Form 10-Q
period 2006-06-30
PENSON WORLDWIDE INC
filed 2006-08-11
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number. 001-32878

Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2896356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 Pacific Avenue, Suite 1400 Dallas, Texas	75201 (Zip Code)

(Address of principal executive offices)

(214) 765-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑

As of August 10, 2006, there were 24,918,886 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.

Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except par values)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$188,428	$99,506
Cash and securities — segregated under Federal and other regulations	264,884	367,036
Receivable from broker-dealers and clearing organizations	447,590	250,668
Receivable from customers, net	1,200,496	978,747
Receivable from correspondents	206,837	89,166
Securities borrowed	1,182,056	1,372,923
Securities owned, at market value	132,107	126,210
Deposits with clearing organizations	138,835	134,310
Property and equipment, net	15,804	14,846
Assets held for disposal	—	63,267
Other assets	48,232	82,202

Total assets	$3,825,269	$3,578,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to broker-dealers and clearing organizations	$393,661	$179,558
Payable to customers	1,706,901	1,287,378
Payable to correspondents	280,742	179,774
Short-term bank loans	107,594	125,996
Notes payable	20,300	52,395
Securities loaned	1,039,594	1,532,223
Securities sold, not yet purchased	33,607	36,795
Liabilities held for disposal	—	52,825
Accounts payable, accrued and other liabilities	47,665	41,985

Total liabilities	3,630,064	3,488,929

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding at June 30, 2006 and 3,596 shares issued and outstanding at December 31, 2005	—	34,680
Common stock, $0.01 par value, 100,000 shares authorized; 25,947 shares issued and 24,898 outstanding at June 30, 2006; 15,180 shares issued and outstanding at December 31, 2005	260	152
Additional paid-in capital	184,693	38,090
Accumulated other comprehensive income	2,867	1,990
Retained earnings	25,191	15,040
Treasury stock (1,049 shares at June 30, 2006 and none at December 31, 2005, at cost)	(17,806)	—

Total stockholders’ equity	195,205	89,952

Total liabilities and stockholders’ equity	$3,825,269	$3,578,881

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Revenues from clearing operations	$19,632	$13,824	$39,241	$28,652
Technology revenues	2,767	1,700	5,561	3,003
Interest, gross	38,890	18,588	77,146	36,654
Other	9,046	3,528	17,492	6,755

	70,335	37,640	139,440	75,064

Expenses
Employee compensation and benefits	19,754	14,348	39,383	27,289
Floor brokerage, exchange and clearance fees	6,182	4,015	11,148	8,276
Communications and data processing	5,946	4,679	12,288	9,246
Occupancy and equipment	3,332	2,504	6,432	4,890
Interest expense on short-term obligations	21,232	8,715	43,630	17,540
Other expenses	4,416	4,515	8,912	7,709
Interest expense on long-term debt	911	879	2,073	1,576

	61,773	39,655	123,866	76,526

Income (loss) from continuing operations before income taxes	8,562	(2,015)	15,574	(1,462)
Income tax expense (benefit)	2,998	(746)	5,666	(525)

Income (loss) from continuing operations	5,564	(1,269)	9,908	(937)

Income from discontinued operations, net of tax of $73, $149, $156, and $14 respectively	114	233	243	25

Net income (loss)	$5,678	$(1,036)	$10,151	$(912)

Earnings (loss) per share-basic:
Earnings (loss) per share from continuing operations	$0.25	$(0.08)	$0.49	$(0.06)
Earnings per share from discontinued operations	0.01	0.01	0.01	—
Net income (loss) per share	$0.26	$(0.07)	$0.50	$(0.06)

Weighted average shares outstanding — basic	21,773	15,177	20,276	15,177
Earnings (loss) per share-diluted:
Earnings (loss) per share from continuing operations	$0.25	$(0.08)	$0.48	$(0.06)
Earnings per share from discontinued operations	0.01	0.01	0.01	—

Net income (loss) per share	$0.26	$(0.07)	$0.49	$(0.06)

Weighted average shares outstanding — diluted	22,020	15,177	20,509	15,177

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other		Total
	Preferred	Common	paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Stock	Income	Earnings	Equity

Balance, December 31, 2005	$34,680	$152	$38,090	$—	$1,990	$15,040	$89,952
Net income	—	—	—	—	—	10,151	10,151
Proceeds from initial public offering	—	72	114,080	—	—	—	114,152
Direct costs of capital raised	—	—	(3,074)	—	—	—	(3,074)
Foreign currency translation adjustments, net of tax of $566	—	—	—	—	877	—	877
Preferred stock converted into common stock	(34,680)	35	34,645	—	—	—	—
Repurchase of treasury stock, at cost	—	—	—	(17,708)	—	—	(17,708)
Stock-based compensation expense	—	—	891	—	—	—	891
Exercise of stock options	—	—	62	—	—	—	62
Other	—	1	(1)	(98)	—	—	(98)

Balance, June 30, 2006	$—	$260	$184,693	$(17,806)	$2,867	$25,191	$195,205

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$10,151	$(912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,117	3,043
Stock-based compensation	891	—
Changes in operating assets and liabilities exclusive of effect of business combination:
Cash and securities — segregated under Federal and other regulations	102,152	169,596
Net receivable/payable with customers	197,774	421,220
Net receivable/payable with correspondents	(16,703)	(289,862)
Securities borrowed	190,867	(4,316)
Securities owned	(5,898)	(41,672)
Deposits with clearing organizations	(4,525)	11,252
Other assets	39,217	44,951
Net receivable/payable with broker dealers and clearing organizations	17,181	(63,700)
Securities loaned	(492,629)	(233,544)
Securities sold, not yet purchased	(3,188)	14,291
Accounts payable, accrued and other liabilities	4,570	(10,153)

Net cash provided by operating activities	44,977	20,194

Cash flows from investing activities:
Business combination, net of cash acquired	(4,136)	(1,000)
Purchase of property and equipment, net	(6,075)	(4,206)
Assets and liabilities held for sale, net	—	727

Net cash provided by (used in) investing activities	(10,211)	(4,479)

Cash flows from financing activities:
Proceeds from notes payable	20,300	10,000
Repayments of notes payable	(52,395)	(3,464)
Net borrowing on short-term bank loans	(18,402)	(24,755)
Exercise of stock options	62	—
Repurchase of treasury stock	(7,364)	—
Net proceeds from initial public offering	114,152	—
Direct costs of capital raised	(3,074)	—

Net cash provided by (used in) financing activities	53,279	(18,219)

Effect of exchange rates on cash	877	(481)

Increase (decrease) in cash and cash equivalents	88,922	(2,985)
Cash and cash equivalents at beginning of period	99,506	35,155

Cash and cash equivalents at end of period	$188,428	$32,170

Supplemental cash flow disclosures:
Income tax payments	$2,230	$1,028

Interest payments	$7,472	$5,418

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except per share data)

1.	Summary of significant accounting policies

Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal operating subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (Penson Canada), Penson Financial Services, Ltd. (Penson London), NEXA Technologies, Inc. (NEXA) and Penson Financial Futures, Inc. (PFFI) (collectively, the Company), it provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, and proprietary trading, primarily to facilitate clearing activities. PFSI is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the NASD, and is licensed to do business in all fifty states of the United States of America. Penson Canada is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. Penson London provides settlement services to the London financial community and is a member of the Financial Services Authority and The London Stock Exchange. PFFI is a registered Futures Commission Merchant (FCM) with the Commodity Futures Trading Commission (CFTC).

2.	Capitalization

Initial public offering — On May 17, 2006, the Company completed an initial public offering of 6,258 newly issued shares of common stock and 1,208 shares from existing shareholders, at an offering price of $17.00 per share, with net proceeds to the Company of $99,311 before expenses. The underwriters also exercised their over-allotment option to purchase an additional 939 of newly issued shares and 181 shares from existing shareholders, with net proceeds to the Company from the over-allotment of $14,841. Expenses related to the initial public offering amounted to $3,074. Concurrent with the initial public offering, the Company affected a 1 for 2.4 share reverse stock split. The consolidated financial statements reflect the retroactive effect of the reverse stock split and appropriate restatement of capital accounts.

Basis of Presentation — The accompanying condensed consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (SAI). SAI’s operating subsidiaries include PFSI, NEXA, PFFI, SAH, Inc., Penson Holdings, Inc., and its wholly owned subsidiaries, Penson Canada, Penson London, and PFS Ventures, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management’s Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Interim Financial Statements — The interim condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited, however, in the opinion of management, these interim statements include all adjustments (consisting only of normal recurring adjustments)

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

that the Company considers necessary for a fair presentation of the financial position at such date and the operations and cash flows for the periods then ended. Results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in the form of cash an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Reverse Repurchase and Repurchase Agreements — The Company enters into transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) or sales of securities under agreements to repurchase (repurchase agreements), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities.

Revenue Recognition — Revenues from clearing transactions are recorded in the Company’s books and records on a trade date basis.

There are three major types of technology revenues: (1) completed products that are processing transactions every month generate revenues per transaction which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability which are recognized in the month to which the charges apply; (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned.

To date, the technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition. All of the Company’s products are fully functional when initially delivered to clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill and financing costs associated with the Company’s debt financing arrangements. Goodwill

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

represents the excess purchase price over all tangible and identifiable intangible net assets acquired. The Company complies with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which requires, among other things, the Company to conduct on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. In management’s opinion, there is no impairment of such assets at June 30, 2006. Financing costs associated with the Company’s debt financing arrangements are capitalized and amortized over the life of the related debt in compliance with the effective interest method of SFAS 91.

Stock-Based Compensation — Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward without change prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of FAS 123R, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provided pro forma disclosures of net income and earnings per share for stock option grants as if the fair value method had been applied.

Cash and Cash Equivalents — The Company considers cash equivalents to be highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. Assets segregated for regulatory purposes are not included as cash and cash equivalents for purposes of the consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $11,669 and $11,999 at June 30, 2006 and December 31, 2005, respectively.

Software Costs and Expenses — The Company expenses or capitalizes, as appropriate, certain software development costs in accordance with the Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All qualifying costs of developing or obtaining internal-use software incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage, post-implementation stage and operation stage are expensed as incurred. Capitalized costs are

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

amortized over the expected service life of the related software, generally three to five years, and are included in property and equipment on the statement of financial condition. The Company assesses the recoverability of these costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

Net Income Per Share — Net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period present. Basic earnings per share excludes any dilutive effects of options. Diluted net income per share considers the impact of potential dilutive common shares, unless the inclusion of such shares would have an antidilutive effect.

Basic earnings per share is computed using the weighted average number of common shares outstanding of 21,773 and 15,177 for the three months ended June 30, 2006 and 2005, respectively, and 20,276 and 15,177 for the six months ended June 30, 2006 and 2005, respectively.

Foreign Currency Translation Adjustments — In accordance with SFAS 52 Foreign Currency Translation the Company has, in consolidation, translated the account balances of Penson London and Penson Canada from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the consolidated statements of shareholders’ equity.

Comprehensive Income — Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$5,678	$(1,036)	$10,151	$(912)
Foreign currency translation gain (loss), net of tax	927	(324)	877	(481)

Comprehensive income (loss)	$6,605	$(1,360)	$11,028	$(1,393)

Costs Associated with Disposal Activities — In the second quarter of 2005, the Company decided to reduce the scope and scale of its UK operations due to the level of losses being incurred by those operations. A product offering referred to as the “worked order desk” was eliminated along with all of the people and data terminals associated with that product. In addition, a number of permanent staff positions throughout the rest of the business were eliminated. In accordance with the requirements of Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities, the Company provided reserves for $500 during the second quarter of 2005 to reflect the expected costs of severance for the individual people being terminated along with the remaining contractual costs of data terminals that were no longer required for the business. These reserves were reduced as actual expenses were paid out in the third and fourth quarters of 2005, and no such reserves remained at December 31, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income at the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — and Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

3.	Discontinued operations

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged $10,442 of SAMCO net assets for 1,042 Penson shares and $7,266 of cash. The split off transaction is structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Although there will initially be substantial common ownership between the Company and SAMCO, SAMCO will not be owned by the Company and will operate independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying consolidated statements of operations:

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues	$2,973	$7,368	$9,565	$12,922
Costs and expenses	2,786	6,986	9,166	12,883

Income before income taxes	187	382	399	39
Income taxes	73	149	156	14

Income from discontinued operations	$114	$233	$243	$25

The following assets and liabilities of SAMCO have been presented as assets held for disposal and liabilities held for disposal in the December 31, 2005 consolidated statements of financial condition as follows:

Assets held for sale:
Cash and cash equivalents	$3,223
Securities owned	48,209
Other assets	11,835
Liabilities held for sale:
Payable to broker-dealers and clearing organizations	42,609
Other liabilities	10,216

4.	Business Combination

In May, 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (CCS). In January 2006, the Company paid $4,136 for substantially all of the assets and limited liabilities of CCS and closed the transaction. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over the next four years.

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

5.	Computation of net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Net income Per Share. Common stock equivalents related to stock options are excluded from diluted net income per share calculation if their effect would be antidilutive to net income (loss) per share before discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic and diluted:
Income (loss) from continuing operations	$5,564	$(1,269)	$9,908	$(937)
Discontinued operations	114	233	243	25

Net income (loss)	$5,678	$(1,036)	$10,151	$(912)

Weighted average common shares outstanding — Basic	21,773	15,177	20,276	15,177
Incremental shares from outstanding stock options	162	—	162	—
Restricted stock	85	—	71	—

Weighted average common shares and common share equivalents — Diluted	22,020	15,177	20,509	15,177

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$(0.08)	$0.49	$(0.06)
Discontinued operations	0.01	0.01	0.01	—

Basic earnings (loss) per common share	$0.26	$(0.07)	$0.50	$(0.06)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$(0.08)	$0.48	$(0.06)
Discontinued operations	0.01	0.01	0.01	—

Diluted earnings (loss) per common share	$0.26	$(0.07)	$0.49	$(0.06)

6.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $264,884 at June 30, 2006 for the Company. Cash and securities segregated under federal and other regulations by PFSI totaled $83,792 at June 30, 2006. Of this amount, $80,814 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of July 3, 2006 of $72,306. An additional deposit of $22,000 was made on July 5, 2006 as allowed by Rule 15c3-3. $62,738 was segregated under similar Canadian regulations and $118,353 was segregated under similar regulations in the United Kingdom. The remaining balance of $2,979 at year-end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (PAIB) calculation, as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. As of July 3, 2006, the Company had no PAIB reserve requirement. At December 31, 2005, $367,036 were segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2006	2005

Receivable:
Securities failed to deliver	$253,712	$201,727
Receivable from clearing organizations	193,878	48,941

	$447,590	$250,668

Payable:
Securities failed to receive	$134,897	$140,325
Payable to clearing organizations	258,764	39,233

	$393,661	$179,558

Receivables from broker-dealers and clearing organizations include amounts receivable for securities failed to deliver, amounts receivable from clearing organizations relating to open transactions, good-faith and margin deposits, and floor-brokerage receivables. Payables to broker-dealers and clearing organizations include amounts payable for securities failed to receive, amounts payable to clearing organizations on open transactions, and floor-brokerage payables. In addition, the net receivable or payable arising from unsettled trades are reflected in these categories.

8.	Receivable from and payable to customers and correspondents

Receivable from and payable to customers and correspondents include amounts due on cash and margin transactions. Securities owned by customers and correspondents are held as collateral for receivables. Such collateral is not reflected in the consolidated financial statements. Payable to correspondents also includes commissions due on customer transactions.

9.	Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	June 30,	December 31,
	2006	2005

Securities Owned:
Corporate	$7,836	$15,157
Certificates of deposit and term deposits	24,542	12,106
U.S. Federal, State and municipal	25,484	41,161
Canadian government obligations	74,245	57,786

	$132,107	$126,210

Securities Sold, Not Yet Purchased:
Corporate	$2,532	$2,842
Canadian government obligations	31,075	33,549
U.S. Federal, State and Municipal	—	404

	$33,607	$36,795

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

10.	Reverse Repurchase and Repurchase Agreements

The Company enters into transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) or sales of securities under agreements to repurchase (repurchase agreements), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities. At June 30, 2006 and December 31, 2005, reverse repurchase agreements of $13,649 and $53,154, respectively, are included in other assets in the consolidated statements of financial condition.

11.	Short-term bank loans

At June 30, 2006 and December 31, 2005, the Company had $107,594 and $125,996, respectively in short-term bank loans outstanding under our uncommitted lines of credit with four financial institutions. Three of these lines of credit permit the Company to borrow up to an aggregate of approximately $448 million while our remaining line of credit does not have a specified borrowing limit. The Company also has the ability to borrow under stock loan arrangements where we currently have approximately $1.0 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

12.	Notes payable

Notes payable consists of the following:

	June 30,	December 31,
	2006	2005

Bank term note with a variable rate of interest that approximated 7.75% at December 31, 2005, paid in full in May, 2006	$—	$33,407
Bank credit agreement, unsecured, with a variable rate of interest that approximated 8.75% at June 30, 2006. Payable in full in May, 2009	20,300	—
Note payable to Service Lloyds Insurance Company with interest at 8% at December 31, 2005, paid in full in May, 2006	—	1,000
Note payable to a vendor with a variable rate of interest that approximated 7.25% at December 31, 2005, paid in full in May, 2006	—	2,988
Bank term note with a variable rate of interest that approximated 6.3% at December 31, 2005, paid in full in May, 2006	—	15,000

	$20,300	$52,395

The Company’s credit agreement contains certain restrictive covenants. These covenants require that the Company meet certain requirements such as the maintenance of minimum net worth, leverage and income levels, and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. The Company was in compliance with all covenant requirements at June 30, 2006.

13.	Financial instruments with off-balance sheet risk

In the normal course of business, the Company purchases and sells securities as both principal and agent. If another party to the transaction fails to fulfill its contractual obligation, the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

The Company deposits customers’ margin account securities with lending institutions as collateral for borrowings. If a lending institution does not return a security, the Company may be obligated to purchase the security in order to return it to the customer. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the loan from the institution.

In the event a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory requirements and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

Securities purchased under agreements to resell are collateralized by U.S. Government or U.S. Government-guaranteed securities. Such transactions may expose the Company to off-balance-sheet risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying contract amount. A similar risk exists on Canadian Government securities purchased under agreements to resell that are a part of other assets. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the contract amount of the receivable.

The Company’s policy is to regularly monitors its market exposure and counterparty risk. The Company does not anticipate nonperformance by counterparties and maintains a policy of reviewing the credit standing of all parties, including customers, with which it conducts business.

For customers introduced on a fully disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

14.	Stock incentives

Stock options

On January 1, 2006, the Company adopted SFAS No. 123R which is a revised standard regarding share-based payments. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. In adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The Company has selected the Black-Scholes-Merton option for the valuation model, and has elected to amortize costs evenly over required vesting periods. The Company has adopted this Statement using the modified prospective basis. Other disclosures required by this Statement include the expected term of the options, the expected volatility of the entity’s shares and the method used to estimate volatility. The Company utilizes the “simplified” method permitted by SAB #107 to determine the expected term of the future option grants. The Company typically granted options and restricted stock units with a contractual term of 7 years which vest quarterly over 4 years. The resulting expected term from the simplified method is 4.75 years.

Through December 31, 2005, the Company had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, to the extent the exercise price of employee stock options equals or is greater than the market price of the underlying stock on the measurement date, no compensation expense was recognized.

During the year ended December 31, 2002, the Company granted stock options to certain employees. The grant price of the options was two times the book value of Penson Worldwide, Inc. as of the date of issuance which the

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

Board of Directors determined to be the fair value of the stock based on the then current business and prospects for the Company. The options have a term of ten years. All such options have vested.

The minimum value of the 2002 stock option grants at the date of exercise was estimated using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 4.88%, expected dividend yield of 0.00%; volatility factor of 0.01%, and expected option life of ten years. The effect of applying SFAS 123 for the years ended December 31, 2005 results in net income that is not materially different from the amounts reported.

During 2006, the Company granted stock options to employees. The grant price of the options was the market value at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock to its non-employee directors. The options have a term of ten years and vest quarterly over four years.

The minimum value at the date of exercise was estimated using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 5.0%, expected dividend yield of 0.00%, volatility factor of 20.0%, and expected option term of 4.75 years using the simplified method. Based on the results of the model, the weighted-average fair value of the stock options granted during the six months ended June 30, 2006 was $4.85.

The Company recorded compensation expense relating to options of approximately $168 during the quarter ended June 30, 2006.

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding, December 31, 2005	227	$4.04	6.16
Granted	1,118	$17.02
Exercised	(16)	$3.98
Forfeited	—	—
Outstanding, June 30, 2006	1,329	$14.96	6.69	$3,020

Exercisable at June 30, 2006	210	$4.04	5.66	$2,771

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2006 was $204.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Weighted Average
	Remaining Life	Weighted Average
Number of Shares	(in years)	Exercise Price

159	5.6	$3.98
31	5.7	$4.22
21	6.2	$4.22
1,118	6.9	$17.02

1,329	6.7	$14.96

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

A summary of the Company’s Restricted Stock Unit activity is as follows:

Outstanding, December 31, 2005	64
Granted	621
Distributed	(28)
Forfeited	—

Outstanding, June 30, 2006	657

The weighted average grant-date fair value of the restricted stock units granted during the three and six months ended June 30, 2006 was $17.00. The Company recorded compensation expense relating to restricted stock units of approximately $217 and $707 during the three and six month periods ended June 30, 2006, respectively.

There is $14,359 of unamortized compensation expense related to the unvested restricted shares and options outstanding at June 30, 2006. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 3.7 years.

The Company is operating under the 2000 Stock Incentive Plan, as amended in July, 2005, under which 2,708 shares of common stock have been authorized for issuance. Of this amount, options to purchase 1,345 shares of common stock have been granted and 1,363 shares remain available for future grant.

The 2000 Stock Incentive Plan includes three separate programs: the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; the stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; the automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members. The Company’s board of directors or its compensation committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.

Employee stock purchase plan

In July, 2005, The Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock have initially been reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. In no event will any such annual increase exceed 150 shares.

The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary up to 15% through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

terminate no later than the last business day of June 2015. As of June 30, 2006, no purchases of stock under the ESPP plan have occurred.

15.	Commitments and contingencies

The Company is named in various legal matters arising in the ordinary course of business. Management does not believe the resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2006 or December 31, 2005.

16.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Federal statutory income tax rate	35.0%	(35.0)%	35.0%	(35.0)%
NOL carryforward	—	(21.0)	—	(48.1)
Foreign taxes	.5	20.5	.4	47.1
State and local income taxes, net of federal benefit	2.6	(1.0)	3.5	(1.0)
Other, net	—	(0.1)	.4	1.0
Change in valuation allowance due to NOL utilization	—	—	(2.9)	—

	38.1%	(36.6)%	36.4%	(36.0)%

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

17.	Segment information

Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada.

	United
Three Months Ended June 30, 2006	States	Canada	Other	Consolidated

Revenue	$51,089	$15,568	$3,678	$70,335
Income (loss) from continuing operations before tax	5,969	3,132	(539)	8,562
Income from discontinued operations	114	—	—	114
Net income (loss)	4,198	2,019	(539)	5,678
Segment assets	2,658,797	666,137	500,335	3,825,269
Intangibles	14,410	538	—	14,948
Capital expenditures	2,294	422	234	2,950
Depreciation and amortization	1,578	360	131	2,069
Amortization of intangibles	594	—	—	594

	United
Three Months Ended June 30, 2005	States	Canada	Other	Consolidated

Revenue	$25,676	$9,127	$2,837	$37,640
Income (loss) from continuing operations before tax	44	869	(2,928)	(2,015)
Income from discontinued operations	233	—	—	233
Net income (loss)	1,358	534	(2,928)	(1,036)
Segment assets	1,569,938	580,558	356,149	2,506,645
Intangibles	8,317	538	—	8,855
Capital expenditures	1,814	182	195	2,191
Depreciation and amortization	758	245	75	1,078
Amortization of intangibles	484	—	—	484

	United
Six Months Ended June 30, 2006	States	Canada	Other	Consolidated

Revenue	$102,434	$30,545	$6,461	$139,440
Income (loss) from continuing operations before tax	10,520	5,983	(929)	15,574
Income from discontinued operations	243	—	—	243
Net income (loss)	7,242	3,837	(928)	10,151
Segment assets	2,658,797	666,137	500,335	3,825,269
Intangibles	14,410	538	—	14,948
Capital expenditures	5,205	582	288	6,075
Depreciation and amortization	2,968	692	247	3,907
Amortization of intangibles	1,210	—	—	1,210

Penson Worldwide, Inc.

Notes to the Condensed Consolidated Financial Statements — (Continued)

	United
Six Months Ended June 30, 2005	States	Canada	Other	Consolidated

Revenue	$51,381	$18,191	$5,492	$75,064
Income (loss) from continuing operations before tax	922	1,715	(4,099)	(1,462)
Income from discontinued operations	25	—	—	25
Net income (loss)	2,142	1,045	(4,099)	(912)
Segment assets	1,569,938	580,558	356,149	2,506,645
Intangibles	8,317	538	—	8,855
Capital expenditures	3,330	413	463	4,206
Depreciation and amortization	1,413	474	138	2,025
Amortization of intangibles	1,018	—	—	1,018

18.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2006, PFSI had net capital of $137,732, and was $117,048 in excess of its required net capital of $20,684. At December 31, 2005, PFSI had net capital of $66,027, and was $47,814 in excess of its required net capital of $18,213.

19.	Guarantees

FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments for the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) asset, liability, or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

Exchange member guarantees

Certain affiliates of the Company are members of various exchanges and industry clearinghouses that trade and/or clear securities. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the organization. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the organization had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the organization. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and unaudited consolidated financial statements and related notes thereto included in our prospectus on Form 424B4 (File No. 333-127385), filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2006 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of a broad range of critical securities-processing infrastructure products and services to the global securities and investment industry. Our products and services include securities and futures clearing, margin lending, facilities management, technology and other related offerings. In addition, we support trading in multiple markets, investment products and currencies.

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 230 active correspondents as of June 30, 2006. Our revenues were $70.3 million and $37.6 million for the three months ended June 30, 2006 and 2005, respectively and consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from our stock loan business. Our clearing revenues are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Important trends in our industry include increasing interest rates in the U.S. since mid 2004 and this combined with growth in the underlying assets that earn interest has improved our interest income. We have also increased our capital since mid 2004, enabling us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our acquisition of Nexa Technologies in mid 2004 has allowed us to rapidly expand our technology services business, leading to quarterly increases in technology revenues, but the associated necessary investment in the business, particularly in 2005, resulted in reduced profitability. Our revenues grew substantially in 2005, principally from interest income, however increased expenses during most of the year due to increased head count, restructuring expenses in the U.K. and investments in and expenses of the Nexa Technologies business, resulted in significantly reduced net income in 2005.

Our business has been expanding over the last few years and we have required additional capital to support it. The proceeds from our May 2006 public offering and the new $75 million credit facility entered into in May 2006 should support our planned growth.

Discontinued operations

In May, 2006, the Company completed the disposal by split-off of certain non-core business operations that were placed into a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged 1.0 million Penson shares for SAMCO shares. The split off transaction is structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Cash of $7.3 million was given in addition to the exchange of shares in order to distribute the net assets at net book value. Although there will initially be substantial common ownership between the Company and SAMCO, SAMCO will not be owned by the Company and will operate independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets.

Financial overview

Revenues

Our largest source of revenues beginning in 2005 is interest income. We often refer to our interest income as Interest, gross to distinguish this category of revenue from Interest, net that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances, interest earned by investing customers’ cash and from stock loan activity, and therefore these revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. Our clearing revenues are based principally on the number of trades we clear. Other revenues are generated by foreign exchange and other trading transactions as well as fees charged to our correspondents’ customers. Our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

Revenues from clearing transactions represented 27.9% and 36.7% of our total revenues in the three months ended June 30, 2006 and 2005, respectively. Interest income represented 55.3% and 49.4% of our total revenues in those same periods.

Expenses

Employee compensation and benefits

Compensation and benefits that we pay to our employees includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., most of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A significant portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.

Interest expenses

Interest expenses on short-term obligations are incurred in our daily operations in connection with interest we pay on credit balances we hold and borrowings we use to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock loans. Regulations differ by country as to how operational needs can be funded, but we often find that funding from stock loans of customer or correspondent securities can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source.

Other operating expenses

Expenses incurred to process trades include floor brokerage, exchange and clearance fees, and those expenses tend to vary significantly with the level of trading activity. The related communications and data processing costs do not vary as directly with the level of trading activity. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our business. Other expenses include legal, regulatory and accounting expenses along with travel and miscellaneous expenses.

Comparison of three months ended June 30, 2006 and June 30, 2005

Overview

Results of operations continued to show improvement in our clearing operations, interest earned and in our technology business for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the second quarter of 2006 compared to the second quarter of 2005, primarily due to the acquisition of the CCS clearing business in late 2005, continued growth in our Canadian operation and the improvements in our U.K. and Nexa Technologies businesses discussed below.

In September 2005 we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 20 to 45 basis points on the transactions.

We have made significant progress in our U.K. operations and our Nexa Technologies business. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. This new operating strategy has resulted in significantly reduced operating losses. Operating loss in our U.K. operations was $538,000 for the second quarter of 2006 compared to $2.9 million for the second quarter of 2005. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub. Nexa Technologies’ operating loss was $895,000 for the second quarter of 2006 compared to $2.0 million for the same period in 2005. Increase in development revenues and recurring revenues and control of expenses has accounted for this improvement.

The above factors resulted in substantially improved operating results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

	Amount	%
	(In thousands)

Revenues:
Revenue from clearing operations	$5,808	42.0%
Technology revenues	1,067	62.8%
Interest:
Interest on asset based balances	8,078	47.8%
Interest on conduit borrows	11,198	—
Money market	1,026	60.7%

Interest, gross	20,302	109.2%
Other revenue	5,518	156.4%

Total revenues	$32,695	86.9%

Expenses:
Employee compensation and benefits	$5,406	37.7%
Floor brokerage, exchange and clearance fees	2,167	54.0%
Communications and data processing	1,267	27.1%
Occupancy and equipment	828	33.1%
Interest:
Interest expense on liability based balances	2,287	21.2%
Interest on conduit loans	10,230	—

Interest expense on short-term obligations	12,517	143.6%
Other expenses	(99)	(2.2)%
Interest expense on long-term debt	32	3.6%

Total expenses	$22,118	55.8%

Income from continuing operations before income taxes	$10,577	—

Revenues

Total revenues increased $32.7 million, or 86.9%, to $70.3 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. The primary reasons for this increase were that interest revenue increased $20.3 million, or 109.2%, to $38.9 million during the 2006 period. Interest on our conduit borrows was

$11.2 million, or 55.2% of the interest increase. The Company introduced the stock loan conduit operation in the third quarter of 2005. Our average daily interest-earning assets increased $387 million, or 24.4% to $2.0 billion for the quarter ended June 30, 2006. During this same time period our daily interest rate increased approximately 80 basis points, or 18.8% to approximately 506 basis points. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues increased $5.8 million, or 42.0%, to $19.6 million during this same period, primarily due to the acquisition of CCS and higher trading volumes. Technology revenue increased $1.1 million, or 62.8%, to $2.8 million in the second quarter of 2006, due to new software development contracts and higher recurring revenue. Other revenue increased $5.5 million, or 156.4%, to $9.0 million in the second quarter of 2006, primarily due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada, and higher equity and option execution fees in the U.S. and Canada. Interest, net increased from $9.9 million for the quarter ended June 30, 2005 to $17.7 million for the quarter ended June 30, 2006. This increase is due to an increase in interest rates, higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005. As interest rates have increased, we have been able to increase the spread between what we charge our customers and correspondents who borrow money, compared with the interest rates we incur on our borrowings.

Employee compensation and benefits

Total employee costs increased $5.4 million, or 37.7%, to $19.8 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. The primary reasons for this increase are 1) the increase in headcount from 597 as of June 30, 2005 to 719 as of June 30, 2006 and 2) the adoption of FASB 123R during the period. We increased personnel significantly in our U.S. and Canadian clearing operations and in the Nexa Technologies business over the past 12 months as we continued to expand the variety of our services offered and the number of correspondents served in those markets.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $2.2 million, or 54.0%, to $6.2 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006, due primarily to the acquisition of CCS and higher trading volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $1.3 million, or 27.1%, to $5.9 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This increase reflects additional growth in volumes in our U.S. operations, primarily from the CCS acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $828,000, or 33.1%, to $3.3 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This increase is primarily due to additional equipment that was acquired to support our different businesses.

Interest expense on short-term obligations

Interest expense on short-term obligations increased $12.5 million, or 143.6%, to $21.2 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. The primary reason for the increase is attributable to the interest on conduit loans of $10.2 million for the quarter ended June 30, 2006 compared to none for the same quarter of 2005. The Company introduced the stock loan conduit business in the third quarter of 2005. Our average daily balance of short-term obligations relating to our stock loan business increased $521 million, or 43.4%, to $1.7 billion for the quarter ended June 30, 2006. During this same time period our average daily interest rate decreased approximately 35 basis points, or 12.1% to approximately 255 basis points. The additional capital from the IPO allowed for the increased use of funds with lower interest bearing properties, such as customer credits, to cover customer debits compared to short term bank loans.

Other expenses

Other expenses decreased $99,000, or 2.2%, to $4.4 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This decrease is due to the expense associated with the restructuring of the U.K. operation in 2005 compared to none in 2006 offset by an increase in our Canadian operation for advertising and transfer fees in 2006.

Interest expense on long term debt

Interest expense on long term debt increased from $879,000 for the quarter ended June 30, 2005 to $911,000 for the quarter ended June 30, 2006. This represents a 3.6% increase, which was caused by increased balances as well as by higher average interest rates in effect during the most recent quarter.

Provision (benefit) for income taxes

Income tax expense was $3.0 million or 35.0% for the quarter ended June 30, 2006 compared to a tax benefit of $746,000 for the quarter ended June 30, 2005. Management determined that based on the last two profitable quarters, and the additional net interest income expected to be earned from the net IPO proceeds, that the valuation reserve was no longer required. Accordingly, the release of the valuation reserve has been considered in estimating the annual effective tax rate.

Income from continuing operations

Total income from continuing operations increased $6.8 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This change is consistent with the changes in operational items described above.

Income from discontinued operations, net of taxes

Income from discontinued operations was $114,000 for the quarter ended June 30, 2006 compared with income from discontinued operations of $233,000 for the quarter ended June 30, 2005. Commission income and advisory fees continue to decline due to competitive pressures in the high yield, municipal and government bond markets.

Net income (loss)

As a result of the foregoing, net income increased to $5.7 million for the quarter ended June 30, 2006 from a net loss $1.0 million for the quarter ended June 30, 2005.

Comparison of six months ended June 30, 2006 and June 30, 2005

Results of operations showed continued improvement primarily from our U.S. and Canadian clearing operations, including from net interest earned and from lower operating losses in our U.K. and Nexa Technologies businesses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

In the fall of 2004, we embarked on an aggressive operational plan to roll out additional products and services in the U.K. market. Our operational plan was comprised of the following key components: (a) our provision to U.S. institutional correspondents of access to securities products that trade on the London Stock Exchange, (b) our provision of a “worked order desk” to facilitate the manual and confidential processing of large institutional orders on the London Stock Exchange and certain other market destinations, and (c) our inclusion of additional market destinations in our European order execution hub. Unfortunately, we were not successful at implementing this operational plan, which created larger than expected losses in the U.K. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. In particular, we eliminated the worked order desk and certain personnel involved in our U.K. operations which among other things has resulted in much lower compensation expense. This new operating strategy resulted in significantly reduced operating losses in the U.K. in the second half of 2005 and is continuing through the first half of 2006. U.K. operating losses from January 1, 2005 to June 30, 2005 were $4.1 million, compared to $928,000 for the first half of 2006. We intend to continue with our plans to provide new products on the

London Stock Exchange and a larger number of markets in our European execution hub, although revenue from such projects will take longer to realize than originally expected.

As mentioned above, operational losses from our Nexa Technologies business were $3.9 million for the first half of 2005 compared to $2.1 million for the first half of 2006. The improvement is a result of increased development contracts, higher recurring revenue and control of operating expenses.

The above factors resulted in higher operating profit for the six month ended June 30, 2006 compared to the same period for 2005.

The following is a summary of the increases in the categories of revenues and expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

	Amount	%
	(In thousands)

Revenues:
Revenue from clearing operations	$10,589	37.0%
Technology revenues	2,558	85.2%
Interest:
Interest on asset based balances	13,728	41.3%
Interest on conduit borrows	24,798	—
Money market	1,966	57.2%

Interest, gross	40,492	110.5%
Other revenue	10,737	158.9%

Total revenues	$64,376	85.8%

Expenses:
Employee compensation and benefits	$12,094	44.3%
Floor brokerage, exchange and clearance fees	2,872	34.7%
Communications and data processing	3,042	32.9%
Occupancy and equipment	1,542	31.5%
Interest:
Interest expense on liability based balances	3,713	21.21%
Interest on conduit loans	22,377	—

Interest expense on short-term obligations	26,090	148.7%
Other expenses	1,203	15.6%
Interest expense on long-term debt	497	31.5%

Total expenses	$47,340	61.9%

Income from continuing operations before income taxes	$17,036	—

Revenues

Total revenues increased $64.4 million, or 85.8%, to $139.4 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The primary reason for this increase was that interest revenue increased $40.5 million, or 110.5%, to $77.1 million during this same period. Interest from our stock conduit borrows operations accounted for $24.8 million, or 61.2% of this increase. This business was introduced in the third quarter of 2005. Our average daily interest earning assets increased $177.0 million, or 10.3% to $1.9 billion for the six months ended June 30, 2006. During this same time period our average daily interest rate increased approximately 108 basis points, or 28.1%. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues increased $10.6 million, or 37.0%, during this same period primarily due to the acquisition of CCS and higher trading volume. Technology revenue increased $2.6 million, or 85.2%, due to new software development contracts and higher recurring revenue. Other revenue increased $10.7 million, or 158.9%, in the first six months of 2006 due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada and higher equity and option execution fees in the U.S. and Canada. Interest, net increased from $19.1 million for the six months ended June 30, 2005 to $33.5 million for the six months ended June 30, 2006. This improvement was due to an increase in interest rates and higher customer balances, partially offset by higher interest expenses as described above. As interest rates have increased, we have been able to increase the spread between what we charge to customers and correspondents who borrow money, compared with the interest expense we incur.

Employee compensation and benefits

Total employee costs increased $12.1 million, or 44.3%, to $39.4 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The primary reasons for this increase are 1) the increase in headcount from 597 at the end of June 30, 2005 to 719 at the end of June 30, 2006 and 2) the adoption of FASB 123R during the period. We had significant increases in personnel in the U.S. and in the Nexa Technologies business, as we continued to expand the variety of our services we offered and the number of correspondents that we served in those markets.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $2.9 million, or 34.7% to $11.1 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, primarily due to the acquisition of CCS and higher trading volumes.

Communications and data processing

Total expenses for our communications and data processing requirements increased $3.0 million, or 32.9%, to $12.3 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase reflects additional growth in Canadian volumes, as data processing costs in Canada comprise a larger percentage of revenues than in the U.S. The increase was also due to additional communications expense for our Nexa Technologies business as the expansion of our business has required additional connectivity.

Occupancy and equipment

Total expense for occupancy and equipment increased $1.5 million, or 31.5%, to $6.4 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is primarily due to the additional equipment required to support the growth in our businesses.

Interest expenses on short-term obligations

Interest expense on short-term obligations increased $26.1 million, or 148.7%, to $43.6 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. Interest from our stock conduit loans accounted for $22.4 million, or 85.8% of this increase as this business was introduced in the third quarter of 2005. Our average daily balances of our short-term obligations increased $334.8 million, or 24.9%, to $1.7 billion for the six months ended June 30, 2006. During this same period, our average daily interest rate decreased approximately 8 basis points or 3%. The majority of this decrease was due to the additional capital provided from the IPO which allowed the use of lower interest bearing funds to cover customer debits.

Other expenses

Other expenses increased $1.2 million, or 15.6%, to $8.9 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The increase amount relates to increases in travel, legal and accounting expenses in our U.S. clearing operations and our Canadian operations.

Interest expense on long term debt

Interest expense on long term debt increased from $1.6 million in the six months ended June 30, 2005 to $2.1 million for the six months ended June 30, 2006. This represents $497,000, or a 31.5% increase which was caused by increased balances as well as the greater average rates in effect during the respective periods.

Provision (benefit) for income taxes

Income tax expense was $5.7 million or 36.4% for the six months ended June 30, 2006 compared to a tax benefit of $525,000 for the six months ended June 30, 2005. Management determined that based on the last two profitable quarters, and the additional net interest income expected to be earned from the net IPO proceeds, that the valuation reserve was no longer required. Accordingly, the release of the valuation reserve has been considered in estimating the annual effective tax rate.

Income from continuing operations

Total income from continuing operations increased $10.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This change is consistent with the change in operational items described above.

Income from discontinued operations, net of taxes

Total income from discontinued operations increased $218,000 from the six months ended June 30, 2005 to the six months ended June 30, 2006. The business that we are discontinuing had lower revenues and reduced profitability in the six months 2005 compared to 2006, primarily due to a decline in commission income resulting from an increase in the competitive market selling bonds, municipals and treasury securities. This decrease was offset by investment income of $528,000 earned from an investment in a management company.

Net income (loss)

As a result of the foregoing, net income increased to $10.2 million for the six months ended June 30, 2006 from a loss of $912,000 for the six months ended June 30, 2005.

Liquidity and capital resources

We finance our operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2006, we had $107.6 million in short-term bank loans outstanding under our uncommitted lines of credit in the U.S. with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $448 million while our remaining line of credit does not have a specified borrowing limit. We also have the ability to borrow under stock loan arrangements where we currently have approximately $1.0 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

Net proceeds from our May 2006 IPO were approximately $111 million. After providing for the capital contribution of $7.3 million made to SAMCO in accordance with the split off agreement, we used the balance of the net proceeds from this offering to repay debt, including approximately $36.6 million of long-term indebtedness under a bank term loan, and a $15.1 million short-term promissory note. The remaining proceeds were used to repay a portion of our outstanding debt under several short-term loans from our existing uncommitted bank lines of credit or under stock loans, which we use for the daily working capital needs of our subsidiaries. As our margin loans increase, the amount of customer securities available to support these borrowing activities also increases in direct proportion. In addition, we generally are able to finance margin borrowings by our customers with customer credit balances that we hold.

We have historically financed our capital needs through the use of cash generated by operations, and small private placements of equity with our shareholders. In 2004, we raised $25.0 million, less related expenses of

$250,000, from TCV V, L.P. and TCV Member Fund, L.P., funds managed by Technology Crossover Ventures, a venture capital firm, in exchange for our Preferred Stock. In 2005, we raised an additional $10.0 million from these same investors, less related expenses of $70,000, through a private placement of shares of our Preferred Stock. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with operating earnings and bank debt.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2006, PFSI had net capital of $137.7 million, which was $117.0 million in excess of its required net capital of $20.7 million.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. There were no amounts outstanding under repurchase agreements at June 30, 2006. The table below shows our contractual obligations and commitments as of December 31, 2005, including our payments due by period:

		Less Than			More Than
Payments Due by Period	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest	$52,666	$23,771	$26,807	$2,088	—
Capital lease obligations	4,918	1,862	3,045	11	—
Operating lease obligations	14,554	3,955	7,192	3,407	—

Total	$72,138	$29,588	$37,044	$5,506	—

Subsequent to December 31, 2005, our corporate building lease was extended until June 2016. Under the terms of that lease, effective as of July 1, 2006, we will lease approximately an additional 13 thousand square feet, which will increase our rent expense by $54 thousand a year, for a total of approximately 82 thousand square feet and, effective as of February 1, 2008, we will lease further approximately an additional 13 thousand square feet, which will increase our rent expense by another $222 thousand a year. In May 2006, we repaid all long-term debt obligations and accrued interest with the proceeds from our IPO and terminated the credit agreement. We subsequently entered into a new three year credit facility for $75 million and immediately drew down $20.3 million. The weighted average interest rate on the notes payable for the three and six month periods ended June 30, 2006 was 7.53% and 7.67%, respectively.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For further information, see note 13 to consolidated financial statements.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to software development and the valuation of stock-based compensation.

Software development

Costs associated with software developed for internal use are capitalized based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancement that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Revenues and costs associated with software developed under contract for a customer face some of the same judgmental issues described above, but also involve an assessment of the profitability expected for a project that can extend over a considerable time period. To date, our projects have included provisions for on-going billings, which include charges relating to maintenance and infrastructure support, but there can be no guarantee that all future contracts will have such provisions. In the absence of such provisions, judgments need to be made relating to how much revenue is required to be deferred to cover on-going maintenance and other customer-specific software development costs.

Stock-based compensation section under critical accounting policies

Beginning in 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward without change prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of FAS 123R, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provided pro forma disclosures of net income and earnings per share for stock option grants as if the fair value method had been applied.

Forward-Looking Statements

This report contains forward-looking statements that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	reductions in per transaction clearing fees;

•	legislative and regulatory changes;

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the Securities and Exchange Commission.

Additional important factors that may cause our actual results to differ from our projections are detailed later in this report under the section entitled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement.

Item 3.	Quantitative and qualitative disclosure about market risk

We do not have material exposure to interest rate changes, commodity price changes, foreign currency fluctuations or similar market risks other than the effect they may have on trading volumes and the profitability of our margin lending activities and interest earned by investing customers’ cash. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. If short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Board of Governors of the Federal Reserve System usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the low end of its historical range. Interest rates in Canada and Europe are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the general course of business, the Company has been named as a defendant in various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our prospectus filed on Form 424B4 on May 18, 2006, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None reportable

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated May 26, 2006.†	(1)
10.2	Amendment to the Remote Processing Agreement between SunGard Financial Systems, Inc. and Penson Financial Services, Inc. dated July 25, 2006 as amended.	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer and director

Date: August 11, 2006

/s/ Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: August 11, 2006

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated May 26, 2006.†	(1)
10.2	Amendment to the Remote Processing Agreement between SunGard Financial Systems, Inc. and Penson Financial Services, Inc. dated July 25, 2006 as amended.	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.