Form 10-Q
period 2006-09-30
PENSON WORLDWIDE INC
filed 2006-11-01
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number. 001-32878

Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2896356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 765-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐   Accelerated filer  ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 30, 2006, there were 24,918,886 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.

Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except par values)

ASSETS
Cash and cash equivalents	$82,513	$99,506
Cash and securities — segregated under Federal and other regulations	508,460	367,036
Receivable from broker-dealers and clearing organizations	309,643	250,668
Receivable from customers, net	1,181,158	978,747
Receivable from correspondents	172,939	89,166
Securities borrowed	1,475,482	1,372,923
Securities owned, at market value	158,135	126,210
Deposits with clearing organizations	173,403	134,310
Property and equipment, net	15,314	14,846
Assets held for disposal	—	63,267
Other assets	105,132	82,202

Total assets	$4,182,179	$3,578,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to broker-dealers and clearing organizations	$333,274	$179,558
Payable to customers	2,084,377	1,287,378
Payable to correspondents	170,554	179,774
Short-term bank loans	65,044	125,996
Notes payable	11,300	52,395
Securities loaned	1,208,423	1,532,223
Securities sold, not yet purchased	59,100	36,795
Liabilities held for disposal	—	52,825
Accounts payable, accrued and other liabilities	47,187	41,985

Total liabilities	3,979,259	3,488,929

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding at September 30, 2006 and 3,596 shares issued and outstanding at December 31, 2005	—	34,680
Common stock, $0.01 par value, 100,000 shares authorized; 25,968 shares issued and 24,919 outstanding at September 30, 2006; 15,180 shares issued and outstanding at December 31, 2005	260	152
Additional paid-in capital	185,743	38,090
Accumulated other comprehensive income	2,889	1,990
Retained earnings	31,834	15,040
Treasury stock (1,049 shares at September 30, 2006 and none at December 31, 2005, at cost)	(17,806)	—

Total stockholders’ equity	202,920	89,952

Total liabilities and stockholders’ equity	$4,182,179	$3,578,881

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Revenues
Revenues from clearing operations	$17,180	$14,102	$56,421	$42,754
Technology revenues	2,890	1,923	8,451	4,926
Interest, gross	40,038	21,360	117,184	58,014
Other	8,684	4,199	26,176	10,954

	68,792	41,584	208,232	116,648

Expenses
Employee compensation and benefits	19,607	15,449	58,990	42,738
Floor brokerage, exchange and clearance fees	5,265	3,196	16,413	11,472
Communications and data processing	5,586	5,070	17,874	14,316
Occupancy and equipment	3,346	2,569	9,778	7,459
Interest expense on short-term obligations	19,030	8,982	62,660	26,522
Other expenses	5,197	3,724	14,109	11,433
Interest expense on long-term debt	539	686	2,612	2,262

	58,570	39,676	182,436	116,202

Income from continuing operations before income taxes	10,222	1,908	25,796	446
Income tax expense	3,579	756	9,245	231

Income from continuing operations	6,643	1,152	16,551	215

Income from discontinued operations, net of tax of $0, $54, $156, and $68, respectively	—	84	243	109

Net income	$6,643	$1,236	$16,794	$324

Earnings per share-basic:
Earnings per share from continuing operations	$0.27	$0.08	$0.76	$0.01
Earnings per share from discontinued operations	—	—	0.01	0.01

Net income per share	$0.27	$0.08	$0.77	$0.02

Earnings per share-diluted:
Earnings per share from continuing operations	$0.26	$0.07	$0.74	$0.01
Earnings per share from discontinued operations	—	—	0.01	0.01

Net income per share	$0.26	$0.07	$0.75	$0.02

Weighted average shares outstanding — basic	25,034	15,181	21,866	15,177
Weighted average shares outstanding — diluted	25,314	18,120	22,284	18,020

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2005	$34,680	15,180	$152	$38,090	$—	$1,990	$15,040	$89,952
Net income	—	—	—	—	—	—	16,794	16,794
Proceeds from initial public offering	—	7,197	72	114,080	—	—	—	114,152
Direct costs of capital raised	—	—	—	(3,074)	—	—	—	(3,074)
Foreign currency translation adjustments, net of tax of $580	—	—	—	—	—	899	—	899
Preferred stock converted into common stock	(34,680)	3,526	35	34,645	—	—	—	—
Repurchase of treasury stock, at cost	—	(1,049)	1	(1)	(17,806)	—	—	(17,806)
Stock-based compensation expense	—	49	—	1,941	—	—	—	1,941
Exercise of stock options	—	16	—	62	—	—	—	62

Balance, September 30, 2006	$—	24,919	$260	$185,743	$(17,806)	$2,889	$31,834	$202,920

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$16,794	$324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,929	4,842
Stock-based compensation	1,941	—
Changes in operating assets and liabilities exclusive of effect of business combination:
Cash and securities — segregated under Federal and other regulations	(141,424)	198,697
Net receivable/payable with customers	594,588	358,645
Net receivable/payable with correspondents	(92,993)	(162,288)
Securities borrowed	(102,559)	(552,742)
Securities owned	(31,925)	(67,114)
Deposits with clearing organizations	(39,093)	7,764
Other assets	(19,139)	36,408
Net receivable/payable with broker dealers and clearing organizations	94,741	(145,823)
Securities loaned	(323,800)	305,903
Securities sold, not yet purchased	22,305	23,697
Accounts payable, accrued and other liabilities	4,091	(5,780)

Net cash provided by (used in) operating activities	(8,544)	2,533

Cash flows from investing activities:
Business combination, net of cash acquired	(4,536)	(1,000)
Purchase of property and equipment	(6,541)	(7,178)
Assets and liabilities held for sale, net	—	3,815

Net cash used in investing activities	(11,077)	(4,363)

Cash flows from financing activities:
Proceeds from notes payable	20,300	13,010
Repayments of notes payable	(61,395)	(5,365)
Net borrowing on short-term bank loans	(60,952)	(4,060)
Exercise of stock options	62	—
Purchase of treasury stock	(7,364)	—
Issuance of preferred stock	—	9,930
Net proceeds from initial public offering	114,152	—
Direct costs of capital raised	(3,074)	—

Net cash provided by financing activities	1,729	13,515

Effect of exchange rates on cash	899	249

Increase (decrease) in cash and cash equivalents	(16,993)	11,934
Cash and cash equivalents at beginning of period	99,506	35,155

Cash and cash equivalents at end of period	$82,513	$47,089

Supplemental cash flow disclosures:
Income tax payments	$5,854	$1,896

Interest payments	$10,122	$10,586

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal operating subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (Penson Canada), Penson Financial Services, Ltd. (PFSL), NEXA Technologies, Inc. (NEXA) and Penson Financial Futures, Inc. (PFFI) (collectively, the Company), it provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the NASD, and is licensed to do business in all fifty states of the United States of America. Penson Canada is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and The London Stock Exchange. PFFI is a registered Futures Commission Merchant (FCM) with the Commodity Futures Trading Commission (CFTC).

The accompanying condensed consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (SAI). SAI’s operating subsidiaries include PFSI, NEXA, PFFI, SAH, Inc., Penson Holdings, Inc., and its wholly owned subsidiaries, Penson Canada, PFSL, and PFS Ventures, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to conform prior period amounts to current period classifications.

2.	Summary of significant accounting policies

Initial public offering — On May 17, 2006, the Company completed an initial public offering of 6,258 newly issued shares of common stock and 1,208 shares from existing shareholders, at an offering price of $17.00 per share, with net proceeds to the Company of $99,311 before expenses. The underwriters also exercised their over-allotment option to purchase an additional 939 of newly issued shares and 181 shares from existing shareholders, with net proceeds to the Company from the over-allotment of $14,841. Expenses directly related to the initial public offering amounted to $3,074. Concurrent with the initial public offering, the Company affected a 1 for 2.4 share reverse stock split. The condensed consolidated financial statements reflect the retroactive effect of the reverse stock split and appropriate reclassification of capital accounts.

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

Interim Financial Statements — The interim condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these interim statements include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such date and the operations and cash flows for the periods then ended. Results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in the form of cash an

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

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

Revenue Recognition — Revenues from clearing transactions are recorded in the accompanying condensed consolidated financial statements on a trade date basis.

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

The Company accounts for its technology development contracts in accordance with Statement of Position 97-2, Software Revenue Recognition and related interpretations. All of the Company’s products are fully functional when initially delivered to clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations.

Interest and other revenues are recorded in the month that they are earned. Cash received in advance of revenue recognition is recorded as deferred revenue.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax impacts of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill and financing costs associated with the Company’s debt financing arrangements. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. The Company complies with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which requires, among other things, the Company to conduct, on at least an annual basis, a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. Financing costs associated

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

with the Company’s debt financing arrangements are capitalized and amortized over the life of the related debt in compliance with the effective interest method of SFAS 91.

Stock-Based Compensation — Beginning January 1, 2006, the Company adopted SFAS No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of compensation expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of FAS 123R, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provided pro forma disclosures of net income and earnings per share for stock option grants as if the fair value method had been applied. See also note 14 for additional information related to the impact of the adoption of SFAS 123R.

Cash and Cash Equivalents — The Company considers cash equivalents to be highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. Assets segregated for regulatory purposes are not included as cash and cash equivalents for purposes of the condensed consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $11,955 and $11,999 at September 30, 2006 and December 31, 2005, respectively.

Software Costs and Expenses — The Company expenses or capitalizes, as appropriate, certain software development costs in accordance with the Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All qualifying costs of developing or obtaining internal-use software incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage, post-implementation stage and operation stage are expensed as incurred. Capitalized costs are amortized over the expected service life of the related software, generally three to five years, and are included in property and equipment on the statement of financial condition. The Company assesses the recoverability of these

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

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

Foreign Currency Translation Adjustments — In accordance with SFAS No. 52, Foreign Currency Translation, the Company has, in consolidation, translated the account balances of PFSL and Penson Canada from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the condensed consolidated statements of shareholders’ equity.

Comprehensive Income — Comprehensive income consists of the following:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$6,643	$1,236	$16,794	$324
Foreign currency translation gain, net of tax	22	729	899	248

Comprehensive income	$6,665	$1,965	$17,693	$572

Costs Associated with Disposal Activities — In the second quarter of 2005, the Company decided to reduce the scope and scale of its UK operations due to the level of losses being incurred by those operations. A product offering referred to as the “worked order desk” was eliminated along with all of the employees and data terminals associated with that product. In addition, a number of permanent staff positions throughout the rest of the business were eliminated. In accordance with the requirements of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, the Company provided reserves for $500 during the second quarter of 2005 to reflect the expected costs of severance for the individual employee being terminated along with the remaining contractual costs of data terminals that were no longer required for the business. These reserves were reduced as actual expenses were paid out in the third and fourth quarters of 2005, and no such reserves remained at December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS 157 will have on its financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Charges in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income at the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company has not yet determined what impact, if any, SFAS 154 will have on its financial statements.

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

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged $10,442 of SAMCO net assets and $7,266 of cash for 1,042 Penson shares. The split off transaction is structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Although there will initially be substantial common ownership between the Company and SAMCO, SAMCO will not be owned by the Company and will operate independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	$—	$7,202	$9,565	$18,364
Costs and expenses	—	7,064	9,166	18,187

Income before income taxes	—	138	399	177
Income taxes	—	54	156	68

Income from discontinued operations	$—	$84	$243	$109

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

The following assets and liabilities of SAMCO have been presented as assets held for disposal and liabilities held for disposal in the December 31, 2005 condensed consolidated statement of financial condition as follows:

Assets held for disposal:
Cash and cash equivalents	$3,223
Securities owned	48,209
Other assets	11,835
Liabilities held for disposal:
Payable to broker-dealers and clearing organizations	42,609
Other liabilities	10,216

4.	Acquisitions

Computer Clearing Services, Inc.

In May, 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (CCS). In January 2006, the Company paid $4,136 for substantially all of the assets and certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the condensed consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over the next four years. The contingent payout consists of a combination of cash and the Company’s common stock. At September 30, 2006, a liability of approximately $3.6 million has been accrued as a result of this contingent payout, and is included in other liabilities in the condensed consolidated statement of financial condition, the offset of which is included in other assets.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

5.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Net income Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be antidilutive to net income per share before discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic and diluted:
Income from continuing operations	$6,643	$1,152	$16,551	$215
Discontinued operations	—	84	243	109

Net income	$6,643	$1,236	$16,794	$324

Weighted average common shares outstanding — Basic	25,034	15,181	21,866	15,177
Incremental shares from outstanding stock options	173	2,939	157	2,843
Non-vested Restricted stock	95	—	207	—
Shares issuable	12	—	54	—

Weighted average common shares and common share equivalents — Diluted	25,314	18,120	22,284	18,020

Basic earnings per common share:
Income from continuing operations	$0.27	$0.08	$0.76	$0.01
Discontinued operations	—	—	0.01	0.01

Basic earnings per common share	$0.27	$0.08	$0.77	$0.02

Diluted earnings per common share:
Income from continuing operations	$0.26	$0.07	$0.74	$0.01
Discontinued operations	—	—	0.01	0.01

Diluted earnings per common share	$0.26	$0.07	$0.75	$0.02

6.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $508,460 at September 30, 2006 for the Company. Cash and securities segregated under federal and other regulations by PFSI totaled $275,946 at September 30, 2006. Of this amount, $272,928 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of September 30, 2006 of $238,934. The remaining balance of $3,018 at year-end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (PAIB) calculation, as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. As of September 30, 2006, the Company had no PAIB reserve requirement. In addition, $63,589 and $168,925 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2005, $367,036 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2006	2005

Receivable:
Securities failed to deliver	$210,221	$201,727
Receivable from clearing organizations	99,422	48,941

	$309,643	$250,668

Payable:
Securities failed to receive	$223,796	$140,325
Payable to clearing organizations	109,478	39,233

	$333,274	$179,558

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

8.	Receivable from and payable to customers and correspondents

Receivable from and payable to customers and correspondents include amounts due on cash and margin transactions. Securities owned by customers and correspondents are held as collateral for receivables. Such collateral is not reflected in the condensed consolidated financial statements. Payable to correspondents also includes commissions due on customer transactions.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

9.  Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	September 30,	December 31,
	2006	2005

Securities Owned:
Corporate	$18,999	$15,157
Certificates of deposit and term deposits	11,178	12,106
U.S. Federal, State and municipal	46,996	41,161
Canadian government obligations	80,962	57,786

	$158,135	$126,210

Securities Sold, Not Yet Purchased:
Corporate	$2,840	$2,842
Canadian government obligations	56,250	33,549
U.S. Federal, State and Municipal	10	404

	$59,100	$36,795

10.	Reverse Repurchase and Repurchase Agreements

The Company enters into transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) or sales of securities under agreements to repurchase (repurchase agreements), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities. At September 30, 2006 and December 31, 2005, reverse repurchase agreements of $62,421 and $53,154, respectively, are included in other assets in the condensed consolidated statements of financial condition.

11.	Short-term bank loans

At September 30, 2006 and December 31, 2005, the Company had $65,044 and $125,996, respectively in short-term bank loans outstanding under our uncommitted lines of credit with seven financial institutions. Five of these lines of credit permit the Company to borrow up to an aggregate of approximately $598 million while two lines do not have a specified borrowing limit. The Company also has the ability to borrow under stock loan arrangements where the Company currently has approximately $1.2 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

12.	Notes payable

Notes payable consists of the following:

	September 30,	December 31,
	2006	2005

Bank term note with a variable rate of interest that approximated 7.75% at December 31, 2005, paid in full in May, 2006	$—	$33,407
Bank credit line up to $75 million, unsecured, with a variable rate of interest that approximated 8.625% at September 30, 2006. Payable in full in May, 2009	11,300	—
Note payable to Service Lloyds Insurance Company with interest at 8% at December 31, 2005, paid in full in May, 2006	—	1,000
Note payable to a vendor with a variable rate of interest that approximated 7.25% at December 31, 2005, paid in full in May, 2006	—	2,988
Bank term note with a variable rate of interest that approximated 6.3% at December 31, 2005, paid in full in May, 2006	—	15,000

	$11,300	$52,395

The Company’s credit agreement contains certain restrictive covenants. These covenants require that the Company meet certain requirements such as the maintenance of minimum net worth, leverage and income levels, and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. The Company was in compliance with all covenant requirements at September 30, 2006.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

The Company’s policy is to regularly monitor its market exposure and counterparty risk. The Company does not anticipate nonperformance by counterparties and maintains a policy of reviewing the credit standing of all parties, including customers, with which it conducts business.

For customers introduced on a fully disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

14.	Stock-based compensation

The Company has several stock-based employee compensation plans. The Company provides an employee stock purchase plan, makes awards of stock options and makes awards of restricted stock units (RSUs). The Company is operating under the 2000 Stock Incentive Plan, as amended in July, 2005, under which 2,708 shares of common stock have been authorized for issuance. Of this amount, options and RSU’s to purchase 2,064 shares of common stock have been granted and 644 shares remain available for future grant.

The 2000 Stock Incentive Plan includes three separate programs: the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; the stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services; and the automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members. The Company’s board of directors or its compensation committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the three and nine month periods ended September 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In adopting SFAS 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes for the three and nine months ended September 30, 2006 was reduced by $1.0 million and $1.9 million, respectively while net income was reduced by approximately $0.7 million and $1.2 million, respectively, for the same periods. The implementation of SFAS No. 123(R) did not have any impact on cash flows from financing activities during the periods presented.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

Stock options

During 2006, the Company granted stock options to employees. The grant price of the options was the market value at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock to its non-employee directors. The options have a term of ten years and vest quarterly over three years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Weighted-average grant date fair value	$4.99	$4.82
Weighted average assumptions used:
Expected volatility	20.0%	20.0%
Expected term (in years)	4.75	4.75
Risk-free interest rate	5.0%	5.0%
Expected dividend yield	—	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical and implied volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB #107 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of 7 years which vest quarterly over 4 years. The resulting expected term from the simplified method is 4.75 years.

The Company recorded compensation expense relating to options of approximately $0.4 million during the quarter ended September 30, 2006.

During the year ended December 31, 2002, the Company granted stock options to certain employees. The options have a term of ten years. All such options have vested.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	227	$4.04	6.16	—
Granted	1,133	17.21	—	—
Exercised	(16)	3.98	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2006	1,344	$15.13	6.69	$3,786

Options exercisable at September 30, 2006	319	$8.46	5.66	$3,042

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2006 was $0.2 million. At September 30, 2006, the Company had approximately $4.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

the weighted average period of 3.6 years. Cash received from stock option exercises totaled approximately $0.1 million during the nine months ended September 30, 2006.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	64	—	—	—
Granted	640	$14.34	—	—
Distributed	(49)	—	—	—
Terminated, cancelled or expired	—	—	—	—

Outstanding, September 30, 2006	655	$14.60	7	$12,642

The weighted average grant-date fair value of the restricted stock units granted during the three and nine months ended September 30, 2006 was $17.49 and $14.34, respectively. The Company recorded compensation expense relating to restricted stock units of approximately $0.6 million and $1.4 million during the three and nine month periods ended September 30, 2006, respectively.

There is approximately $8.7 million of unamortized compensation expense related to unvested restricted stock units outstanding at September 30, 2006. The cost of these unvested restricted units is expected to be recognized over a weighted average life of 3.4 years.

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

The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary, up to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

terminate no later than the last business day of June 2015. As of September 30, 2006, no purchases of stock under the ESPP plan have occurred.

Prior Period Pro Forma Presentations

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). No pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” has been presented as the impact on prior periods was not material.

15.	Commitments and contingencies

The Company is named in various legal matters arising in the ordinary course of business. Management does not believe the resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of September 30, 2006 or December 31, 2005.

16.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
NOL carryforward	—	(77.9)	—	(142.9)
Foreign taxes	(.3)	77.6	.1	144.4
State and local income taxes, net of federal benefit	4.3	2.1	3.9	9.1
Other, net	1.0	2.7	.6	2.4
Change in valuation allowance due to NOL utilization	(5.0)	—	(3.7)	—

	35.0%	39.5%	35.9%	48.0%

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

17.	Segment information

Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada.

	United
Three Months Ended September 30, 2006	States	Canada	Other	Consolidated

Revenue	$51,387	$12,915	$4,490	$68,792
Income from continuing operations before tax	7,637	2,938	(353)	10,222
Income from discontinued operations	—	—	—	—
Net income	5,043	1,953	(353)	6,643
Segment assets	2,989,493	911,644	281,042	4,182,179
Intangibles	14,549	2,106	—	16,655
Capital expenditures	1,250	160	267	1,677
Depreciation and amortization	1,650	370	146	2,166
Amortization of intangibles	646	—	—	646

	United
Three Months Ended September 30, 2005	States	Canada	Other	Consolidated

Revenue	$28,332	$10,436	$2,816	$41,584
Income (loss) from continuing operations before tax	1,728	1,460	(1,280)	1,908
Income from discontinued operations	84	—	—	84
Net income (loss)	1,506	1,010	(1,280)	1,236
Segment assets	2,300,742	661,757	338,558	3,301,057
Intangibles	8,101	538	—	8,639
Capital expenditures	1,335	683	328	2,346
Depreciation and amortization	984	291	94	1,369
Amortization of intangibles	551	—	—	551

	United
Nine Months Ended September 30, 2006	States	Canada	Other	Consolidated

Revenue	$153,937	$43,345	$10,950	$208,232
Income from continuing operations before tax	18,156	8,921	(1,281)	25,796
Income from discontinued operations	243	—	—	243
Net income	12,285	5,790	(1,281)	16,794
Segment assets	2,989,493	911,644	281,042	4,182,179
Intangibles	14,549	2,106	—	16,655
Capital expenditures	5,237	744	560	6,541
Depreciation and amortization	4,610	1,065	398	6,073
Amortization of intangibles	1,856	—	—	1,856

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(unaudited)
(In thousands, except per share data or where noted)

	United
Nine Months Ended September 30, 2005	States	Canada	Other	Consolidated

Revenue	$79,777	$28,627	$8,244	$116,648
Income (loss) from continuing operations before tax	2,649	3,175	(5,378)	446
Income from discontinued operations	109	—	—	109
Net income (loss)	3,648	2,054	(5,378)	324
Segment assets	2,300,742	661,757	338,558	3,301,057
Intangibles	8,101	538	—	8,639
Capital expenditures	5,676	805	697	7,178
Depreciation and amortization	2,275	765	232	3,272
Amortization of intangibles	1,570	—	—	1,570

18.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2006, PFSI had net capital of $127,274, and was $105,050 in excess of its required net capital of $22,224. At December 31, 2005, PFSI had net capital of $66,027, and was $47,814 in excess of its required net capital of $18,213.

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

Exchange member guarantees

Certain affiliates of the Company are members of various exchanges and industry clearinghouses that trade and/or clear securities. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the organization. While the rules governing different exchange memberships and clearing and depository organizations vary, in general the Company’s guarantee obligations would arise only if the organization had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the organization. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and unaudited condensed consolidated financial statements and related notes thereto included in our prospectus on Form 424B4 (File No. 333-127385), filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2006 and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 229 active correspondents as of September 30, 2006. Our revenues were $68.8 million and $41.6 million for the three months ended September 30, 2006 and 2005, respectively and $208.2 million and $116.6 million for the nine months ended September 30, 2006 and 2005, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from our stock loan business. Our clearing revenues are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Increasing interest rates in the U.S. combined with growth in our Correspondent’s underlying assets that earn interest has improved our interest income. Further, by increasing our capital, we have increased available lines of credit enabling us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our revenues grew substantially in 2005, principally from interest income as well as from our mid 2004 acquisition of Nexa Technologies. That acquisition allowed us to rapidly expand our technology services business, leading to quarterly increases in technology revenues. However increased expenses of the technologies business combined with increased head count and restructuring expenses in the U.K. resulted in significantly reduced net income in 2005.

The proceeds from our May 2006 public offering and the new $75 million credit facility entered into in May 2006 should support our planned growth.

Discontinued operations

In May 2006, the Company completed the disposal by split-off of certain non-core business operations that were placed into a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged 1.0 million shares of Penson common stock for SAMCO shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Cash of $7.3 million was given in addition to the exchange of shares in order to distribute the net assets at net book value. Although there will initially be substantial common ownership between the Company and SAMCO, SAMCO will not be owned by the Company and will operate independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets.

Financial overview

Revenues

Our largest source of revenue beginning in 2005 is interest income. We often refer to our interest income as Interest, gross to distinguish this category of revenue from Interest, net that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances, interest earned by investing customers’ cash and from stock loan activity. These revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. Our clearing revenues are based principally on the number of trades we clear. Other revenues are generated by foreign exchange and other trading transactions as well as fees charged to our correspondents’ customers. Our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

Revenues from clearing transactions represented 25.0% and 33.9% of our total revenues in the three months ended September 30, 2006 and 2005, respectively. Interest income represented 58.2% and 51.4% of our total revenues in those same periods.

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

Interest expenses

Interest expenses on short-term obligations are incurred in our daily operations in connection with interest we pay on credit balances we hold and borrowings we use to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock loans. Regulations differ by country as to how operational needs can be funded, but we often find that funding from stock loans of customer or correspondent securities can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and fund the requirements from the most cost effective source.

Other operating expenses

Expenses incurred to process trades include floor brokerage, exchange and clearance fees. These expenses tend to vary significantly with the level of trading activity. The related communications and data processing costs do not vary as directly with the level of trading activity. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our business. Other expenses include legal, regulatory and accounting expenses along with travel and miscellaneous expenses.

Comparison of three months ended September 30, 2006 and September 30, 2005

Overview

Results of operations continued to show improvement in our clearing operations, interest earned and in our technology business for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the third quarter of 2006 compared to the third quarter of 2005, primarily due to the acquisition of the CCS clearing business in late 2005, continued growth in our Canadian operations and the improvements in our U.K. and Nexa Technologies businesses discussed below.

In September 2005, we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 20 to 45 basis points on the transactions.

We have made significant progress in our U.K. operations and our Nexa Technologies business. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correlate with our level of revenues. This new operating strategy has resulted in significantly improved operating results in our U.K. operations. For the third quarter 2006, U.K. operating losses were $0.4 million as compared to a loss of almost $1.3 million for the third quarter of 2005. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub.

We also experienced improvements in our technologies business. Our Nexa Technologies division experienced an operating loss of $1.3 million for the third quarter of 2006 as compared to $2.0 million for the same period in 2005. Increases in development revenues, recurring revenues and control of expenses have accounted for this improvement.

The above factors resulted in substantially improved operating results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Revenue from clearing operations	$3,078	21.8
Technology revenues	967	50.3
Interest:
Interest on asset based balances	8,255	40.9
Interest on conduit borrows	9,884	*
Money market	539	56.7

Interest, gross	18,678	87.4
Other revenue	4,485	106.8

Total revenues	27,208	65.4

Expenses:
Employee compensation and benefits	4,158	26.9
Floor brokerage, exchange and clearance fees	2,069	64.7
Communications and data processing	516	10.2
Occupancy and equipment	777	30.2
Interest:
Interest expense on liability based balances	843	9.6
Interest on conduit loans	9,205	*

Interest expense on short-term obligations	10,048	111.9
Other expenses	1,473	39.6
Interest expense on long-term debt	(147)	(21.4)

Total expenses	18,894	47.6

Income from continuing operations before income taxes	$8,314	435.7

*	percentage greater than 1,000%

Revenues

Total revenues increased $27.2 million, or 65.4%, to $68.8 million from the three months ended September 30, 2005 to the three months ended September 30, 2006. The primary reason for this increase was that interest revenue increased $18.7 million, or 87.4%, to $40.0 million during the 2006 period. The increase on our conduit borrows was $9.9 million, or 52.9% of the interest increase. The Company introduced the stock loan conduit operation in the third quarter of 2005. Our average daily interest-earning assets increased $309.1 million, or 16.4% to $2.2 billion for the quarter ended September 30, 2006. During this same time period our daily interest rate increased approximately 90 basis points, or 21.0% to approximately 5.19%. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues increased $3.1 million, or 21.8%, to $17.2 million during this same period, primarily due to the acquisition of CCS and higher trading volumes. Technology revenue increased $1.0 million, or 50.3%, to $2.9 million in the third quarter of 2006, due to new software development contracts and higher recurring revenue. Other revenue increased $4.5 million, or 106.8%, to $8.7 million in the third quarter of 2006, primarily due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada, and higher equity and option execution fees in the U.S. and Canada. Interest, net increased from $12.4 million for the quarter ended September 30, 2005 to $21.0 million for the quarter ended September 30, 2006. This increase is due to an increase in interest rates, higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.

Employee compensation and benefits

Total employee costs increased $4.2 million, or 26.9%, to $19.6 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. The primary reasons for this increase are 1) a 20.3% increase in headcount primarily in our U.S. and Canadian clearing operations from 610 as of September 30, 2005 to 734 as of September 30, 2006 as we continued to expand the variety of our services offered and the number of correspondents served in those markets and 2) the adoption of SFAS 123R during the period. SFAS 123R related expenses represented $1.1 million or 26.2% of the total employee cost increase during the quarter.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $2.1 million, or 64.7%, to $5.3 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006, due primarily to the acquisition of CCS and higher trading volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $0.5 million, or 10.2%, to $5.6 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. This increase reflects additional growth in volumes in our U.S. operations, primarily from the CCS acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $0.8 million, or 30.2%, to $3.3 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.

Interest expense on short-term obligations

Interest expense on short-term obligations increased $10.0 million, or 111.9%, to $19.0 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. The primary reason for the increase is attributable to the interest on conduit loans of $9.2 million for the quarter ended September 30, 2006 as compared to $0.2 million for the same quarter of 2005. The Company introduced the stock loan conduit business in the third quarter of 2005. Our average daily balance of short-term obligations relating to our stock loan business increased $229.0 million, or 18.6%, to $1.5 billion for the quarter ended September 30, 2006. During this same time period our average daily interest rate decreased approximately 22 basis points, or 7.9% to approximately 2.6%. The additional capital resulting from our IPO allowed for the increased use of funds with lower interest bearing properties, such as customer credits, to cover customer debits compared to short term bank loans.

Other expenses

Other expenses increased $1.5 million, or 39.6%, to $5.2 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. The increase relates to increases in travel, legal and accounting expenses in our U.S. clearing operations and our Canadian operations.

Interest expense on long term debt

Interest expense on long term debt decreased from $0.7 million for the quarter ended September 30, 2005 to $0.5 million for the quarter ended September 30, 2006. This represents a 21.4% decrease, which was due to lower average debt balances during the most recent quarter. A portion of the IPO proceeds were used to pay down long term debt.

Provision for income taxes

Income tax expense, based on a tax rate of approximately 35%, was $3.6 million for the quarter ended September 30, 2006 as compared to $0.8 million for the quarter ended September 30, 2005. This increase was due mainly to increased operating profit in the quarter over quarter period. Management determined that, based on the last two profitable quarters, and the additional net interest income expected to be earned from the net IPO proceeds, that the net operating loss valuation reserve was no longer required. Accordingly, the release of the valuation reserve has been considered in estimating the annual effective tax rate.

Net income

As a result of the foregoing, net income increased to $6.6 million for the quarter ended September 30, 2006 from $1.2 million for the quarter ended September 30, 2005.

Comparison of nine months ended September 30, 2006 and September 30, 2005

Results of operations showed continued improvement primarily from our U.S. and Canadian clearing operations, including from net interest earned and from lower operating losses in our U.K. and Nexa Technologies businesses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

In the fall of 2004, we embarked on an aggressive operational plan to roll out additional products and services in the U.K. market. Our operational plan was comprised of the following key components: (a) our provision to U.S. institutional correspondents of access to securities products that trade on the London Stock Exchange, (b) our provision of a “worked order desk” to facilitate the manual and confidential processing of large institutional orders on the London Stock Exchange and certain other market destinations, and (c) our inclusion of additional market destinations in our European order execution hub. Unfortunately, we were not successful at implementing this operational plan, which created larger than expected losses in the U.K. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. In particular, we eliminated the worked order desk and certain personnel involved in our U.K. operations which among other things has resulted in much lower compensation expense. This new operating strategy resulted in significantly reduced operating losses in the U.K. in the second half of 2005 and is continuing throughout 2006. U.K. operating losses from January 1, 2005 to September 30, 2005 were $5.4 million, compared to an operating loss of $1.3 million for the similar period in 2006. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub, although revenue from such projects will take longer to realize than originally expected.

As mentioned above, operational losses from our Nexa Technologies business were $5.8 million for the period January 1, 2005 through September 30, 2005 as compared to $3.5 million for the same time period during 2006. The improvement is a result of increased development contracts, higher recurring revenue and control of operating expenses.

The above factors resulted in higher operating profit for the nine month ended September 30, 2006 compared to the same period for 2005.

The following is a summary of the increases in the categories of revenues and expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Revenue from clearing operations	$13,667	32.0
Technology revenues	3,525	71.6
Interest:
Interest on asset based balances	22,946	41.7
Interest on conduit borrows	34,683	165.9
Money market	1,541	54.9

Interest, gross	59,170	102.0
Other revenue	15,222	139.0

Total revenues	91,584	78.5

Expenses:
Employee compensation and benefits	16,252	38.0
Floor brokerage, exchange and clearance fees	4,941	43.1
Communications and data processing	3,558	24.9
Occupancy and equipment	2,319	31.1
Interest:
Interest expense on liability based balances	4,556	18.1
Interest on conduit loans	31,582	*

Interest expense on short-term obligations	36,138	136.3
Other expenses	2,676	23.4
Interest expense on long-term debt	350	15.5

Total expenses	66,234	57.0

Income from continuing operations before income taxes	$25,350	*

*	percentage greater than 1,000%

Revenues

Total revenues increased $91.6 million, or 78.5%, to $208.2 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The primary reason for this increase was that interest revenue increased $59.2 million, or 102.0%, to $117.2 million during this same period. Interest from our stock conduit borrows operations accounted for $34.7 million, or 58.6% of this increase. This business was introduced in the third quarter of 2005. Our average daily interest earning assets increased $322 million, or 17.3% to $2.2 billion for the nine months ended September 30, 2006. During this same time period our average daily interest rate increased approximately 82 basis points, or 20.8%. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues increased $13.7 million, or 32.0%, during this same period primarily due to the acquisition of CCS and higher trading volume. Technology revenue increased $3.5 million, or 71.6%, due to new software development contracts and higher recurring revenue. Other revenue increased $15.2 million, or 139.0%, in the first nine months of 2006 due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada and higher equity and option execution fees in the U.S. and Canada. Interest, net increased from $31.5 million for the nine months ended September 30, 2005 to $54.5 million for the nine months ended September 30, 2006. This improvement was due to an increase in interest rates and higher customer balances, partially offset by higher interest expenses as described above.

Employee compensation and benefits

Total employee costs increased $16.3 million, or 38.0%, to $59.0 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The primary reasons for this increase are 1) a 20.3% increase in headcount primarily in our U.S. and Canadian clearing operations from 610 as of September 30, 2005 to 734 as of September 30, 2006 as we continued to expand the variety of our services offered and the number of correspondents served in those markets and 2) the adoption of SFAS 123R during the period. SFAS 123R related expenses represented $1.9 million or 11.6% of the total employee cost increase during the period.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $4.9 million, or 43.1% to $16.4 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, primarily due to the acquisition of CCS and higher trading volumes.

Communications and data processing

Total expenses for our communications and data processing requirements increased $3.6 million, or 24.9%, to $17.9 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase reflects additional growth in Canadian volumes, as data processing costs in Canada comprise a larger percentage of revenues than in the U.S. The increase was also due to additional communications expense for our Nexa Technologies business as the expansion of our business has required additional connectivity.

Occupancy and equipment

Total expense for occupancy and equipment increased $2.3 million, or 31.1%, to $9.8 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is primarily due to the additional equipment required to support the growth in our businesses.

Interest expenses on short-term obligations

Interest expense on short-term obligations increased $36.1 million, or 136.3%, to $62.7 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Interest from our stock conduit loans accounted for $31.6 million, or 87.4% of this increase as this business was introduced in the third quarter of 2005. Our average daily balances of our short-term obligations decreased $46.2 million, or 2.8%, to $1.6 billion for the nine months ended September 30, 2006. During this same period, our average daily interest rate increased approximately 43 basis points to 2.5%.

Other expenses

Other expenses increased $2.7 million, or 23.4%, to $14.1 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The increase relates to increases in travel, legal and accounting expenses in our U.S. clearing operations and our Canadian operations.

Interest expense on long term debt

Interest expense on long term debt increased from $2.3 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006. This represents a $0.3 million or a 15.5% increase which was caused by higher balances as well as the higher interest rates in effect during the respective periods.

Provision for income taxes

Income tax expense, based on a tax rate of 35.9%, increased $9.0 million from $0.2 million for the nine months ended September 30, 2005 compared to $9.2 million for the nine months ended September 30, 2006. This was due to higher income before taxes in 2006 than as compared to the comparable period in 2005. Management determined that, based on the last two profitable quarters, and the additional net interest income expected to be earned from the net IPO proceeds, that the valuation reserve was no longer required. Accordingly, the release of the valuation reserve has been considered in estimating the annual effective tax rate starting with the second quarter.

Net income

As a result of the foregoing, net income increased to $16.8 million for the nine months ended September 30, 2006 as compared to $0.3 million for the nine months ended September 30, 2005.

Liquidity and capital resources

We finance our operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2006, we had $65.0 million in short-term bank loans outstanding under our uncommitted lines of credit with seven financial institutions. Five of these lines of credit permit us to borrow up to an aggregate of approximately $598 million while two lines do not have a specified borrowing limit. We also have the ability to borrow under stock loan arrangements where we currently have approximately $1.2 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

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

We have historically financed our capital needs through the use of cash generated by operations, and small private placements of equity with our shareholders. In 2004, we raised $25.0 million, less related expenses of $250,000, from TCV V, L.P. and TCV Member Fund, L.P., funds managed by Technology Crossover Ventures, a private equity firm, in exchange for our Preferred Stock. In 2005, we raised an additional $10.0 million from these same investors, less related expenses of $70,000, through a private placement of shares of our Preferred Stock. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with additional offerings of our common stock, operating earnings and bank debt.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2006, PFSI had net capital of $127,274 million, which was $105,050 million in excess of its required net capital of $22,224 million.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. There were no amounts outstanding under repurchase agreements at September 30, 2006. The table below shows our contractual obligations and commitments as of December 31, 2005, including our payments due by period:

		Less Than			More Than
Payments Due by Period	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest	$52,666	$23,771	$26,807	$2,088	—
Capital lease obligations	4,918	1,862	3,045	11	—
Operating lease obligations	14,554	3,955	7,192	3,407	—

Total	$72,138	$29,588	$37,044	$5,506	—

Subsequent to December 31, 2005, our corporate building lease was extended until June 2016. Under the terms of that lease, effective as of July 1, 2006, we will lease approximately an additional 13 thousand square feet, which will increase our rent expense by $54 thousand a year, for a total of approximately 82 thousand square feet and, effective as of February 1, 2008, we will lease further approximately an additional 13 thousand square feet, which will increase our rent expense by another $222 thousand a year. In May 2006, we repaid all long-term debt obligations and accrued interest with the proceeds from our IPO and terminated our credit agreement. We subsequently entered into a new three year credit facility for $75 million and immediately drew down $20.3 million. The weighted average interest rate on the notes payable for the three and nine month periods ended September 30, 2006 was 8.7% and 7.6%, respectively.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For further information, see note 13 to condensed consolidated financial statements.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to condensed consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to software development and the valuation of stock-based compensation.

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

Stock-based compensation section under critical accounting policies

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock based compensation, prior to the adoption of SFAS No. 123R was not material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None reportable

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	First Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated May 26, 2006	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: October 31, 2006

/s/  Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer and principal financial and accounting officer

Date: October 31, 2006

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	First Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated May 26, 2006	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006.