Form 10-K
period 2006-12-31
PENSON WORLDWIDE INC
filed 2007-03-30
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-127385
(Commission File Number)

PENSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	6211 (Primary Standard Industrial Classification Code Number)	75-2896356 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1400
Dallas, Texas 75201
(214) 765-1100
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one);
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrants’ most recently completed second fiscal quarter) was $223,570,157.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 27, 2007 was 26,574,924.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrants’ Definitive Proxy Statement relating to its 2007 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2006

“Penson” and the Penson logo are our trademarks. Other service marks, trademarks and trade names referred to in this annual report are the property of their respective owners.

Basis of Presentation

In this Annual Report on Form 10-K, the term “Penson” refers to Penson Worldwide Inc., a Delaware corporation and its subsidiaries on a consolidated basis. Unless otherwise indicated, all references in this report to the “Company,” “Penson,” “we,” “us” and “our” refer to Penson Worldwide, Inc. and our subsidiaries.

Penson Worldwide, Inc. (PWI) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (SAI). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (Penson Canada), Penson Financial Services, Ltd. (PFSL), NEXA Technologies, Inc. (NEXA), Penson Financial Futures, Inc. (PFFI), and Penson GHCO (Penson GHCO). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading.

As of the date of this Annual Report, Penson has one class of common stock and one class of convertible preferred stock. In May 2006, Penson completed an initial public offering of 8,585,461 shares of common stock. The common stock is currently held by public shareholders and certain directors, officers and employees of the Company. None of the preferred stock is issued and outstanding. As used in this Annual Report, the term “common stock” means the common stock, and the term “preferred stock” means the convertible preferred stock, in each case unless otherwise specified.

Special Note Regarding Forward-Looking Statements

This Annual Report and the information contained herein contain forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should” “would,” “continue,” “seeks,” “pro forma,” or “anticipates” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new technology, integration of acquisitions, possible changes in our regulatory environment and other statements that are not historical. Additional important factors that may cause our actual results to differ from our projections are detailed later in this report under the section entitled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement.

Glossary of selected terms

“Algorithmic traders” means firms or individuals which engage in “algorithmic trading”, defined below.

“Algorithmic trading” means the automatic generation of size and timing of orders based on preset parameters, occurs largely as a result of complex computational models and is often highly if not totally automated (i.e., trading does not necessarily require the intervention of a live trader but is generated by computers). Such trading is at times referred to as “black box” trading.

“ASP” refers to “Application Service Provider”, which means a licensor of software products that hosts such products on its own proprietary or leased hardware and offers customer service relating to such products to the licensee.

“Back-end trading software” means software programs which interface between the clearing firm, exchange or ECN, and the trader using front-end trading software.

“Clearing” means the verification of information between two counterparties (e.g. brokers) in a securities transaction and the subsequent settlement of that transaction, either as a book-entry transfer or through physical delivery of certificates, in exchange for payment. Clearing is the procedure by which an organization acts as an intermediary and assumes the role of buyer and seller for transactions in order to reconcile orders between transacting parties. Clearing enables the matching of buy and sell orders in a market and, typically, provides for more efficient markets as parties can make transfers to a clearing agent rather than to each individual party with whom they have transacted.

“Clearing firm” means the firm that provides clearing, custody, settlement and/or other services to correspondents and, at times, to customers. Clearing firms may or may not provide technology products and services such as front-end trading software and data.

“Client” when used herein refers to both correspondents and other customers who may not utilize our clearing or securities products and services but which may, for example, use solely technology products and services.

“Correspondent” when used herein refers to entities (e.g. broker-dealers) of our clearing firms that use such clearing firms’ respective regulated securities record keeping, custody and/or settlement services as opposed to only using technology products and services. Our typical correspondent is a firm that introduces its customers to our clearing firms for clearing, custody and/or settlement services.

“Custody” means when a party has taken legal responsibility to hold another party’s assets such as physical securities. Custody services are the safe-keeping and managing of another party’s assets, as well as customer account maintenance and customized data processing services.

“Customer” when used herein refers to the customers of our Correspondents. Customers of our correspondents may be individuals or entities and may have an institutional or retail focus.

“Direct access” or “Direct market access” means when a front-end trading application permits the trader to select the market destination on which execution is desired and the order is transmitted completely electronically without human intervention.

“Electronic Communications Network” or “ECN” means an electronic system that matches buy and sell orders typically via computerized systems.

“Execution routing” means the sending of securities orders to exchanges and other market destinations such as market makers through the use of telecommunications infrastructure combined with proprietary or third party trading software.

“FCM” means futures commission merchant (which is similar to a broker-dealer but operates in the futures arena).

“Front-end trading software” means software programs used by traders to access trading information and execute trades, and which interfaces with back-end software systems that communicate with the clearing firm, exchange or ECN. Level II trading software is a form of front-end trading software.

“Level I market information” means the most basic information available about a stock consisting principally of the bid and ask price and last trade data.

“Level II market information” means information from multiple exchanges and other markets for the same security type.

“Level I trading software” means a front-end trading software system designed to provide access to Level I market information for use in online trading.

“Level II trading software” means a front-end trading software system designed to provide access to Level II market information for use in active online trading and which enables a trader to select a specific exchange or market across various markets.

“Online trading” means trading via electronic means (typically via the Internet). Direct access trading, for example, is often viewed as a subset or a type of online trading.

“Settlement” means the conclusion of a securities transaction in which a broker-dealer pays for securities bought for a customer or delivers securities sold and receives payment from the buyer’s broker-dealer.

PART I

Item 1.	Business

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global securities and investment industry. Our products and services include securities and futures clearing, margin lending, facilities management, technology and other related offerings, and we support trading in multiple markets, multiple investment products and multiple currencies. Unlike most other major clearing providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider in our market segment is a significant differentiating factor. We provide a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing execution, clearing, settlement and technology solutions. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our ability to expand our sales and attract new clients.

Clearing is the verification of information between two parties in a securities or futures transaction and the subsequent settlement of that transaction, either as a book-entry transfer or through physical delivery of certificates, in exchange for payment. Custody services are the safe-keeping and managing of another party’s assets, such as physical securities, as well as customer account maintenance and customized data processing services. Clients for whom we provide securities clearing and custody services are generally referred to as our “correspondents.”

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Penson was ranked in the top four clearing firms in the U.S. in 2006, based on the number of correspondents. Our growth has been both organic and through acquisitions. We expanded our global reach significantly in 2000 by acquiring a London-based clearing company with extensive experience in agency clearing operations in the European securities markets. In 2000, we also acquired a Canadian clearing company that provides clearing services to the direct access and retail markets in Canada. As of December 31, 2006, we had approximately 230 active correspondents worldwide, including 178 in the U.S., 36 in Canada and 16 in the U.K. In connection with our acquisition of Computer Clearing Services, Inc. (CCS), which we closed in January, 2006, we added 43 new correspondents. NEXA generates the majority of its revenues from several of our correspondents, but it also generates revenues from clients that are not correspondents. As a result of our acquisition of the clearing business of Schonfeld Securities LLC (Schonfeld), we added seven new correspondents that we expect to convert in the second quarter of 2007.

With operations based in the U.S., Canada and the U.K., we have established a global presence focused on the North American and European securities markets for equities, options, financial futures and fixed income products. We have built and made significant investments in our U.S. and international data and execution infrastructure, as well as various types of multi-product and multi-currency trading software. In the first quarter of 2007, we opened our first office in Asia, in Hong Kong. We believe that international markets offer an important target market as certain characteristics of the U.S. market, including significant increases in retail, self-directed and online trading, and increased trading volumes and executions, continue to expand abroad. We operate in one reportable business segment across several geographical locations (See also Note 21 to the financial statements).

Our revenues were $287.6 million in 2006. Our clearing revenues are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by our correspondents and their customers and from investing customers’ cash. We also earn licensing and development fees from clients for their use of our technology solutions. Most of our clients generate revenues in several different categories. Clients generating revenues from clearing transactions typically also generate significant interest income from their account balances.

For the year ended December 31, 2006, revenues from clearing operations, including related interest revenues, accounted for 83% of total revenues. Direct market access broker-dealers accounted for approximately 17.4% of these revenues and represented approximately 18.0% of our total correspondents, traditional retail broker-dealers accounted for approximately 19.7% of these revenues and represented approximately 38.9% of our total correspondents and online broker-dealers accounted for approximately 15.4% of these revenues and represented approximately 14.1% of our total correspondents. The remainder of these revenues was provided primarily by broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, institutional clients, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of financial condition and results of operations, for more information.

As an integral part of our clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past three years, our interest revenues, both in the aggregate and as a percentage of our overall revenues, have increased significantly, from $42.5 million in 2004 to $163.8 million in 2006, representing 37% and 57% of our total revenues, respectively.

Clients

Currently, our principal clients are online, direct access and traditional retail brokers, and increasingly, we are adding as clients large banks, institutional brokers, financial technology companies and securities exchanges such as the CBOE. Online broker-dealers enable investors through browser-based technology and perform trades through the broker via the Internet. Direct access broker-dealers provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is a financial data content or trading software firm that purchases our data or combines its offerings with our trading software. Through our acquisition of Goldenberg Hehmeyer and Co. (GHCO), we have added a number of futures related clients, including introducing brokers, non-clearing Futures Commission Merchants (FCMs), commercial customers, customers who engage in hedging activities and other customers who trade futures and other instruments.

We have made significant investments in our U.S. and international data and execution infrastructure, as well as various types of multi-currency and multi-lingual trading software. We believe we provide a flexible offering of infrastructure products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our technology offerings are typically private-labeled to emphasize the client’s branding. We seek to put our clients’ interests first and we believe our position as the leading independent provider in our market is a significant differentiating factor. We believe we are well-positioned to take advantage of our significant investments in technology infrastructure to expand sales of our products and services to these and many other clients worldwide.

Market opportunity

We believe that the market for securities and futures processing infrastructure products and services is influenced by several significant industry trends creating continuing opportunities for us to expand our business, including:

•	Increase in trading volumes and executions. The increase in trading volumes and executions in equities, options and futures markets over the past several years has led to an increase in the number of transactions requiring execution, processing and settlement.

•	Shift to outsourced solutions. Broker-dealers outside the U.S. are increasingly following the continuing and common practice in the U.S. of outsourcing their clearing functions. In addition, firms in the global securities and investment industry are expanding their use of third-party technology to manage their securities trading infrastructure.

•	Increase in trading in multiple markets. Investors increasingly seek to trade in multiple instruments, multiple markets and in multiple currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes will push correspondents to seek the most comprehensive and sophisticated service providers.

•	Industry consolidation. Although the significant effort and potential business disruption associated with conversion to a new clearing firm may discourage correspondents from switching service providers, consolidation among clearing service providers has led to forced conversions. These conversions result in opportunities for correspondents to seek competing offers and, therefore, for service providers to solicit new correspondents’ business without having to overcome the difficulties of moving from an incumbent.

•	Demand for increased reporting capabilities and integrated technology solutions. Clients are increasingly demanding products that seamlessly integrate front, middle and back-office systems and allow for near real-time updating of account status and margin balances.

•	Opportunities in Canadian, European and Asian markets. The Canadian and European securities and investments industries have followed many of the same trends as the U.S. market. Although we have previously experienced difficulties in implementing our operational plan in the U.K., (principally due to (i) a longer than anticipated time frame for certain of our clients to implement technology required to execute orders for new products that are derivatives of securities that trade on the London Stock Exchange, (ii) our inability to attract sufficient institutional order flow, and (iii) delays in implementing technology needed to expand our European order execution hub), during 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. Accordingly, we believe we are now well-positioned to exploit these opportunities based on our existing presence in these markets. In 2006, we were able to reduce our losses in the U.K. by 79%, but cannot guarantee that we will be able to continue to do so in 2007 and beyond. See “Risk factors — Risks related to our business and our industry.” In addition, clearing firms in these markets are less likely to own trading applications, creating opportunities for the sale of NEXA’s products. We opened our first Asian office in Hong Kong in the first quarter of 2007, and expect to increase our Asian operations in 2007. We do not expect our operations to develop in Asia as quickly as our operations developed in Canada and Europe due to the fact that we intend to principally grow our Asian office organically rather than initiate operations through the purchase of an existing business as we did in both Canada and the U.K. Our Asian operations will initially be limited to marketing our technology products.

Our differentiated product offerings

We provide integrated execution, clearing, settlement and technology solutions to the global securities, futures and investment industry. Our solutions support trading in multiple markets, multiple investment products and multiple currencies. Our correspondents outsource these activities to us in order to avoid holding the capital required by regulatory authorities to support these activities as well as to reduce the need for specialized margin lending and clearing technology and support personnel. We believe that our products and services provide the following benefits to our correspondents:

•	Variable clearing costs and economies of scale. We offer clearing services to our correspondents on a variable cost structure based on transaction volume. We believe that our pricing structure allows our correspondents to take advantage of economies of scale by leveraging our investment in technology, software and systems at a significantly lower cost than these correspondents would generally incur to self-clear. The ability to obtain securities clearing services on a cost-effective basis is a key factor in enabling direct access and online broker-dealers to charge their customers lower commissions than those charged by traditional broker-dealers.

•	Trading support in multiple markets and currencies. We offer multi-lingual, multi-currency international products. We believe that our global service offering provides our correspondents with the ability to operate efficiently across multiple markets, asset classes and currencies. Our global service offerings allow us to provide a single statement showing customer trades in multiple international markets.

•	Enhanced account portfolio information services. We have created customized software solutions to enable our correspondents to manage and analyze their accounts, which assists them in improving service levels to their customers while lowering fixed costs. We offer private label and custom development capability to meet the branding needs of our correspondent and other institutional clients.

•	Technology and clearing integration. Our solutions provide an integration of front, middle and back office systems and allow near real-time updating of account status and margin balances, providing better service to investors and better risk management to the correspondent.

•	Facilitation of compliance with governmental regulation. By outsourcing regulated activities, such as margin lending, our correspondents are able to minimize reporting requirements and reduce the burden on management of dealing with related compliance issues. In addition, we can facilitate broker-dealer compliance with other regulatory requirements by providing automated reporting, record keeping and other tasks.

•	Margin lending availability. We make margin loans directly to the customers of our correspondent broker-dealers. As a result, our correspondents can compete more effectively in attracting their customers by earning interest income relating to margin loans without having to satisfy related capital requirements.

•	Foreign currency exchange trading availability. In 2007, we began to act as a dealer for currency foreign exchange trades with certain institutional clients and other parties. In addition, we intend to begin to offer a third party bank’s foreign exchange trading program to certain of our retail clients in the near future.

Our competitive strengths

We believe the following competitive strengths will allow us to grow our business and increase our profitability over time:

•	Fully-integrated securities and futures processing and technology solutions. We are a leading provider of infrastructure services to financial intermediaries offering a fully-integrated solution across major securities and futures processing needs. We believe our ability to integrate our technology offerings into all of our products and services is a significant factor in the successful expansion of our client base and the increase of our revenue from existing clients. Our products and services support trading in multiple markets, multiple investment products and multiple currencies, with integrated execution, clearing and settlement solutions. It is our belief that, while some clients are willing to obtain these products from multiple vendors, most will determine that it is easier to obtain solutions with lower integration costs and risks from one provider that can also address the regulated securities and futures aspects of their business. In addition, NEXA provides real-time and historical trading and brokerage management tools which complement our clearing services.

•	Flexible services and infrastructure. We provide a broad offering of infrastructure and technology products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our clients may choose to host these products on their own computer infrastructure or select that we host them. In addition, clients may either incorporate NEXA’s brand name or provide these products and services to their customers on a private label basis. We work closely with each of our clients to provide the set of products and services appropriate for their individual needs.

•	Established market position as an independent provider of correspondent clearing services. Since our establishment in 1995, we have grown organically and through acquisitions to become a leading provider of clearing services to approximately 230 active correspondents in the U.S., Canadian and U.K. markets. Unlike most other major clearing providers, we are not affiliated with a larger financial institution. As an independent clearing and technology solutions provider, we generally do not compete with our clients in other lines of business. Our independence is a key selling point when soliciting new business.

•	Highly attractive and diversified client base. Our client base is comprised of online, direct access and traditional retail broker-dealers, banks, hedge funds, FCMs and other futures traders, algorithmic traders and securities exchanges and is internationally diversified through our operations in Canada, the U.K. and Asia. For the year ended December 31, 2006, revenues from clearing operations, including related interest revenues, accounted for 84% of total revenues. Direct market access broker-dealers accounted for approximately 17.4% of these revenues and represented approximately 18.0% of our total correspondents, traditional retail broker-dealers accounted for approximately 19.7% of these revenues and represented approximately 38.9% of our total correspondents and online broker-dealers accounted for approximately 15.4% of these revenues and represented approximately 14.1% of our total correspondents. We have more recently expanded our market to include large banks, hedge funds, FCMs and other futures traders, algorithmic traders and securities exchanges which comprised the balance of our revenues and correspondents.

•	Scalable, recurring revenue business model. Our business benefits from a scalable operating platform. Our existing infrastructure is capable of processing significant additional volumes with limited incremental increases in our fixed costs. We receive a recurring stream of revenues based on volumes from each of our correspondents with a low marginal cost of sales. In addition, a significant portion of our technology revenues are based on ASP arrangements with clients, linked to transactions and users.

•	Proven and highly motivated management team. With an average of over 31 years of industry experience and holding a substantial equity interest in Penson, our three-member Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., Daniel P. Son, and Philip A. Pendergraft, our Chairman, President and Chief Executive Officer, respectively, founded our business in 1995 and have built it to its current position. This senior management group continues to own a significant portion of our Company.

Our growth strategies

Our goal is to be the leading independent provider of securities and futures processing infrastructure to the securities, futures and investment industry in the major global markets. To accomplish this goal, we are pursuing the following key strategies:

•	Capitalize on industry trends. We believe we are positioned to benefit from several broad industry trends:

•	Internationalization. Cross-border functionality is becoming increasingly important to attracting brokerage clients. With operations in four countries and the ability to provide access to markets as well as clearing and settlement services covering 40 depositories around the world in multiple currencies, we can provide this high-value service to our clients.

•	Consolidation. Typically, high conversion costs are a significant obstacle which must be overcome by a clearing firm which seeks to attract business from correspondents who are currently clients of another clearing firm. However, consolidation among clearing service providers has led to many forced conversions. As an independent provider and technology leader, we are well positioned to attract new clients faced with conversion decisions due to industry consolidation.

•	Trading in multiple products. Clients increasingly seek to trade in multiple products on the same computer terminal, including equities, options and futures. Our products and services provide this capability and we believe this trend provides us with a significant opportunity to grow our business.

•	Outsourcing. The high cost of self-clearing and increased regulatory scrutiny on securities and futures firms have driven many broker-dealers to outsource their clearing responsibilities and technology needs. Even some larger firms are finding it more efficient to outsource such services. We believe this trend will continue.

•	Enhance revenue potential of each client relationship. We offer a variety of products and solutions to broker-dealers and securities firms, which together form an end-to-end solution. As a result, we intend to grow in part by selling additional products to our existing clients. Some of NEXA’s clients are not currently clearing clients of Penson. We believe we have a significant opportunity to offer the full spectrum of clearing and execution services to many of NEXA’s clients, as well as offering technology services to our clearing and execution clients.

•	Leverage existing platform to expand our product set and client base. Due to our significant investments in technology, we believe our infrastructure provides the leading fully-integrated securities clearing and technology package to our core market. This infrastructure facilitates clearing across several security types, including options and futures, and additional products can be offered and new clients added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•	Focusing on the high-volume direct access, online broker-dealers and the futures trading industry. We will continue to target our clearing services to the growing futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service. By promoting our integrated suite of solutions, we believe our clearing and margin lending activities will increase as our market share grows while the size of the direct access and online brokerage industry increases.

•	Further expanding our client base in the institutional and retail brokerage markets. As the brokerage industry has added a broader array of products and services and the operating margins in the industry have diminished, the profitability of the infrastructure services offered by many traditional institutional and retail brokers is under pressure. We believe this trend will favor our business model of cost-effectively providing dedicated infrastructure solutions to the broader brokerage community. Accordingly, we are expanding our focus on the traditional institutional and retail brokerage industry. Many institutional and retail brokers in the U.S. have outsourced their clearing functions, and we believe this trend is now increasing internationally, which creates opportunities for us on a global basis. We are also targeting these firms for our technology products and services.

•	Expanding our client base in the algorithmic trading and hedge fund sectors. Our technology products enable us to increasingly market our services to algorithmic traders and hedge funds. These sectors are among the most significant drivers of growth in the overall securities markets and we intend to increase our focus on these clients.

•	Expanding our operations internationally. We previously acquired a London-based clearing company with extensive experience in agency clearing operations in European securities markets and a Canadian clearing company that provides clearing services to the direct access, on-line discount and traditional retail markets in Canada. In the first quarter of 2007 we opened our first Asian office in Hong Kong. We have used these platforms to increase significantly our international capabilities to clear securities transactions and market our technology products. We believe our ability to service clients throughout the North American and European securities markets will become more important as investors increasingly trade on a global basis, and we intend to expand our offering of technology products in the Asian markets in fiscal year 2007 and beyond. In addition, we intend to expand our margin lending business internationally.

•	Pursue accretive acquisitions. Through our past acquisitions, we have grown internationally, expanded our product base and added additional correspondents. We intend to continue to pursue accretive acquisitions that will expand our technology product offerings, our clearing service capabilities and our client base.

Securities processing

Our securities and futures processing infrastructure products and services are marketed under the “Penson” brand name. Penson Worldwide, Inc. is the parent company for the businesses that provide these products and services in each geographic market we serve.

Clearing operations

United States

We generally provide securities clearing services to our correspondents in the U.S. on a fully-disclosed basis. In a fully-disclosed clearing transaction, the identity of the correspondent’s customer is known to us, and we are known to them, and we maintain the customer’s account and perform a variety of services as agent for the correspondent.

Our U.S. securities clearing broker is Penson Financial Services, Inc. (PFSI), which is registered with the Securities and Exchange Commission (SEC) and is a member of the following: Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ, NYSE ARCA Equities Exchange, NYSE ARCA Options Exchange, Philadelphia Stock Exchange, OneChicago, DTC, Euroclear, ICMA, MSRB, NASD, NSCC, Options Clearing Corp., and Securities Investor Protection Corporation (SIPC) and is a participant of the Boston Options Exchange (BOX).

With respect to futures transactions, PFFI and Penson GHCO provide our clearing and execution services for futures. PFFI is a non-clearing FCM member of the National Futures Association (NFA) and is regulated by the Commodities Futures Trading Commission (CFTC) and the NFA. Penson GHCO is regulated by the CFTC, the NFA and the FSA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, London International Financial Futures Exchange, the Intercontinental Exchange and the International Petroleum Exchange, the Minneapolis Grain Exchange and the Clearing Corporation.

Canada

Penson Canada provides clearing services in accordance with the rules of the Investment Dealers Association of Canada (IDA). Canada has four types of approved clearing models and our Canadian operation is approved for all of these. We are concentrating on Type 3 clearing services. As a Type 3 carrying broker, our key responsibilities include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, statements of securities and money balances held by us for customers.

Penson Canada is our Canadian clearing broker and provides fully-disclosed and omnibus clearing services to the Canadian markets. Penson Canada is a participating organization of the Toronto Stock Exchange, an approved participant with the Montreal Exchange, and a participating organization with the TSX Venture Exchange. Penson Canada is a member of the Canadian Investor Protection Fund and is regulated by the Investment Dealers Association of Canada and the securities commission in each province and territory in Canada.

United Kingdom

In the U.K. we offer a broad range of securities clearing services that include: Model A and Model B clearing and settlement, CREST clearing, global custody, customized data processing, regulatory reporting, execution, and portfolio management and modeling systems. In Model A clearing, we provide a purely administrative back-office service and act as agent for our correspondents’ customers, whom we classify as market counterparties under the rules of the Financial Services Authority (the FSA), and supply these customers with the information needed to settle their transactions. Model B clearing provides the authority to process transactions under a fully-disclosed clearing model similar to the U.S. Under Model B clearing, we assume the positions and therefore full liability for the clearing and settlement of the trades.

PFSL is our U.K. clearing broker. In the U.K., we are a member of the London Stock Exchange and we are authorized and regulated by the FSA.

Asia

We opened our first Asian office in Hong Kong in the first quarter of 2007. We have recently begun to market our technology products in Asia and expect to grow our Asian business in 2007.

Execution routing services

We offer execution routing capabilities in the U.S., Canada, the U.K. and certain other markets. Execution routing entails the ability to use telecommunications infrastructure combined with proprietary or third party software to facilitate the sending of securities orders to exchanges and other market destinations such as market makers.

Internet account portfolio information services

We have created customized software solutions to enable our correspondents and their customers to review their account portfolio information through the Internet. Through the use of our internally developed technology, combined with technology licensed from third parties, we are able to update the account portfolios of our correspondents’ customers as securities transactions are executed and cleared. A customer is able to access detailed and personalized information about his account, including current buying power, trading history and account balances. Further, our solution allows a customer to download brokerage account information into Quicken, a personal financial management software program, and other financial and spreadsheet applications so that all financial data can be integrated.

Holding and safeguarding securities and cash deposits

We hold and safeguard securities and cash deposits of our correspondents’ customers, which requires us to take legal responsibility for those assets. Many of our correspondents do not have the ability to hold securities and cash deposits due to certain regulatory requirements that require that the holder must comply with the net capital rules of the Securities and Exchange Commission and other regulators with respect to these activities.

Securities lending and borrowing

We lend securities that we hold for our correspondents and their customers to other broker-dealers as a means of financing our business and facilitating transactions. We also engage in conduit activities where we borrow securities from one broker-dealer and lend the same securities to another broker-dealer. This lending is permitted under and governed by SEC rules. See “Business — Government regulation — Regulation of securities lending and borrowing.” All of our securities borrowing and lending activities are performed under a standard form of securities lending agreement, which governs each party’s rights to mark securities to market.

Proprietary trading

Certain of our subsidiaries engage in limited forms of proprietary trading. This trading includes computerized trading and non-automated trading strategies involving taking short-term proprietary positions in equities, fixed income and other securities, derivatives and foreign currencies. In general, these strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with hedging strategies and the use of derivatives contracts designed to mitigate the risk associated with these proprietary positions.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. Additionally, our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

Our technology and data product offerings include customizable front-end trading platforms, a comprehensive database of historic U.S. and international equities, options and futures trade data, and order-management services. Our approach to the development and acquisition of technology has allowed us to create an evolving suite of products that provides specific solutions to meet our clients’ individual requirements.

NEXA provides our clients with innovative trading management technology with a global perspective. NEXA specializes in direct access trading technology and provides complete online brokerage solutions, including direct access trading applications, browser-based trading interface, back-office order management systems, market data feeds, historical data, and execution technology services, generally on a license fee basis. NEXA’s FastPath product provides a full suite of Financial Information Exchange (FIX) gateway solutions for clients who require global connectivity, high throughput and reliability. FIX execution solutions allow clients to automatically transmit, receive or cancel advanced order types, execution reports, order status, positions, liquidity flags and account balances. Clients can connect using their own front-end or back-office applications or utilize applications available from NEXA. We generally provide our solutions to our clients on a private-labeled basis to emphasize the client’s branding.

NEXA’s products, such as Omni Pro, Axis Pro, and Meridian, are designed to accommodate various market segments by providing different trading platforms and functionality to users. All of our front-end products benefit from several important features such as the ability to trade equities, options and futures and to have unified risk management for trading across multiple asset classes.

Although there is a significant market for front-end trading platforms that is independent of the market for clearing services, we have found that our ability to integrate our technology-related products with our clearing services provides clients with an increasingly compelling reason to use Penson for their clearing needs. We believe this broader, integrated offering is increasingly a significant factor in our conversion of client prospects into actual clients.

Our technology revenues generally include revenues from software development and customization of products and features, but our technology products are designed to generate substantial subscription-based revenue over time. Our technology revenues have increased significantly in the past few years, growing from $3.9 million of revenue in 2004 to $11.9 million of revenue in 2006.

Institutional and active retail front-end trading software

NEXA has developed and is continuing to expand various front-end trading software products. We offer several products that are oriented towards different market segments. Omni Pro is a Level II trading platform oriented to professional traders and provides broker-dealer administrative modules. Level II software enables the trader, among other things, to view prices for the same security across various markets and to select the desired market for order execution. Axis Pro is a multi-currency Level II trading platform focused on active retail traders. Meridian is a Level I trading platform for less intensive applications for the active retail trader. Both Axis Pro and Meridian are offered with broker-dealer administrative modules, which allow broker-dealers to monitor customer buying power and other regulatory compliance tasks, and to provide a repository for customer information.

All of our front-end products benefit from a number of unusual features such as the ability to trade equities, options and futures and have unified risk management for trading across equities, options and futures. Many of our clearing competitors do not have similar systems that effect trades in all such instruments with similar risk mitigation capabilities. There is a dynamic market for front-end trading platforms that is independent of the market for our clearing services. However, we are finding that our ability to offer these products provides our clients with a compelling reason to use our clearing and other products and services and is increasingly important in our conversion of client prospects into actual clients.

Global execution hub

NEXA has built significant proprietary software and licensed certain software and telecommunications services to enable our clients to use our technology infrastructure to send orders for securities to all major North American exchanges, ECNs and market destinations. We have extended this network to include numerous international destinations such as the London Stock Exchange, U.K. market makers and others. Our clients can now choose to simply use our execution infrastructure, independent of our other services, or to opt for a bundled solution combining technology products together with clearing and settlement. This allows us to access a differentiated market segment for clients that clear with another firm or are self-clearing, but which do not have a similar infrastructure capability. In particular, because our network has been designed to maximize speed of execution, our offerings are very attractive to algorithmic traders for whom speed is essential to successful implementation of their trading strategies. Our infrastructure required significant time and investment to build and very few of our clearing competitors offer anything that is directly comparable.

Global data products

We believe it is critical to provide our clients with global trade data solutions. NEXA provides research-quality, historical intraday time series data plus real-time data feeds for the commodity and equity markets. Our suite of data products was significantly enhanced by our acquisition of the Tick Data assets in January 2005. Its database of historical intraday equities, options and futures data consists of numerous futures symbols from exchanges in North America, Europe, and Asia. The data is presented tick-by-tick and is delivered in a compressed, proprietary format. The database of historical cash index data contains the most widely followed equity indices. NEXA also offers TickStream, a fully customized, low latency, real-time market data feed. Data is delivered through a simple-to-use application program interface (API) and powered by advanced ticker plants that have multiple direct connections to global exchanges. While these products do not currently generate material revenues, we provide data to over 1,000 clients, which we believe provide significant opportunities for cross-selling our other products and services.

NEXA has also built its own data ticker plant to access data from most U.S. and many foreign exchanges and market centers. We have also licensed certain foreign data from other sources. The result is a very comprehensive offering of real-time, delayed and historical data that we can market to our clients. As with the international execution hub, our clients can use our data solutions together with or independent of our other products and services. This enables us to compete with major securities data providers to offer comprehensive data solutions. Furthermore, our historical data offerings are not offered by most data services providers or clearing firm competitors and enable us to serve new client segments such as algorithmic traders and hedge funds to which we have had relatively less historical exposure through our clearing operations.

Key licensed technology and proprietary customization

We license a software program called Phase3 from SunGard. Phase3 is an online, real-time data processing system for securities transactions. Phase3 performs the core settlement functions with industry clearing and depositary organizations. We have, however, built a significant amount of proprietary software around Phase3 which allows us to customize Phase3 to meet each of our client’s unique needs. This customization increases the reliability and efficiency of our data processing model and permits us to process trades more quickly than if we relied on Phase3 alone. This customization also offers our clients more flexible access to information regarding their accounts, including the ability to:

•	see critical information in real-time on a continuously updated basis;

•	manage their buying power across different accounts containing diverse instruments such as equities, options and futures, and;

•	receive highly customized reports relating to their activity.

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers, both through our non-U.S. affiliates and directly, to access leading edge products and services when trading in the U.S. markets. We have currently begun testing new software offered by Rolfe & Nolan, which we believe may offer an increased variety of settlement and clearing applications.

Sales and marketing

We focus our sales and marketing efforts in the U.S. on the direct access and online sectors and, increasingly, on the algorithmic trading and hedge fund sectors of the global securities and investment industry. In addition, we believe that a significant opportunity exists in foreign markets as the adoption of online trading expands in other countries. We have capitalized on this opportunity by being one of the first companies to develop cross-border and multi-currency trade processing capabilities.

Following the completion of our private equity financing with Technology Crossover Ventures in August 2004, we increased our sales and marketing staff to take advantage of the additional financial resources which allowed us to expand our correspondent base. We are also beginning to focus our marketing efforts in Asia. We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

We generally enter into standard clearing agreements with our correspondents for an initial term of two or three years, during which we provide clearing services based on a schedule of fees determined by the nature of the financial instrument traded and the volume of the securities cleared. In some cases our standard contract will also include minimum monthly clearing charge requirements. Subsequent to the initial term these standard contracts allow the correspondent to cancel our services upon providing us with 45 days written notice.

As of December 31, 2006, we had approximately 230 active correspondents. Of these correspondents, 178 are located in the U.S., while our U.K. and Canadian clearing operations provide services for 16 correspondents and 36 correspondents, respectively. In anticipation of our acquisition of CCS, we added 43 new correspondents from CCS from August through October 2005. Before conducting business with a brokerage firm, we review a variety of factors relating to the prospective correspondent, including the brokerage firm’s experience in the securities industry, its financial condition and the personal backgrounds of the principals of the firm. We seek to establish relationships with brokerage firms whose management teams and operations we believe will be successful in the long term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

Strategic acquisitions

We have engaged in a number of acquisition transactions which have facilitated our ability to expand our client base and provide leading edge technology infrastructure as well as to open international markets, positioning us to pursue a strategy of combining our increasingly global securities offerings with enhanced technology offerings on a multi-instrument, multi-currency, international platform. To date, none of our acquisitions have exceeded the defined significant subsidiary thresholds pursuant to Section 1-02 (w) of SEC Regulation S-X.

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (GHCO), a leading international futures clearing and execution firm. We closed the transaction in February 2007 and paid $24.6 million in cash and approximately 139,000 shares of stock to the previous owners of GHCO. The $24.6 million payout excludes 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we may face related to the acquisition. In addition, we agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. Immediately prior to the closing, GHCO split its clearing operations, which we acquired, from its proprietary trading business which was not part of the acquisition.

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. Such shares will be returned to us by Schonfeld if certain terms and conditions of the asset purchase agreement are not fulfilled. In addition, we have agreed to pay an earnout of stock and cash over the next four years based on net income, as defined pursuant to the purchase agreement, of the acquired business. We have begun conversion of Schonfeld’s correspondents and intend to complete all conversions no later than the second quarter of 2007.

In May 2005, we entered into an agreement to acquire CCS. CCS was a California-headquartered provider of clearing services, principally to the direct access and online market segments and had historically been one of our competitors. In contemplation of the completion of this acquisition, we transferred 43 CCS correspondent relationships to our client base between August and October 2005. In January 2006 we acquired substantially all of the assets and limited liabilities of CCS and closed this transaction.

In January 2005, we acquired the assets of Tick Data. Tick Data’s products are principally focused on the delivery of domestic and international historical and market data to hedge funds and algorithmic traders. The purchase price for Tick Data was not significant.

In July 2004, we acquired the assets of NEXA, which enabled us to market a multi-currency Level II trading platform with a focus on the active retail trader, a Level I trading platform and certain broker-dealer administrative modules.

We are currently in active discussions with various parties regarding acquisitions and investments, but at this time no material potential transaction is probable.

Discontinued operations

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged $10.4 million of SAMCO net assets and $7.3 million of cash for 1.0 million Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there was substantial common ownership between the Company and SAMCO, we did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented (See also Note 3 to the financial statements).

Competition

The market for securities clearing and margin lending services is highly competitive. We expect competition to continue and intensify in the future. We encounter direct competition from firms that offer services to direct access and online brokers. Some of these competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments Company; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. We also encounter competition from other clearing firms that provide clearing and execution services to the securities industry. Most of our competitors are affiliated with large financial institutions.

We believe that the principal competitive factors affecting the market for our clearing and margin lending services are price, technology, financial strength, client service and breadth of services. Based on management’s experience, we believe that we presently compete effectively with respect to most of these factors.

Some of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors offer a wider range of services and products than we offer and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Recent advancements in computing and communications technology are substantially changing the means by which securities transactions are effected and processed, including more access online to a wide variety of services and information, and have created a demand for more sophisticated levels of client service. The provision of these services may entail considerable cost without an offsetting increase in revenues. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share. Additionally, large brokerage firms that currently perform their own clearing functions may decide to start marketing their clearing services to other brokerage firms.

In addition to companies that provide clearing services to the securities industry, we are subject to the risk that one or more of our correspondents may elect to perform their clearing functions themselves. The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of the broker-dealer increases, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per- transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker-dealers to retain customer free credit balances and securities for use in margin lending activities. In order to make a clearing arrangement with us more attractive to these high-volume broker-dealers, we may offer such firms transaction volume discounts or other incentives.

Some of the contracts between us and our correspondents permit a correspondent to terminate its contract following the giving of written notice, typically between 45 days and six months.

Intellectual property and other proprietary rights

Despite the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe upon our proprietary rights. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to police unauthorized use of our intellectual property. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

We have not incurred significant liabilities related to the use of our intellectual property in the past, however, we cannot assure you that claims of infringement of other parties’ proprietary rights or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us in the future. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements.

Government regulation

The securities and financial services industries generally are subject to extensive regulation in the U.S. and elsewhere. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with, among other things, safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of creditors or the shareholders of regulated entities (such as Penson).

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with the NASD, the various stock exchanges, and other self-regulatory organizations (“SROs”), require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination the operations of the Company or the suspension or disqualification of our directors, officers or employees. In the ordinary course of our operations, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

Our subsidiary, Penson Financial Services, Inc., has received an inquiry from the NASD regarding the application of Regulation T to its handling of trades in cash accounts. At the request of the NASD, we have completed a self-assessment of our handling of customer trading activity in our cash account. We believe that in certain circumstances we have handled this activity incorrectly and we have made the necessary changes to our processes to correct this issue. We cannot predict the final results of the inquiry but this subsidiary or certain of its personnel may be sanctioned or fined by the NASD, although we do not expect any such sanction or fine to be material to Penson.

As a registered broker-dealer, PFSI is required by law to belong to the Securities Investor Protection Corporation (SIPC). In the event of a member’s insolvency, the SIPC Fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

In addition, we have subsidiaries in the U.K. and Canada that are involved in the securities and financial services industries and may expand our business into other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business. The securities and financial services industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

The regulatory environment in which we operate is subject to change. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms.

Regulation of clearing activities

We provide clearing services in the U.S., Canada and Europe through our subsidiaries. We also have a correspondent clearing business in which we provide clearing services in the U.S., the U.K. and Canada for broker-dealers that are not affiliated with us. Brokers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our recent acquisition of GHCO, we are now also subject to additional CFTC and SRO regulations that we were not subject to before. As a result, we now must comply with an increasing amount of regulatory requirements and face additional liabilities if we are not able to adjust to the new regulatory environment.

Regulation of securities lending and borrowing

We engage in securities lending and borrowing services with other broker-dealers by lending the securities that we hold for our correspondents and their customers to other broker-dealers, by borrowing securities from other broker-dealers to facilitate our customer transaction activity, or by borrowing securities from one broker-dealer and lending the same securities to another broker-dealer. Within the United States, these types of securities lending and borrowing arrangements are governed by the SEC. The following is what we believe to be a descriptive summary of the SEC rules that govern these types of activities, but it is not intended to be an exhaustive list of the regulations that govern these types of activities.

Our securities lending and borrowing activities are transacted through our U.S. broker-dealer subsidiary, which is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to ensure that broker-dealers will have adequate resources, including a percentage of liquid assets, to fund expenses of a self or court supervised liquidation. See “Business — Government regulation — Regulatory capital requirements.” While the net capital rule is designed to ensure that the broker-dealer has adequate resources to pay liquidation expenses, the objective of the SEC’s customer protection rule is to ensure that investment property of the firm’s customers will be available to be distributed in liquidation. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that the broker-dealers promptly obtain possession or control of customers’ fully paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

SEC Rules 8c-1 and 15c2-1 under the Exchange Act (the “hypothecation rules”) set forth requirements relating to the borrowing or lending of customers securities. The hypothecation rules prohibit us from borrowing or lending customers securities in situations where (1) the securities of one customer will be held together with securities of another customer, without first obtaining the written consent of each customer; (2) the securities of a customer will be held together with securities owned by a person or entity that is not a customer; or (3) the securities of a customer will be subject to a lien for an amount in excess of the aggregate indebtedness of all customers’ securities.

Regulation T was issued by the Board of Governors of the Federal Reserve (“Federal Reserve”) pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by brokers-dealers. Although Regulation T allows broker-dealers to deposit cash in order to secure the borrowing of securities for the purpose of making deliveries of such securities in the case of short sales, failure to receive securities they are required to deliver, or other similar cases and lend securities for such purpose against such a deposit, it also includes provisions regarding the provision of collateral. For example, under the provisions of Regulation T, broker-dealers are generally required to collect 50% of the value of equity securities purchased in a margin account. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the US Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We may begin offering portfolio margining to our clients in 2007.

With respect to such securities borrowing and lending, Regulation SHO issued under the Exchange Act generally prohibits, among other things, a broker-dealer from accepting a short sale order unless either the broker-dealer has already borrowed the security, has entered into a bona-fide arrangement to borrow the security or has “reasonable grounds” to believe that the security can be borrowed so that it can be delivered on the date delivery is due and has documented compliance with this requirement.

Failure to maintain the required net capital, accurately compute the reserve formula or comply with Regulation T or Regulation SHO may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and, if not cured, could ultimately require our U.S. broker-dealer subsidiary’s liquidation. A change in the net capital rule, the customer protection rule, or Regulation T or the imposition of new rules could adversely impact our ability to engage in securities lending and borrowing, which in turn could limit our ability to pay dividends, repay debt or repurchase shares of outstanding stock.

Regulation of internet activities

Our business, both directly and indirectly, relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the governmental agencies within the U.S. and elsewhere are beginning to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our correspondents’ abilities to transact business through the Internet or other electronic communications gateways.

Regulatory capital requirements

As a registered broker-dealer and member of the NASD, PFSI is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Among deductions from net capital are adjustments, which are commonly called “haircuts,” which reflect the possibility of a decline in the market value of firm inventory prior to disposition.

Failure to maintain the required net capital may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and, if not cured, could ultimately require our liquidation. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce our net capital below required levels.

The net capital rule also provides that the SEC may restrict any capital withdrawal, including the withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates, if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the net capital rule provides that the total outstanding principal amount of a broker-dealer’s indebtedness under specified subordination agreements, the proceeds of which are included in its net capital, may not exceed 70%

of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from PFSI, which in turn could limit our ability to pay dividends, repay debt or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our U.K. subsidiary is subject to a monthly capital adequacy requirement test that requires it to maintain stockholders’ equity and qualifying subordinated loans in excess of a varying amount. The amount varies month to month depending on certain balances and risks assumed by the subsidiary which is usually approximately £2 million. If the subsidiary fails to maintain the required capital, it may be subject to a regulatory sanction which would likely be a fine. However, in more extreme cases, it could involve suspension or revocation of its license with the FSA. If any regulatory sanction was imposed, the subsidiary’s reputation would be severely damaged. Further, if the license is suspended or revoked, we may be required to discontinue our U.K. operations, which could result in diminished revenues.

PFSC is a member of the IDA, an approved participant with the Montreal Exchange and a participating organization of the Toronto Stock Exchange and the TSX Venture Exchange and is therefore subject to the IDA and Montreal Exchange rules relating to the maintenance of capital. The IDA regulates the maintenance of capital by member broker-dealers by requiring that broker-dealers periodically calculate their risk adjusted capital, referred to as RAC, in accordance with a prescribed formula which is intended to ensure that members will be in a position to meet their liabilities as they become due.

A member’s RAC is calculated by starting with its net allowable assets, which are assets that are conservatively valued with emphasis on liquidity, and excluding assets that cannot be disposed of in a short time frame or whose current realizable value is not readily known, net of all liabilities, and deducting the applicable minimum capital and margin requirements, adding tax recoveries, if any, and subtracting the member’s securities concentration charge.

Furthermore, the IDA rules provide for an early warning system which is designed to provide advance warning of a member firm encountering financial difficulties. Various parameters based on prescribed calculations involving the firm’s RAC are designed to identify firms with capital adequacy problems. If any of the parameters are violated, several sanctions or restrictions are imposed on the member firm. These sanctions, which may include the early filing of a monthly financial report, a written explanation to the IDA from the Chief Executive Officer and Chief Financial Officer, a description of the resolution, or an on-site visit by an examiner, are designed to reduce further financial deterioration and prevent a subsequent capital deficiency.

Failure of a member to maintain the required risk adjusted capital as calculated in accordance with applicable IDA and Montreal Exchange requirements can result in further sanctions such as monetary penalties, suspension or other sanctions, including expulsion of the member.

Our futures clearing business is subject to the capital and segregation rules of the NFA and CFTC in the United States and the FSA in the UK. Our recent acquisition of GHCO substantially increases our exposure to these rules as well as the capital requirements of applicable exchanges and clearing houses of which we are a clearing member. If we fail to maintain the required capital or violate the customer segregation rules, we may be subject to monetary fines and the suspension or revocation of our license to clear futures contracts and carry customer accounts. Any interruption in our ability to continue this business would impact our revenues and profitability.

Margin risk management

Our margin lending activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility or changes in liquidity, over which we have virtually no control.

We attempt to minimize the risks inherent in our margin lending activities by retaining in our margin lending agreements the ability to adjust margin requirements as needed and by exercising a high degree of selectivity when accepting new correspondents. When determining whether to accept a new correspondent, we evaluate, among other factors, the brokerage firm’s experience in the industry, its financial condition and the background of the principals of the firm. In addition, we have multiple layers of protection, including the balances in customers’ accounts, correspondents’ commissions on deposit, clearing deposits and equity in correspondent firms, in the event that a correspondent or one of its customers does not deliver payment for our services. We also maintain a bad debt reserve. Our customer agreements and fully-disclosed clearing agreements require industry arbitration in the event of a dispute. Arbitration is generally less expensive and more timely than dispute resolution through the court system. Although we attempt to minimize the risk associated with our margin lending activities, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

State and provincial regulation

Our subsidiary, PFSI, is a broker-dealer authorized to conduct business in all 50 states under applicable state securities regulations. Penson Financial Services Canada, Inc. is authorized to conduct business in all major provinces in Canada.

Employees

As of December 31, 2006, we had 763 employees, of whom 357 were employed in clearing operations, 250 in technology support and development, 52 in sales and marketing and 104 in finance and administration. Of our 763 employees, 479 are employed in the U.S., 55 in the U.K. and 229 in Canada. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Our continued success depends largely on our ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and should we be unable to recruit and retain the necessary personnel, the development, sale and performance of new or enhanced services would likely be delayed or prevented. In addition, difficulties we encounter in attracting and retaining qualified personnel may result in higher than anticipated salaries, benefits and recruiting costs, which could adversely affect our business. In connection with our acquisition of GHCO, we added approximately 80 new employees.

Item 1A.	Risk Factors

Many factors could have an effect on PWI’s financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The principal factors are described below.

Risks related to our business and our industry

We face substantial competition from other securities and commodities processing and infrastructure firms, which could harm our financial performance and reduce our market share.

The market for securities and futures processing infrastructure products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. Our competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments Company; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc. Many of our competitors have significantly greater financial, technical, marketing and other resources than we possess. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours. There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

Increased competition has contributed to the decline in net clearing revenue per transaction that we have experienced in recent years and may continue to create downward pressure on our net clearing revenue per transaction. We believe that these pressures will have similar effects on our ability to generate a favorable net clearing revenue per transaction in our new futures clearing operations. In the past, we have responded to the decline in net clearing revenue by reducing our expenses, but if the decline continues, we may be unable to reduce our expenses at a comparable rate. Our failure to reduce expenses comparably would reduce our profit margins.

We depend on a limited number of clients for a significant portion of our clearing revenues.

Our ten largest clients accounted for 31.8% of our total revenues at December 31, 2006. The loss of even a small number of these clients at any one time could cause our revenues to decline substantially. Our clearing contracts are generally fixed term contracts of two to three years, which allow the correspondent to cancel our services upon providing us with 45 days of notice, in most cases after the expiration of the fixed term. Our clearing contracts with these correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. For example, our largest U.S. clearing correspondent in 2004 terminated its relationship with us in 2005. As a result, although this loss was partially offset by revenue from new correspondents, in 2005 clearing revenues decreased by $4.0 million compared to 2004. See “Management’s discussion and analysis of financial condition and results of operations — Comparison of years ended December 31, 2005 and December 31, 2004 — Revenues.” There can be no assurance that our largest clients will continue to use our products and services.

Our clearing operations could expose us to legal liability for errors in performing clearing functions and improper activities of our correspondents.

Any intentional failure or negligence in properly performing our clearing functions or any mishandling of funds and securities held by us on behalf of our correspondents and their customers could lead to censures, fines or other sanctions by applicable authorities as well as actions in tort brought by parties who are financially harmed by those failures or mishandlings. Any litigation that arises as a result of our clearing operations could harm our reputation and cause us to incur substantial expenses associated with litigation and damage awards that could exceed our liability insurance by unknown but significant amounts. In the normal course of business, we purchase and sell securities as both principal and agent. If another party to the transaction fails to fulfill its contractual obligations, we may incur a loss if the market value of the security is different from the contract amount of the transaction.

In the past, clearing firms in the U.S. have been held liable for failing to take action upon the receipt of customer complaints, failing to know about the suspicious activities of correspondents or their customers under circumstances where they should have known, and even aiding and abetting, or causing, the improper activities of their correspondents. We cannot assure you that our procedures will be sufficient to properly monitor our correspondents or protect us from liability for the acts of our correspondents under current laws and regulations or that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations. If we fail to implement proper procedures or fail to adapt our existing procedures to new or more restrictive regulations, we may be subject to liability that could result in substantial costs to us and distract our management from our business.

Sharp decreases in short-term interest rates would negatively impact the profitability of our margin lending business.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline.

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

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2006 and 2005, our receivables from customers and correspondents were $1.4 billion and $1.1 billion, respectively, which predominantly reflected margin loans. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons including the fact that:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	a stop order may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve and the National Association of Securities Dealers (NASD), whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customers’ equity in the account is at least 25% of the value of the securities in the account. We are also subject to regulations in Canada and the U.K. with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondents.

Some of our directors and officers and their affiliates have from time to time maintained brokerage accounts with us directly or indirectly through our correspondents, and we may extend margin credit to these individuals or entities through these accounts.

We rely, in part, on third parties to provide and support the software and systems we use to provide our services. Any interruption or cessation of service by these third parties could harm our business.

We have contracted with SunGard Data Systems to provide a major portion of the software and systems necessary for our execution and clearing services. Our current agreement with SunGard has an expiration date of July 25, 2012 and can be terminated by SunGard upon written notice in the event that we breach the agreement. In the past, we have experienced occasional hardware and software outages with SunGard. Any major interruption in our ability to process our transactions through SunGard would harm our relationships with our clients and impact our growth. We also license many additional generally available software packages. Failures in any of these applications could also harm our business operations.

We rely on SunGard and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If, in the future, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis could harm relationships with our clients and our ability to achieve our projected level of growth.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management or prevent us from conducting our business.

Although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties, we may be unable to obtain licenses to use those rights on commercially reasonable terms. Additionally, third parties that provide us with products and services that are integral to the conduct of our business may be subject to similar allegations, which could prevent them from providing these products and services. In either of these events, we would need to undertake substantial reengineering to continue offering our services and may not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from conducting our business. See also “Business — Intellectual property and other proprietary rights.”

If our clients’ account information is misappropriated, we may be held liable or suffer harm to our reputation.

We employ what we believe to be a high degree of care in protecting our clients’ confidential information. To effect secure transmissions of confidential information over computer systems and the Internet, we rely on encryption and authentication technology. If third parties were able to penetrate our network security or otherwise misappropriate our clients’ personal or account information, or we were to otherwise release any such confidential information without our clients’ permission, unintentionally or otherwise, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our reputation. We cannot assure you that our efforts to maintain the confidentiality of our clients’ account information will be successful.

Internet security concerns have been a barrier to the acceptance of online trading, and any well-publicized compromise of security could hinder the growth of the online brokerage industry. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the technology we use to protect clients’ transactions and account data. We may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

Any slowdown or failure of our computer or communications systems could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems are maintained at various locations in Texas, New York, Toronto, Montreal and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

•	computer viruses or undetected errors in our internal software programs or computer systems;

•	our inability to rapidly monitor all intraday trading activity;

•	our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected;

•	heavy stress placed on our systems during peak trading times; or

•	power or telecommunications failure, fire, tornado or any other natural disaster.

While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to accurately predict future volume increases or volatility or that our systems will be able to accommodate these volume increases or volatility without failure or degradation. Any significant degradation or failure of our computer systems, communications systems or any other systems in the clearing or trading processes could cause the customers of our clients to suffer delays in the execution of their trades. These delays could cause substantial losses for our clients or their customers and could subject us to claims and losses, including litigation claiming fraud or negligence, damage our reputation, increase our service costs, cause us to lose revenues or divert our technical resources.

If our operational systems and infrastructure fail to keep pace with our anticipated growth, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.

We have experienced significant growth in our client base, business activities and the number of our employees. The growth of our business and expansion of our client base has placed, and will continue to place, a significant strain on our management and operations. We believe that our current and anticipated future growth will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. In addition, we cannot assure you that we will be able to accurately predict the timing or rate of this growth or expand and upgrade our systems and infrastructure on a timely basis.

In addition, the scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We have implemented and continue to implement formal compliance procedures to respond to these changes and the impact of our growth. Our future operating results will depend on our ability:

•	to improve our systems for operations, financial controls, and communication and information management;

•	to refine our compliance procedures and enhance our compliance oversight; and

•	to recruit, train, manage and retain our employees.

Our growth has required and will continue to require increased investments in management personnel and systems, financial systems and controls and office facilities. In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels. We cannot assure you that we will be able to manage or continue to manage our recent or future growth successfully. If we fail to manage our growth, we may experience operating inefficiencies, dissatisfaction among our client base and lost revenue opportunities.

If we are unable to respond to the demands of our existing and new clients, our ability to reach our revenue goals or maintain our profitability could be diminished.

The global securities and futures industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. For example, an increasing number of our clients are from market segments including hedge funds, algorithmic trades and direct access customers who demand increasingly sophisticated products. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, products and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards and to address the increasingly sophisticated requirements of our clients.

Our existing correspondents may choose to perform their own clearing services as their operations grow.

We market our clearing services to our existing correspondents on the strength of our ability to process transactions and perform related back-office functions at a lower cost than the correspondents could perform these functions themselves. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to in the securities industry as “self clearing.” As the transaction volume of a correspondent grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing firms to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities.

Our ability to sell our services and grow our business could be significantly impaired if we lose the services of key personnel.

Our business is highly dependent on a small number of key executive officers. Our three member Executive Committee, consisting of Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son, have an average of over 31 years of industry experience and each member has served as an executive officer and/or director of Penson or its predecessor entities since 1995. We have entered into compensation agreements with various personnel, but we do not have employment agreements with most of our employees. The loss of the services of any of the key personnel or the inability to identify, hire, train and retain other qualified personnel in the future could harm our business. Competition for key personnel and other highly qualified technical and managerial personnel in the securities and futures processing infrastructure industry is intense, and there is no assurance that we would be able to recruit management personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

We may face risks associated with potential future acquisitions that could reduce our profitability or hinder our ability to successfully expand our operations.

Over the past few years, our business strategy has included engaging in significant acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in international markets. We have completed seven acquisitions since 2000, including two acquisitions in 2000 by which we commenced our Canadian and U.K. operations. In addition, we announced in November 2006 agreements to purchase two additional businesses, the first of which closed in November 2006 (subject to the satisfaction of certain subsequent conditions set forth in the acquisition documents) and the second of which closed in February 2007. In the future, we plan to acquire additional businesses or technologies as part of our growth strategy. We are currently in active discussions with various parties, but at this time no potential transaction is probable. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

•	diversion of management’s time and attention to the negotiation of the acquisitions;

•	difficulties in assimilating acquired businesses, technologies, operations and personnel;

•	the need to modify financial and other systems and to add management resources;

•	assumption of unknown liabilities of the acquired businesses;

•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;

•	dilution to our existing stockholders due to the issuance of equity securities;

•	possible adverse short-term effects on our cash flows or operating results; and

•	possible accounting charges due to impairment of goodwill or other purchased intangible assets.

Failure to manage our acquisitions to avoid these risks could harm our business, financial condition and operating results.

Restrictive covenants in our credit facilities may limit our ability to engage in certain transactions.

Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions on or repurchase our capital stock or make other restricted payments, make investments, and sell certain assets.

In addition, the credit facility contains covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests at all. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under the credit facility accelerated the repayment of borrowings, we may not have sufficient assets to repay the credit facility which could have a material adverse effect on the value of our stock.

We recently revised our operational strategy for our U.K. operations, and if it is not successful our financial results or growth prospects may be harmed.

In the fall of 2004, we embarked on an aggressive operational plan to roll out additional products and services in the U.K. market. Our operational plan was comprised of the following key components: (a) our provision to U.S. institutional correspondents with access to securities products that trade on the London Stock Exchange, (b) our provision of a “worked order desk” to facilitate the manual and confidential processing of large institutional orders on the London Stock Exchange and certain other market destinations, and (c) our inclusion of additional market destinations in our European order execution hub. Unfortunately, we were not successful at implementing this operational plan, which created larger than expected losses in the U.K. Our lack of success in implementing our plan derived principally from (i) a longer than anticipated time frame for certain of our clients to implement and test technology required to execute orders for new products that are derivatives of securities that trade on the London Stock Exchange, (ii) our inability to attract sufficient institutional order flow for the worked order desk and (iii) delays in implementing technology needed to expand our European order execution hub. Among other things, our plan was impacted by a significant diversion of internal business and technology personnel and resources to resolve operational issues primarily arising from system inefficiencies and personnel errors in using internal and third party software designed to clear and settle trades for the U.K. operations and to support the worked order desk. During 2005, we revised our operational strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. In particular, we eliminated the worked order desk and certain other personnel involved in our U.K. operations, which, among other things, should result in much lower compensation expense over time. We also engaged outside consultants to facilitate our resolving issues related to our U.K. operations. These consultants have now been terminated. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub, although revenues from such projects will take greater time to realize than originally expected. In 2006, we were able to reduce our losses in the U.K. by 79% from a loss of $6.4 million in 2005 to $1.4 million in 2006, but cannot guarantee that we will be able to continue to do so in 2007 and beyond. We may be required to further restructure our operations and take additional charges, and our ability to expand our business in the U.K. may be harmed if we are not able to maintain our trend toward profitability.

Our revenues may decrease due to declines in trading volume, market prices, liquidity of securities markets or proprietary trading activity.

We generate revenues primarily from transaction processing fees we earn from our clearing operations and interest income from our margin lending activities and interest earned by investing customers’ cash. These revenue sources are substantially dependent on customer trading volumes, market prices and liquidity of securities markets. Over the past several years the U.S. and foreign securities markets have experienced significant volatility. Sudden sharp or gradual but sustained declines in market values of securities can result in:

•	reduced trading activity;

•	illiquid markets;

•	declines in the market values of securities carried by our customers and correspondents;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations;

•	reduced margin loan balances of investors; and

•	increases in claims and litigation.

The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our clearing operations and margin lending activities.

Certain of our subsidiaries engage in proprietary trading activities. Please see our discussion in “Business — Securities-processing — Proprietary trading.” Historically these activities have accounted for a very small portion of our total revenues and net income. With respect to most of such trading, we endeavor to limit our exposure to markets through, among other means, employing hedging strategies and by limiting the period of time for which we have exposure to markets. However, we are not completely protected against market risk from such trading at any particular point in time and proprietary trading risks could adversely impact operating results in a specific financial period.

Our significant non-U.S. operations expose us to global exchange rate fluctuations that could impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates. As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the Euro and the Canadian dollar, may materially affect our operating results.

We do not typically use financial instruments to hedge our exposure to foreign currency fluctuations. A substantial portion of our net sales is denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars.

Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

General economic and political conditions and broad trends in business and finance that are beyond our control may contribute to reduced levels of activity in the securities markets, which could result in lower revenues from our business operations.

Trading volume, market prices and liquidity are affected by general national and international economic and political conditions and broad trends in business and finance that result in changes in volume and price levels of securities transactions. These factors include:

•	the availability of short-term and long-term funding and capital;

•	the level and volatility of interest rates;

•	legislative and regulatory changes;

•	currency values and inflation; and

•	national, state and local taxation levels affecting securities transactions.

These factors are beyond our control and may contribute to reduced levels of activity in the securities markets. Our largest source of revenues has historically been our revenues from clearing operations, which are largely driven by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our margin lending revenues and our technology revenues are also impacted by changes in the trading activities of our correspondents and clients. Accordingly, any significant reduction in activity in the securities markets would likely result in lower revenues from our business operations.

Our quarterly revenue and operating results are subject to significant fluctuations.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a number of factors, including:

•	changes in the proportion of clearing operations revenues and interest income;

•	our lengthy sales and integration cycle with new correspondents;

•	the gain or loss of business from a correspondent;

•	reductions in per-transaction clearing fees;

•	changes in bad debt expense from margin lending as compared to historical levels;

•	changes in the rates we charge for margin loans, changes in the rates we pay for cash deposits we hold on behalf of our correspondents and their customers and changes in the rates at which we can invest such cash deposits;

•	changes in the market price of securities and our ability to manage related risks;

•	fluctuations in overall market trading volume;

•	the relative success and/or failure of third party clearing competitors, many of which have increasingly larger resources than we have as a result of recent consolidation in our industry;

•	the relative success and/or failure of third party technology competitors including, without limitation, competitors to our NEXA business;

•	our ability to manage personnel, overhead and other expenses; and

•	the amount and timing of capital expenditures.

Our expense structure is based on historical expense levels and the expected levels of demand for our clearing, margin lending and other services. If demand for our services declines, we may be unable to adjust our cost structure on a timely basis in order to sustain our profitability.

Due to the foregoing factors, period-to-period comparisons of our historical revenues and operating results are not necessarily meaningful, and you should not rely upon such comparisons as indicators of future performance. We also cannot assure you that we will be able to sustain the rates of revenue growth we have experienced in the past, improve our operating results or sustain our profitability on a quarterly basis.

Our involvement in futures and options markets subjects us to risks inherent in conducting business in those markets.

We principally clear futures and options contracts on behalf of our correspondents, FCMs and their respective customers. Trading in futures and options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in futures and options contracts, which in turn raises the risk that a correspondent or customer may not be able to fully repay its creditors, including us, if it experiences losses in its futures and options contract trading business. We have recently acquired the partnership interests of GHCO, which will substantially increase our operations in the futures markets. Because of this increased activity, we will face more exposure to the risks associated with the clearing of futures contracts.

We may not be able to hedge our foreign exchange risk.

As a dealer for foreign exchange trades, we enter into currency transactions with certain of our institutional clients or other institutions using modeled prices that we determine and seek to hedge our risk by making similar transactions on the various exchanges or electronic communication networks of which we are a participant. While we expect to be able to limit our risk in our transactions with our clients through hedging transactions on exchanges or ECNs or through other counterparty relationships, there is no guarantee that we will be able to enter into these transactions at prices similar to those which we entered into with our clients. In addition, while we intend to enter into the hedging transactions after we enter into a transaction with our client or the relevant institution, it is possible that currency prices could fluctuate before we are able to enter into such hedging transactions.

The securities and futures businesses are highly dependent on certain market centers that may be targets of terrorism.

Our business is dependent on exchanges and market centers being able to process trades. Terrorist activities in September 2001 caused the U.S. securities markets to close for four days. This impacted our revenue and profitability for that period of time. If future terrorist incidents cause interruption of market activity, our revenues and profits may be impacted negatively again.

Risks related to government regulation

All aspects of our business are subject to extensive government regulation. If we fail to comply with these regulations, we may be subject to disciplinary or other action by regulatory organizations, and our business may be harmed.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. In addition to these laws, we must comply with rules and regulations of the Securities and Exchange Commission (SEC), the NASD, the Commodities Futures Trading Commission (CFTC), various stock exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

•	sales methods;

•	trade practices among broker-dealers;

•	use and safekeeping of investors’ funds and securities;

•	capital structure;

•	margin lending;

•	record keeping;

•	conduct of directors, officers and employees; and

•	supervision of investor accounts.

Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these regulations in the future and even for the claimed non-compliance of our correspondents with such regulations. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such a claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Additionally, our clearing contracts generally include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof.

We and certain of our officers and employees have been subject to claims of non-compliance in the past, and may be subject to such claims and legal proceedings in the future. Most recently, PFSI has received an inquiry from the NASD regarding the application of Regulation T to its handling of trades in cash accounts. At the request of the NASD, we have completed a self-assessment of our handling of customer trading activity in our cash account. We believe that in certain circumstances we have handled this activity incorrectly and we have made the necessary changes to our processes to correct this issue. We cannot predict the final results of the inquiry but this subsidiary or certain of its personnel may be sanctioned or fined by the NASD, although we do not expect any such sanction or fine to be material.

We also operate clearing and related businesses in the U.K. and Canada and execute transactions in global markets. These non-U.S. businesses are also heavily regulated. To the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of our business, we will face complexity and additional costs in our compliance efforts. In addition, as we expand into new non-U.S. markets with which we may have relatively less experience, there is a risk that our lack of familiarity with the regulations impacting such markets may affect our performance and results.

The regulatory environment in which we operate has experienced increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo further change in the future. The CFTC, the SEC, the NASD, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

In addition, because our industry is heavily regulated, regulatory approval may be required prior to expansion of our business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

If we do not maintain the capital levels required by regulations, we may be subject to fines, suspension, revocation of registration or expulsion by regulatory authorities.

We are subject to stringent rules imposed by the SEC, the NASD, and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital. Net capital is the net worth of a broker-dealer, less deductions, for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer’s proprietary securities positions. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, which, if not cured, could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue our clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from our subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt at the parent company level and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against net capital could impede our ability to expand or even maintain our present volume of business.

Our futures clearing business is subject to the capital and segregation rules of the NFA and CFTC. Our recent acquisition of GHCO substantially increases our exposure to these rules. If we fail to maintain the required capital, or if we violate the customer segregation rules, we may be subject to monetary fines, and the suspension or revocation of our license to clear futures contracts. Any interruption in our ability to continue this business would impact our revenues and profitability.

Outside of the U.S., we are subject to other regulatory capital requirements. Our U.K. subsidiary is subject to capital adequacy rules that require our subsidiary to maintain stockholders’ equity and qualifying subordinated loans at specified minimum levels. If we fail to maintain the required regulatory capital, we may be subject to fine, suspension or revocation of our license with the Financial Services Authority. If our license is suspended or revoked or if the capital adequacy requirements are changed or expanded, we may be required to discontinue our U.K. operations, which could result in diminished revenues.

As a member of the IDA, an approved participant with the Montreal Exchange, and a participating organization with the Toronto Stock Exchange Penson Canada is subject to the rules and policies of the IDA and other rules relating to the maintenance of regulatory capital. Specifically, to ensure that IDA members will be able to meet liabilities as they become due, the IDA requires its member broker-dealers to periodically calculate their risk-adjusted capital in accordance with a prescribed formula. If Penson Canada fails to maintain the required risk-adjusted capital, it may be subject to monetary sanctions, suspensions or other sanctions, including expulsion as a member. If Penson Canada is sanctioned or expelled or if the risk adjusted capital requirements are changed or expanded, Penson Canada may be required to discontinue operations in Canada, which could result in diminished revenues.

In addition, some of the investments we make in our business may impact our regulatory capital. We have made large investments into NEXA and expect to continue to do so in the future. Investments in non-regulated subsidiaries and increases in illiquid assets, including unsecured customer accounts, have a negative impact on the capital available for our regulated subsidiaries. In 2002, we experienced a larger than normal level of unsecured and partially secured customer and correspondent accounts, which resulted in a provision for bad debt of approximately $13 million in 2002. If we experience similar increased levels of unsecured and partially secured accounts in the future, our financial results may be harmed.

Procedures and requirements of the USA PATRIOT Act may expose us to significant costs or penalties.

As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the USA PATRIOT Act of 2001, which require that they know certain information about their customers and monitor transactions for suspicious financial activities. The cost of complying with the PATRIOT Act and related laws and regulations is significant. We may face particular difficulties in identifying our international customers, gathering the required information about them and monitoring their activities. We face risks that our policies, procedures, technology and personnel directed toward complying with the PATRIOT Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results.

Risks related to our corporate structure

Our discontinued operations expose us to legal and other risks.

Although the split off transaction described in “Management’s discussion and analysis of financial condition and results of operations — Split off transaction,” has occurred, we may incur future liabilities related to the operations of the SAMCO entities prior to the consummation of the split off transaction. Due to the Company’s indirect ownership of the SAMCO entities prior to our IPO we may be exposed to additional liabilities beyond what we may ordinarily encounter in our typical customer relationships.

Provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control or a change in management that stockholders believe is desirable.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations; and

•	the inability of stockholders to act by written consent or to call special meetings.

In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Risks related to our requirements as a public company

Our stockholders could be harmed if our management and larger stockholders use their influence in a manner adverse to other stockholders’ interests.

At the date of this report, our executive officers, directors and 5% stockholders will beneficially own, in the aggregate, approximately 54.3% of our outstanding common stock. As a result, these stockholders will have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to you as a stockholder. See “Certain relationships and related transactions” for a description of certain relationships we have with these stockholders. The interests of these stockholders with respect to such matters could conflict with your interests as a holder of common stock. For further information regarding management’s stock ownership, see “Principal and selling stockholders.”

The price of our common stock may be volatile.

Since the completion of our initial public offering in May 2006, the price at which our common stock has traded has been subject to significant fluctuation. The price of our common stock may continue to be volatile in the future and could be subject to wide fluctuations in response to:

•	reductions in market prices or volume;

•	changes in securities or other government regulations;

•	quarterly variations in operating results;

•	our technological capabilities to accommodate any future growth in our operations or clients;

•	announcements of technological innovations, new products, services, significant contracts, acquisitions or joint ventures by us or our competitors; and

•	changes in financial estimates and recommendations by securities analysts or our failure to meet or exceed analyst estimates.

As a result, shareholders may be unable to sell their stock at or above the price they paid for it.

Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. These requirements will apply to us as of December 31, 2007. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and are implementing enhanced processes and controls to address these and any other issues that might be identified through this review. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Description of Property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. Effective as of July 1, 2006, we leased an additional approximately 13,100 square feet, which increased our fixed rent expenses by $27,000 in 2006. Beginning in January 2007, we began to lease an additional approximately 13,100 square feet, which increased our fixed rent expenses by approximately $220,000 per year and our liability for additional rent. Including the new space, we lease approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, we lease approximately 13,000 square feet in London and 27,000 square feet in the Canadian cities of Montreal and Toronto for our subsidiaries. We also lease additional office space at locations in California, Illinois, New York, Minnesota and Texas to support our operations. We believe that our present facilities, together with our current option to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company has been traded on the NASDAQ Global Market under the symbol PNSN since the Company’s initial public offering on May 16, 2006. Prior to that time there was no public market for the Company’s Common Stock or other securities.

The following table sets forth the high and low closing sales prices of our Common Stock, for the periods indicated.

	Price Range
2006	High	Low

Quarter ended June 30, 2006	$20.44	$17.21
Quarter ended September 30, 2006	$19.59	$15.90
Quarter ending December 31, 2006	$27.81	$18.16

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of March 1, 2007, there were 82 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be 3,690 as of March 1, 2007.

Dividend Policy

We currently intend to retain any earnings to develop and expand our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will depend upon, among other things, our operating results, financial condition and regulatory capital requirements, the terms of then-existing indebtedness, general business conditions and other factors our board of directors deems relevant.

Our board of directors may, at any time, modify or revoke our dividend policy on our common stock.

Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value. The value of our capital may be adjusted from time to time by our board of directors but in no event will be less than the aggregate par value of our issued stock. Our board of directors may base this determination on our financial statements, a fair valuation of our assets or another reasonable method. Our board of directors will seek to assure itself that the statutory requirements will be met before actually declaring dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends. In addition, pursuant to the terms of our preferred stock (were any to be issued), we are prohibited from paying a dividend on our common stock unless all payments due and payable under the preferred stock have been made.

PWI’s Purchases of its Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number	Average Price	Part of Publicly	of Shares that May Yet be
	of Shares	Paid per Share	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)	(2)	Programs	or Programs

October 1, 2006 through October 31, 2006	—	—	—	No publicly announced repurchase program in place
November 1, 2006 through November 30, 2006	27,238	$22.46	—	No publicly announced repurchase program in place
December 1, 2006 through December 31, 2006	—	—	—	No publicly announced repurchase program in place

(1)	Acquisitions of securities during the fourth quarter 2006 were pursuant to the terms of our 2000 Stock Incentive Plan and the terms of the equity-based awards made under those plans and consist solely of the surrender of restricted stock to pay required minimum income, Medicare and FICA tax withholding on the delivery of shares underlying restricted stock units.

(2)	The purchase price of a share of stock used for tax withholding is the amount of withholding paid per share used for that purpose, which is the market price of the stock on the delivery date of the stock underlying restricted stock units.

Equity Compensation Plans

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(3)	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders(4)	1,839,698	$15.44	929,286
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	1,839,698	$15.44	929,286

(3)	Includes shares issuable for unvested restricted stock units.

(4)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 679,454 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 249,832 shares remaining available for future issuance.

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during this period, however, each member of the Company’s executive committee — Messrs. Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son — entered into a Rule 10b5-1 trading plan for the gradual disposition of a portion of their respective holdings of Company common stock. Another one of our directors, William D. Gross, has also entered into a Rule 10b5-1 trading plan. During 2006, only Mr. Engemoen effectuated sales through a trading plan.

Stock Performance Graph
Cumulative Total Return to Stockholders
Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index
% Return to Stockholders, May 17, 2006 to December 29, 2006

This comparison is based on a return assuming $100 invested May 16, 2006 in Penson Worldwide, Inc. Common Stock, the NASDAQ Composite Index and the NASDAQ Financial Stocks Index, assuming the reinvestment of all dividends. May 16, 2006 is the date the Company’s Common Stock commenced trading on the NASDAQ Global Market.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statement of income data for the three years ended December 31, 2006 and the summary consolidated balance sheet data as of December 31, 2006 and 2005 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our financial statements and the notes included in this Annual Report on pages F-2 through F-25. The statement of income data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002, all of which are set forth below, are based on the Company’s historical audited financial statements and the underlying accounting records.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated statement of income data
Total revenues	$287,618	$174,568	$116,064	$91,077	$80,285
Total expenses(1)	250,040	169,890	107,882	82,748	85,588
Income (loss) from continuing operations before income taxes	37,578	4,678	8,182	8,329	(5,303)
Provision (benefit) for income taxes	13,299	1,951	1,489	503	(1,554)
Income (loss) from continuing operations	24,279	2,727	6,693	7,826	(3,749)
Income from discontinued operations, net of tax(2)	243	177	1,060	835	—

Net income (loss)	$24,522	$2,904	$7,753	$8,661	$(3,749)

Earnings (loss) per share — basic
Earnings (loss) per share from continuing operations	$1.07	$0.18	$0.51	$0.61	$(0.30)
Earnings (loss) per share from discontinued operations	0.01	0.01	0.08	0.07	—

Earnings (loss) per share	$1.08	$0.19	$0.59	$0.68	$(0.30)

Earning (loss) per share — diluted
Earnings (loss) per share from continuing operations	$1.05	$0.16	$0.43	$0.58	$(0.30)
Earnings (loss) per share from discontinued operations	0.01	0.01	0.07	0.06	—

Earnings (loss) per share	$1.06	$0.17	$0.50	$0.64	$(0.30)

Weighted average shares outstanding — basic and diluted
Basic	22,689	15,185	13,136	12,744	12,328
Diluted	23,058	18,300	16,456	13,680	12,328

(1)	Results from 2006 include $3.1 million of compensation expense related to the implementation of SFAS 123[R], Accordingly, 2006 results may not be comparable to prior periods.

(2)	Concurrent with our public offering, we split off certain non-core business operations into SAMCO Holdings, a newly formed company which gives effect to a capital contribution to SAMCO in an amount equal to the difference between the net book value of the division to be split off, as of such date, and the value of the 1,041,667 shares of our common stock to be exchanged in the split off. Except as otherwise indicated, financial information presented sets forth the results of operations and balance sheet data of the entities split off as discontinued operations. See “Management’s discussion and analysis of financial condition and results of operations — Discontinued operations.”

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated balance sheet data:
Cash and cash equivalents	$103,054	$99,506	$35,155	$18,434	$26,045
Total assets	4,644,390	3,578,881	2,342,844	1,893,714	1,010,716
Notes payable	10,000	52,395	38,931	39,770	30,629
Total stockholders’ equity	211,784	89,952	67,716	32,211	22,009

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in Item 1A “Risk factors” “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global securities and investment industry. Our products and services include securities and futures clearing, margin lending, facilities management, technology and other related offerings. We support trading in multiple markets, investment products and currencies.

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 230 active correspondents as of December 31, 2006. Our revenues were $288 million in 2006, $175 million in 2005 and $116 million in 2004, and consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing revenues are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Levels of activity in our industry have been cyclical from a peak in 2000 until a market low in 2002. This affected our clearing revenues during that time. More recently, increasing interest rates in the U.S. since mid-2004 and growth in our underlying assets that earn interest have improved our interest income. We have also increased our capital since mid 2004 via both public and private offerings, which has enabled us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our acquisition of NEXA in mid 2004 has allowed us to rapidly expand our technology services business, leading to quarterly increases in technology revenues, however, the associated necessary investment in the technology business, particularly in 2005, resulted in reduced profitability. While our revenues grew substantially in 2006, principally from interest income, interest expenses and personnel related expenses also increased during most of the year due to increased head count. We believe our greater capital base will allow us to continue to take advantage of additional client opportunities.

Fiscal 2006 Highlights

•	In May 2006, we completed an initial public offering of 7.2 million shares of common stock. Simultaneously, we converted all of our outstanding preferred stock to common stock.

•	Concurrent with the IPO, we split off all SAMCO related operations.

•	We entered into a new $75.0 million credit facility with a syndicate of lending institutions.

•	In January 2006, we completed the acquisition of CCS in a cash and stock transaction.

•	In November 2006, we announced the acquisition of GHCO, a Chicago based futures and commodities clearing firm.

•	In November 2006, we completed the acquisition of the clearing business of Schonfeld in exchange for shares of common stock.

•	We expanded our stock loan conduit business.

•	We improved the operations of our NEXA and PFSL businesses.

Initial Public Offering

On May 17, 2006, the Company completed an initial public offering of approximately 6.3 million newly issued shares of common stock and approximately 1.2 million shares from existing shareholders, at an offering price of $17.00 per share, with net proceeds to the Company of approximately $111.1 million after expenses. Concurrent with the initial public offering, the Company effected a 2.4 for 1 share reverse stock split and we converted all of our preferred stock to common shares.

A portion of the proceeds of the share offerings was used to repay approximately $30 million of a long-term bank note and $15 million was used to repay a short-term promissory note. In addition, $7.3 million was paid to the shareholders of our SAMCO division (see Discontinued Operations below). The remaining proceeds were used to repay a portion of our borrowings under our secured short-term loans outstanding under our lines of credit and/or under our stock loans. These borrowings were used to support the daily working capital needs of our subsidiaries.

Discontinued operations

Concurrently with our initial public offering in May 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into SAMCO. Existing stockholders of the Company exchanged $10.4 million of SAMCO net assets and $7.3 million of cash for 1.0 million Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there was substantial common ownership between the Company and SAMCO, we did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented (See also Note 3 to the financial statements).

The business operations that were discontinued are focused on fixed income underwriting, sales and trading, investment banking, public finance, research, and institutional and high net worth sales, as well as retail brokerage and registered investment advisory businesses and the offering of private equity funds. We considered these non-core activities and we believed that the split off of SAMCO Holdings permitted the Company to focus on its core business of providing securities processing infrastructure products and services rather than continuing to operate the SAMCO business. The split off transaction was structured in a manner intended to be tax free to Penson and its stockholders, although no tax opinion has been obtained. Penson and SAMCO Holdings are operated independently. Penson currently provides clearing services, including margin lending, to SAMCO’s regulated brokerage entities. Clearing services are provided to such entities on substantially similar terms as we provide to our other correspondents. Messrs. Engemoen and Gross, two of our directors, are significant stockholders (directly or indirectly) in, and Mr. Engemoen serves as a director for, SAMCO Holdings, Inc., which owns all of the outstanding stock of each of SAMCO Financial Services, Inc. and SAMCO Capital Markets. To the extent we incur liabilities related to the SAMCO entities, we believe our benefits from indemnification and other contractual provisions we have with the SAMCO entities should offset such liabilities.

Except as otherwise expressly noted to the contrary, the financial information included herein sets forth the results of operations and balance sheet information for the entities to be included in SAMCO Holdings as discontinued operations.

Acquisition of CCS

In May 2005, we entered into an agreement to acquire Computer Clearing Services, Inc. (CCS). CCS was a provider of clearing services principally to the direct access and online market segments, and had historically been a competitor of ours. In contemplation of the completion of this acquisition, we transferred 43 CCS correspondent relationships to our client base between August and October 2005. In January 2006, the Company paid approximately $4.1 million for substantially all of the assets and certain liabilities of CCS and closed the transaction. We allocated the purchase price on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill. The results of CCS’ operations have been included in the consolidated financial statements since January 2006. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over the next four years. The contingent payout consists of a combination of cash and the Company’s common stock. At December 31, 2006, a liability of approximately $5.1 million has been accrued as a result of this contingent payout, and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. This liability was paid during the first quarter of 2007.

Acquisition of GHCO

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co., a leading international futures clearing and execution firm. We closed the transaction in February 2007 and paid $24.6 million in cash and approximately 139,000 shares of stock to the previous owners of GHCO. The $24.6 million payout excludes 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we may face related to the acquisition. In addition, we agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. Immediately prior to the closing, GHCO split its clearing operations, which we acquired, from its proprietary trading business which was not part of the acquisition.

Acquisition of Schonfeld

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. Such shares will be returned to us by Schonfeld if certain terms and conditions of the asset purchase agreement are not fulfilled. In addition, we have agreed to pay an earnout of stock and cash over the next four years based on cash flows and net income, as defined pursuant to the purchase agreement, of the acquired business. We have begun conversion of Schonfeld’s correspondents and intend to complete all conversions no later than the second quarter of 2007.

Financial overview

Revenues

We generate revenues from most clients in several different categories. Clients generating revenues for us from clearing transactions almost always also generate significant interest income from related balances. Revenues from clearing transactions are driven largely by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our average clearing revenue per trade is a function of numerous pricing elements that vary based on individual correspondent volumes, customer mix, and the level of margin debit balances and credit balances. Our clearing revenue fluctuates as a result of these factors as well as changes in trading volume. We focus on maintaining the profitability of our overall correspondent relationships, including the clearing revenue from trades and net interest from related customer margin balances, and by reducing associated variable costs. We collect the fees for our services directly from customer accounts when trades are processed. We only remit commissions charged by our correspondents to them after deducting our charges. For this reason, we have no significant receivables to collect.

Our largest source of revenue is interest income. We often refer to our interest income as “Interest, gross” to distinguish this category of revenue from “Interest, net” that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances and interest earned by investing customers’ cash, and therefore these revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. We also earn interest from our stock borrowing and lending activities.

Other revenues are generated by foreign exchange and other trading transactions as well as fees charged to our correspondents’ customers. Our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

Technology revenues are a growing part of our business and consist of both development and transactional revenues generated by NEXA. A significant portion of these revenues are collected directly from clearing customers along with other charges for clearing services as described above. Most development revenues and some transaction revenues are collected directly from clients and are reflected as receivables until they are collected.

Other revenues include charges assessed directly to customers for certain transactions or types of accounts and profits from proprietary trading activities, including foreign exchange transactions.

Revenues from clearing transactions represented 27%, 34% and 54% of our total revenues in 2006, 2005 and 2004 respectively. Interest income represented 57%, 53% and 37% of our total revenues in those same years. See “Management’s discussion and analysis of financial condition and results of operations — Expenses — Results of operations.”

Expenses

Employee compensation and benefits

Our second largest category of expense is the compensation and benefits that we pay to our employees, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., most of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.

Interest expenses

Our largest source of expense is interest expense incurred in our daily operations in connection with interest we pay on credit balances we hold and on short-term borrowings we make to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock loans. Regulations differ by country as to how operational needs can be funded, but we often find that stock loans which are secured with customer or correspondent securities as collateral can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source. Interest expense on long-term debt is shown below operating income and relates to our long-term capital debt.

Other operating expenses

Expenses incurred to process trades include floor brokerage and exchange and clearance fees, and those expenses tend to vary significantly with the level of trading activity. The related communications and data processing costs do not vary directly with the level of trading activity. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our businesses. Other expenses include legal, regulatory and accounting expenses along with travel and miscellaneous expenses.

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act, which may require us to incur significant expenditures in the near term to document, review and test our existing systems of internal controls in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. These requirements will apply to us as of December 31, 2007. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and are implementing enhanced processes and controls to address these and any other issues that might be identified through this review. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

In addition, as a public company, we expect to incur additional costs for external advisers such as legal, accounting, auditing and investor relations services.

Profitability of services provided

Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Results of operations

The following table summarizes our operating results as a percentage of total revenues for each of the periods shown.

	Year Ended December 31
	2006	2005	2004	2003	2002

Revenues:
Revenues from clearing operations	27%	34%	54%	64%	69%
Technology revenues	4%	4%	3%	1%	—
Interest, gross	57%	53%	37%	28%	27%
Other revenues	12%	9%	6%	7%	4%

Total revenues	100%	100%	100%	100%	100%
Expenses:
Employee compensation and benefits	28%	34%	35%	35%	24%
Floor brokerage exchange and clearance fees	7%	8%	14%	17%	19%
Communications and data processing	8%	11%	13%	13%	18%
Bad debt expenses	—	—	—	—	16%
Interest expense on short-term obligations	31%	27%	12%	7%	10%
Occupancy and equipment	5%	6%	8%	10%	10%
Other expenses	7%	9%	9%	7%	8%
Interest expense on long-term debt	1%	2%	2%	2%	2%

Total expenses	87%	97%	93%	91%	107%

Income (loss) from continuing operations before income taxes	13%	3%	7%	9%	(7)%
Provision (benefit) for income taxes	5%	1%	1%	—	(2)%
Income (loss) from continuing operations	8%	2%	6%	9%	(5)%
Income from discontinued operations, net of tax	—	—	1%	1%	—

Net income (loss)	9%	2%	7%	10%	(5)%

Comparison of years ended December 31, 2006 and December 31, 2005

Overview

Results of operations continued to show improvement in our clearing operations, interest earned and in our technology business for the year ended December 31, 2006 compared to the year ended December 31, 2005. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during 2006 as compared to 2005, primarily due to the acquisition of the CCS clearing business in late 2005 and other new additions, continued growth in our Canadian operations and the improvements in our U.K. and NEXA businesses discussed below.

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

We have also made significant progress in our U.K. operations and our NEXA business. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correlate with our level of revenues. This new operating strategy has resulted in significantly improved operating results in our U.K. operations. For the year ended December 31, 2006, U.K. operating losses were $1.4 million as compared to a loss of $6.4 million for the year ended December 31, 2005. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub.

We also experienced improvements in our technologies business. NEXA experienced an operating loss of $4.4 million for the year ended December 31, 2006 as compared to $8.2 million for the same period in 2005. Increases in development revenues, recurring revenues and control of expenses have accounted for this improvement.

The above factors resulted in substantially improved operating results for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Revenue from clearing operations	$17,297	29.4
Technology revenues	5,036	73.3
Interest:
Interest on asset based balances	28,872	36.7
Interest on conduit borrows	41,026	442.9
Money market	1,882	47.3

Interest, gross	71,780	78.0
Other revenue	18,937	112.7

Total revenues	113,050	64.8

Expenses:
Employee compensation and benefits	20,467	34.5
Floor brokerage, exchange and clearance fees	6,161	43.3
Communications and data processing	4,188	21.1
Occupancy and equipment	2,587	24.9
Interest:
Interest expense on liability based balances	4,979	13.0
Interest on conduit loans	37,789	454.2

Interest expense on short-term obligations	42,768	91.7
Other expenses	4,151	25.4
Interest expense on long-term debt	(172)	(5.5)

Total expenses	80,150	47.2

Income from continuing operations before income taxes	$32,900	703.3

Revenues

Total revenues increased $113.1 million, or 64.8%, to $287.6 million from the year ended December 31, 2005 to the year ended December 31, 2006. The primary reason for this increase was a $71.8 million increase in interest revenues. Interest revenues increased 78.0%, to $163.8 million during the year over year period. Interest from our stock conduit borrows operations accounted for $41.0 million, or 57.2% of this increase. This business was introduced in the third quarter of 2005. Our average daily interest earning assets increased $309.1 million, or 16.2%

to $2.2 billion for the year ended December 31, 2006. In addition, during this same time period, our average daily interest rate increased approximately 73 basis points to 4.9%. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues increased $17.3 million, or 29.4%, during this same period primarily due to our January 2006 acquisition of CCS, a change in our mix of correspondents and an increase in our volume of transactions. Technology revenue increased $5.0 million, or 73.3%, due to new software development contracts and higher recurring revenue. Other revenue increased $18.9 million, or 112.7%, due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada and higher equity and option execution fees in the U.S. and Canada. Interest, net increased from $45.3 million for the year ended December 31, 2005 to $74.4 million for the year ended December 31, 2006. This improvement was due to an increase in interest rates and higher customer balances, partially offset by higher interest expenses.

Employee compensation and benefits

Total employee costs increased $20.5 million, or 34.5%, to $79.7 million from the year ended December 31, 2005 to the year ended December 31, 2006. The primary reason for this increase was 1) an 11.4% increase in headcount primarily in our U.S. and Canadian clearing operations from 685 as of December 31, 2005 to 763 as of December 31, 2006 as we continued to expand the variety of our services offered and the number of correspondents served in those markets and 2) the adoption of SFAS 123R during the period. SFAS 123R related expenses represented $3.1 million or 15.1% of the total employee cost increase during the period.

Beginning January 1, 2006, the Company adopted SFAS No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant which the Company estimated using the Black-Scholes options pricing model. For grants issued subsequent to January 1, 2006, the Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of compensation expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to January 1, 2006, the fair value of all stock based awards had been immaterial. Subsequent to January 1, 2006, the Company began to issue stock based awards to both employees and non-employee directors. See also note 18 in the accompanying financial statements for additional information related to the impact of the adoption of SFAS 123R.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $6.2 million, or 43.3% to $20.4 million for the year ended December 31, 2005 to the year ended December 31, 2006, primarily due to the acquisition of CCS and higher trading volumes.

Communications and data processing

Total expenses for our communications and data processing requirements increased $4.2 million, or 21.1%, to $24.1 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase reflects additional growth in Canadian volumes, as data processing costs in Canada comprise a larger percentage of revenues than in the U.S. The increase was also due to additional communications expense for NEXA as the expansion of our business has required additional connectivity.

Occupancy and equipment

Total expense for occupancy and equipment increased $2.6 million, or 24.9%, to $13.0 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase is primarily due to the additional equipment required to support the growth in our businesses.

Interest expenses on short-term obligations

Interest expense on short-term obligations increased $42.8 million, or 91.7%, to $89.4 million from the year ended December 31, 2005 to the year ended December 31, 2006. Interest from our stock conduit loans accounted for $46.1 million, or 88% of this increase as this business was introduced in the third quarter of 2005. Our average daily balances of our short-term obligations increased $224.9 million, or 15.9%, to $1.6 billion for the year ended December 31, 2006. During this same period, our average daily interest rate decreased approximately 7 basis points to 2.7%.

Other expenses

Other expenses increased $4.2 million, or 25.4%, to $20.5 million from the year ended December 31, 2005 to the year ended December 31, 2006. The increase relates to increases in travel, legal and accounting expenses in our U.S. clearing operations and our Canadian operations. In addition, as previously noted, we have begun to incur expenses related to the requirements of the Sarbanes-Oxley Act (SOX). SOX requires us to document, review and test our existing systems of internal control. A portion of our increased expenditures relates to our ongoing efforts to become SOX compliant.

Interest expense on long term debt

Interest expense on long term debt decreased from $3.1 million for the year ended December 31, 2005 to $2.9 million for the year ended December 31, 2006. This represents a $0.2 million or a 5.5% decrease which was caused by lower balances during the respective periods.

Provision for income taxes

Income tax expense, based on a tax rate of 35.4%, increased $11.3 million from $2.0 million for the year ended December 31, 2005 as compared to $13.3 million for the year ended December 31, 2006. This was due to higher income before taxes in 2006 as compared to December 31, 2005. Management determined that, based on income generated during 2006, as well as the additional net interest income expected to be earned from the net IPO proceeds, that it was more likely than not that the Company would be able to use the net operating loss carryforwards to offset future income tax related expenses. Accordingly, management determined that the valuation reserve was no longer required and all valuation reserves were released during 2006, the effect of which was a $1.6 million reduction in income taxes.

The valuation allowance referenced above related only to taxes payable in the U.S. The Company expects that certain timing differences will be reversing in the future which will further limit U.S. federal income taxes expected to be paid. Canadian revenues are allocated among countries for tax purposes consistently with the segment information disclosed in Note 21 to the consolidated financial statements included herein.

Net income

As a result of the foregoing, net income increased to $24.5 million for the year ended December 31, 2006 as compared to $2.9 million for the year ended December 31, 2005.

Comparison of years ended December 31, 2005 and December 31, 2004

Overview

Results of operations continued to show improvement in our U.S. and Canadian clearing operations and from net interest earned with increases in revenue and net income for the year ended 2005 compared to the year ended

2004. However, results of operations were adversely affected by poor performance in our U.K. operations and from higher expenses in the development of our NEXA business. Operational losses from the U.K. operation were $5.1 million higher in 2005 compared to 2004 and operational losses in our NEXA business were $3.0 million higher in 2005 compared to 2004.

In the fall of 2004, we embarked on an aggressive operational plan to roll out additional products and services in the U.K. market. Our operational plan was comprised of the following key components: (a) our provision to U.S. institutional correspondents of access to securities products that trade on the London Stock Exchange, (b) our provision of a “worked order desk” to facilitate the manual and confidential processing of large institutional orders on the London Stock Exchange and certain other market destinations, and (c) our inclusion of additional market destinations in our European order execution hub. Unfortunately, we were not successful at implementing this operational plan, which created larger than expected losses in the U.K. Our lack of success in implementing our plan derived principally from (i) a longer than anticipated time frame for certain of our clients to implement and test technology required to execute orders for new products that are derivatives of securities that trade on the London Stock Exchange, (ii) our inability to attract sufficient institutional order flow for the worked order desk and (iii) delays in implementing technology needed to expand our European order execution hub. Among other things, our plan was impacted by a significant diversion of internal business and technology personnel and resources to resolve operational issues primarily arising from system inefficiencies and personnel errors in using internal and third party software designed to clear and settle trades for the U.K. operations, which issues have now been corrected, and to support the worked order desk. During 2005, we revised our operating strategy in the U.K., restructured local management and scaled back our expense structure to better correspond with our level of revenues. In particular, we eliminated the worked order desk and certain personnel involved in our U.K. operations which among other things should result in much lower compensation expense over time. This new operating strategy resulted in significantly reduced operating losses in the U.K. in the second half of 2005. U.K. operating losses from January 1, 2005 to June 30, 2005 were $4.1 million, while in the second half of the year, these operating losses were $2.3 million. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub, although revenue from such projects will take longer to realize than originally expected.

As mentioned above, operational losses from our NEXA business were $3.0 million higher for the year ended 2005 compared to the year ended 2004. This was due to expenses associated with ramping up this business to accommodate increased levels of revenue that we expect to earn in subsequent periods. The above factors combined with the loss of a large clearing customer in the second half of 2004 described below resulted in lower operating results for the year ended 2005 compared to the year ended 2004.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Revenue from clearing operations	$(4,012)	(6.4)
Technology revenues	2,893	72.7
Interest, gross	49,515	116.5
Other revenue	10,108	151.0

Total revenues	58,504	50.4

Expenses:
Employee compensation and benefits	18,388	45.0
Floor brokerage, exchange and clearance fees	(1,656)	(10.4)
Communications and data processing	4,706	31.0
Occupancy and equipment	1,079	11.6
Interest expense on short-term obligations	33,075	243.4
Other expenses	5,625	52.6
Interest expense on long-term debt	791	33.9

Total expenses	62,008	57.5

Income from continuing operations before income taxes	$(3,504)	(42.8)

Revenues

Total revenues increased $58.5 million, or 50.4%, to $174.6 million from the year ended December 31, 2004 to the year ended December 31, 2005. The primary reason for this increase was that interest revenue increased $49.5 million, or 116.5%, to $92 million during this same period. Our average daily interest earning assets increased $425 million, or 39% to $1.5 billion for the year ended December 31, 2005. During this same time period our average daily interest rate increased approximately 180 basis points, or 75%. Larger customer balances and growth of our stock loan business contributed to this increase. Clearing revenues decreased $4.0 million, or 6.4%, during this same period primarily due to a change in our mix of correspondents and a decline in our volume of transactions due in part to the loss of our largest U.S. clearing correspondent, which had clearing revenues of $11.0 million for the year ended December 31, 2004. The loss of this correspondent was largely offset by new correspondents added during the year ended December 31, 2005. Technology revenue increased $2.9 million, or 72.7%, due to a full year of revenue in 2005 compared to 9 months of revenue in 2004. Other revenue increased $10.1 million, or 151%, due to an increase in commissions and fees in the U.S., U.K. and Canada.

Employee compensation and benefits

Total employee costs increased $18.4 million, or 45%, to $59.3 million from the year ended December 31, 2004 to the year ended December 31, 2005. The primary reason for this increase was the increase in headcount from 514 at the end of 2004 to 685 at the end of 2005. We had significant increases in personnel in the U.S. and in the NEXA business, as we continued to expand the variety of our services we offered and the number of correspondents that we served in those markets.

Floor brokerage, exchange and clearance fees

Total expenses in this category decreased $1.7 million, or 10.4%, to $14.3 million from the year ended December 31, 2004 to the year ended December 31, 2005, as we continue to reduce our expenses with our vendors.

Communications and data processing

Total expenses for our communications and data processing requirements increased $4.7 million, or 31%, to $19.9 million from the year ended December 31, 2004 to the year ended December 31, 2005. This increase reflects additional growth in Canadian volumes, as data processing costs in Canada comprise a larger percentage of revenues than in the U.S. The increase was also due to additional communications expense for our NEXA business as the expansion of our business has required additional connectivity.

Occupancy and equipment

Total expense for occupancy and equipment increased $1.1 million, or 11.6%, to $10.4 million from the year ended December 31, 2004 to the year ended December 31, 2005.

These expenses reflect higher equipment costs to support our NEXA business.

Interest expenses on short-term obligations

Interest expense on short-term obligations increased $33.1 million, or 243.4%, to $46.7 million from the year ended December 31, 2004 to the year ended December 31, 2005. Our average daily balances of our short-term obligations increased $285 million, or 29.7%, to $1.2 billion for the year ended December 31, 2005. During this same period, our average daily interest rate increased approximately 165 basis points or 175%. Larger customer obligations and growth in our stock loan business were the causes of this increase. Interest, net increased from $28.9 million for the year ended December 31, 2004 to $45.4 million for the year ended December 31, 2005. This improvement was due to an increase in interest rates and higher customer balances, partially offset by higher interest expenses as described above. As interest rates have increased, we have been able to increase the spread between what we charge to customers and correspondents who borrow money, compared with the interest expense we incur.

Other expenses

Other expenses increased $5.6 million, or 52.6%, to $16.3 million from the year ended December 31, 2004 to the year ended December 31, 2005. Our NEXA business accounted for $1.1 million of this increase due to the amortization of acquired technology. The remaining amount related to increases in travel and miscellaneous expenses in our U.S. clearing operations and our Canadian operations.

Interest expense on long term debt

Interest expense on long term debt increased from $2.3 million in the year ended December 31, 2004 to $3.1 million for the year ended December 31, 2005. This represents a 33.9% increase which was caused by increased balances as well as the greater average rates in effect during the respective years.

Income tax expense

Income tax expense increased from $1.5 million for the year ended December 31, 2004 to $2.0 million for the year ended December 31, 2005, even though income from continuing operations before taxes decreased $3.5 million, or 42.8%, between periods, primarily due to utilization of a net operating loss in 2004. Going forward, unless we acquire additional businesses with net operating losses, we expect to pay federal and state income taxes at the effective tax rate of approximately 39.2%.

Income from continuing operations

Total income from continuing operations decreased $4.0 million from the year ended December 31, 2004 to the year ended December 31, 2005. This change is consistent with the change in operational items described above.

Income from discontinued operations, net of taxes

Total income from discontinued operations decreased $0.9 million from the year ended December 31, 2004 to the year ended December 31, 2005. The business that we have discontinued had lower revenues and reduced profitability in 2005 compared to 2004, primarily due to a decline in commission income resulting from an increase in the competitive market selling bonds, municipals and treasury securities.

Net income

As a result of the foregoing, especially the increase in expenses for our NEXA business and the cost incurred relating to our European business, net income decreased to $2.9 million for the year ended December 31, 2005 from $7.8 million for the year ended December 31, 2004.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2006, we had seven lines of credit with various US based as well as foreign banks for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Six of these lines of credit permit us to borrow up to an aggregate of approximately $592.5 million while one line has no stated limits. As of December 31, 2006, we had $60.2 million in short-term bank loans outstanding which left approximately $532.3 million available under such lines of credit.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loans. There are no specific limitations on our borrowing capacities pursuant to our stock loan agreements. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At December 31, 2006, we currently have approximately $1.6 billion in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of December 31, 2006, the Company had $10.0 million outstanding on this line of credit.

The Company also has the ability to obtain liquidity via follow-on offerings in the public equity markets. Net proceeds from our May 2006 IPO were approximately $111.1 million. After providing for the capital contribution of $7.3 million made to SAMCO in accordance with the split off agreement, we used the balance of the net proceeds from this offering to repay debt, including approximately $36.6 million of long-term indebtedness and a $15.1 million short-term promissory note. The remaining proceeds were used to repay a portion of our outstanding debt under several short-term loans from our existing uncommitted bank lines of credit or under stock loans, which we use for the daily working capital needs of our subsidiaries.

Prior to our successful 2006 IPO, we had historically financed our capital needs through the use of cash generated by operations, and small private placements of equity with our shareholders. In 2003, we borrowed $9.3 million from a number of private parties on a convertible note, which was converted to equity effective June 30, 2005. In 2004, we raised $24.8 million, less related expenses of $0.3 million from TCV V, L.P. and TCV Member Fund, L.P., funds managed by Technology Crossover Ventures, a venture capital firm, in exchange for our Preferred Stock. In 2005, we raised an additional $9.9 million from these same investors, less related expenses of $0.1 million, through a private placement of shares of our Preferred Stock. We raised approximately $111.1 million after expenses in our initial public offering of our common stock, which closed in the second quarter 2006. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with operating earnings and bank debt. Depending on market conditions and opportunities to deploy additional capital, we may choose to raise additional capital through the issuance of equity securities in the future.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2006, PFSI had net capital of $134.2 million, which was $110.9 million in excess of its required net capital of $23.3 million.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 19 to consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2006. The table below shows our contractual obligations and commitments as of December 31, 2006, including our payments due by period:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	4—5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest(1)	$10,220	$220	$10,000	$—	$—
Capital lease obligations	6,467	3,156	3,311	—	—
Operating lease obligations	23,257	3,257	8,210	5,050	6,740

Total	$39,724	$6,413	$21,521	$5,050	$6,740

(1)	The entire long-term debt balance is a revolving credit facility which the Company may pay down at any time, Accordingly, only interest accrued at December 31 has been included here.

During 2006, our corporate building lease was extended until June 2016. Under the terms of that lease, effective July 1, 2006, we leased approximately an additional 26 thousand square feet, which increased our rent expense by an additional $0.2 million a year.

In May 2006, we repaid all long-term debt obligations and accrued interest with the proceeds from our IPO and terminated our credit agreement. We subsequently entered into a new three year credit facility for $75 million.

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

Revenue Recognition

Revenues from clearing transactions are recorded in the Company’s books and records on a trade date basis.

There are three major types of technology revenues: (1) completed products that are processing transactions every month generate revenues per transaction which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability which are recognized in the month to which the charges apply; (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned

To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue. Costs associated with software developed for internal use are capitalized based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Software development

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

Stock-based compensation

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock based compensation prior to the adoption of SFAS No. 123R was not material. See also note 18 in the accompanying financial statements for additional information related to the impact of the adoption of SFAS 123R.

Item 7A.	Quantitative and qualitative disclosure about market risk

We do not have material exposure to interest rate changes, commodity price changes or similar market risks other than the effect they may have on trading volumes and the profitability of our margin lending activities and interest earned by investing customers’ cash. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased leverage on securities held in portfolio margin accounts relative to non-portfolio accounts. We may begin offering portfolio margining to our clients in 2007. We intend to continue to meet or exceed any account level margin credit and leverage requirements mandated by the SEC, other SROs, or similar regulatory requirements in other jurisdictions should we begin to offer portfolio margining to our clients.

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

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-25 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Quarter Ended	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share data)

Revenues:
Revenues from clearing operations	$14,828	$13,824	$14,102	$16,118	$19,609	$19,632	$17,180	$19,748
Technology revenues	1,303	1,700	1,923	1,949	2,794	2,767	2,890	3,460
Interest, gross	18,066	18,588	21,360	34,005	38,256	38,890	40,038	46,615
Other revenues	3,227	3,528	4,199	5,848	8,446	9,046	8,684	9,563

Total revenues	37,424	37,640	41,584	57,920	69,105	70,335	68,792	79,386
Expenses:
Employee compensation and benefits(1)	12,941	14,348	15,449	16,524	19,629	19,754	19,607	20,739
Floor brokerage, exchange and clearance fees	4,261	4,015	3,196	2,758	4,966	6,182	5,265	3,978
Communications and data processing	4,567	4,679	5,070	5,565	6,342	5,946	5,586	6,195
Occupancy and equipment	2,386	2,504	2,569	2,949	3,100	3,332	3,346	3,217
Interest expense on short-term obligations	8,825	8,715	8,982	20,139	22,398	21,232	19,030	26,769
Other expenses	3,194	4,515	3,724	4,892	4,496	4,416	5,197	6,367
Interest expense on long-term debt	697	879	686	861	1,162	911	539	339

Total expenses	36,871	39,655	39,676	53,688	62,093	61,773	58,570	67,604

Income (loss) from continuing operations before income taxes	553	(2,015)	1,908	4,232	7,012	8,562	10,222	11,782
Provision (benefit) for income taxes	221	(746)	756	1,720	2,668	2,998	3,579	4,054

Income (loss) from continuing operations	332	(1,269)	1,152	2,512	4,344	5,564	6,643	7,728
Income (loss) from discontinued operations, net of tax	(208)	233	84	68	129	114	0	0

Net income (loss)	$124	$(1,036)	$1,236	$2,580	$4,473	$5,678	$6,643	$7,728

Earnings (loss) per share — basic:
Earnings (loss) per share from continuing operations	$0.03	$(0.08)	$0.08	$0.17	$0.29	$0.25	$0.27	$0.31
Earnings (loss) per share from discontinued operations	(0.02)	0.01	—	—	—	0.01	—	—

Earnings (loss) per share	$0.01	$(0.07)	$0.08	$0.17	$0.29	$0.26	$0.27	$0.31

Earnings (loss) per share — diluted:
Earnings (loss) per share from continuing operations	$0.02	$(0.06)	$0.06	$0.13	$0.24	$0.25	$0.26	$0.30
Earnings (loss) per share from discontinued operations	(0.01)	0.01	0.01	0.01	—	0.01	—	—

Earnings (loss) per share	$0.01	$(0.05)	$0.07	$0.14	$0.24	$0.26	$0.26	$0.30

Weighted average shares outstanding — basic	13,259	15,177	15,181	15,188	15,208	21,773	25,034	25,131
Weighted average shares outstanding — diluted	18,064	18,086	18,120	18,836	18,918	22,020	25,314	25,470

(1)	Results from 2006 include $3.1 million of compensation expense related to the implementation of SFAS 123[R], Accordingly, 2006 results may not be comparable to prior periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

Section 404 Compliance Project

Beginning with the fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has formed a Sarbanes-Oxley compliance committee that has developed a detailed work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company or any division of a company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance”, “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2007 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Auditors — Audit and Related Fees” of the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.

The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

None.

3. Exhibit List.

The exhibits required to be furnished pursuant to Item 15 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSON WORLDWIDE, INC.

By:	/s/ PHILIP A. PENDERGRAFT
Name: Philip A. Pendergraft

Title:	Chief Executive Officer

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR. Roger J. Engemoen, Jr.	Chairman	March 28, 2007

/s/ PHILIP A. PENDERGRAFT Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2007

/s/ DANIEL P. SON Daniel P. Son	President and Director	March 28, 2007

/s/ KEVIN W. MCALEER Kevin W. McAleer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/s/ JOHN L. DREW John L. Drew	Director	March 28, 2007

/s/ JAMES S. DYER James S. Dyer	Director	March 28, 2007

/s/ J. KELLY GRAY J. Kelly Gray	Director	March 28, 2007

/s/ WILLIAM D. GROSS William D. Gross	Director	March 28, 2007

/s/ DAVID JOHNSON David Johnson	Director	March 28, 2007

/s/ THOMAS R. JOHNSON Thomas R. Johnson	Director	March 28, 2007

Signature	Title	Date

/s/ DAVID M. KELLY David M. Kelly	Director	March 28, 2007

/s/ DAVID REED David Reed	Director	March 28, 2007

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 28, 2007

Report of independent registered public accounting firm

To the Board of Directors and Stockholders
Penson Worldwide, Inc.

We have audited the accompanying consolidated financial condition of Penson Worldwide, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Penson Worldwide, Inc. as of December 31, 2006 and 2005, and the results of their income and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment.”

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 28, 2007

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2006	2005
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$103,054	$99,506
Cash and securities — segregated under Federal and other regulations	577,336	367,036
Receivable from broker-dealers and clearing organizations	338,872	250,668
Receivable from customers, net	1,239,170	978,747
Receivable from correspondents	117,343	89,166
Securities borrowed	1,783,403	1,372,923
Securities owned, at market value	172,277	126,210
Deposits with clearing organizations	202,033	134,310
Property and equipment, net	18,698	14,846
Assets held for disposal	—	63,267
Other assets	92,204	82,202

Total assets	$4,644,390	$3,578,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$169,749	$179,558
Payable to customers	2,214,987	1,287,378
Payable to correspondents	260,029	179,774
Short-term bank loans	60,186	115,922
Notes payable	10,000	52,395
Securities loaned	1,589,395	1,532,223
Securities sold, not yet purchased	60,124	36,795
Liabilities held for disposal	—	52,825
Accounts payable, accrued and other liabilities	68,136	52,059

Total liabilities	4,432,606	3,488,929

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none and 3,596 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	34,680
Common stock, $0.01 par value, 100,000 shares authorized at December 31, 2006; 26,154 issued and 25,078 outstanding as of December 31, 2006; 15,180 issued and outstanding as of December 31, 2005	262	152
Additional paid-in capital	188,219	38,090
Accumulated other comprehensive income	2,159	1,990
Retained earnings	39,562	15,040
Treasury stock, at cost; 1,076 shares at December 31, 2006; none at December 31, 2005	(18,418)	—

Total stockholders’ equity	211,784	89,952

Total liabilities and stockholders’ equity	$4,644,390	$3,578,881

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Revenues from clearing operations	$76,169	$58,872	$62,884
Technology revenues	11,911	6,875	3,982
Interest, gross	163,799	92,019	42,504
Other	35,739	16,802	6,694

	287,618	174,568	116,064

Expenses
Employee compensation and benefits	79,729	59,262	40,874
Floor brokerage, exchange and clearance fees	20,391	14,230	15,886
Communications and data processing	24,069	19,881	15,175
Occupancy and equipment	12,995	10,408	9,329
Interest expense on short-term obligations	89,429	46,661	13,586
Other expenses	20,476	16,325	10,700
Interest expense on long-term debt	2,951	3,123	2,332

	250,040	169,890	107,882

Income from continuing operations before income taxes	37,578	4,678	8,182
Income tax expense	13,299	1,951	1,489

Income from continuing operations	24,279	2,727	6,693

Income from discontinued operations, net of tax expense of $156, $114 and $684 respectively	243	177	1,060

Net income	$24,522	$2,904	$7,753

Earnings per share-basic:
Earnings per share from continuing operations	$1.07	$0.18	$0.51
Earnings per share from discontinued operations	0.01	0.01	0.08

Net income per share	$1.08	$0.19	$0.59

Earnings per share-diluted:
Earnings per share from continuing operations	$1.05	$0.16	$0.43
Earnings per share from discontinued operations	0.01	0.01	0.07

Net income per share	$1.06	$0.17	$0.50

Weighted average shares — basic	22,689	15,185	13,136
Weighted average shares — diluted	23,058	18,300	16,456

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Preferred			Additional		Other		Total
	Stock	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(In thousands)

Balance, December 31, 2003	$—	12,895	$129	$27,060	$—	$639	$4,383	$32,211
Net income	—	—	—	—	—	—	7,753	7,753
Sale of preferred stock	24,750	—	—	—	—	—	—	24,750
Foreign currency translation adjustments, net of tax of $779	—	—	—	—	—	1,209	—	1,209
Issuance of common stock	—	114	1	646	—	—	—	647
Issuance of common stock due to acquisition	—	250	3	1,143	—	—	—	1,146

Balance, December 31, 2004	24,750	13,259	133	28,849	—	1,848	12,136	67,716
Net income	—	—	—	—	—	—	2,904	2,904
Sale of preferred stock	9,930	—	—	—	—	—	—	9,930
Foreign currency translation adjustments, net of tax of $91	—	—	—	—	—	142	—	142
Issuance of common stock, net	—	—	—	10	—	—	—	10
Conversion of convertible notes	—	1,921	19	9,231	—	—	—	9,250

Balance, December 31, 2005	34,680	15,180	152	38,090	—	1,990	15,040	89,952
Net income	—	—	—	—	—	—	24,522	24,522
Proceeds from initial public offering	—	7,197	72	114,080	—	—	—	114,152
Direct costs of capital raised	—	—	—	(3,074)	—	—	—	(3,074)
Foreign currency translation adjustments, net of tax of $109	—	—	—	—	—	169	—	169
Preferred stock converted into common stock	(34,680)	3,526	35	34,645	—	—	—	—
Repurchase of treasury stock, at cost	—	(1,076)	1	(1)	(17,708)	—	—	(17,708)
Stock-based compensation expense	—	113	—	3,120	(710)	—	—	2,410
Exercise of stock options	—	75	1	348	—	—	—	349
Purchases of stock under the Employee Stock Purchase Plan	—	63	1	1,011	—	—	—	1,012

Balance, December 31, 2006	$—	25,078	$262	$188,219	$(18,418)	$2,159	$39,562	$211,784

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$24,522	$2,904	$7,753
Income from discontinued operations	(243)	(177)	(1,060)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,321	6,995	4,877
Deferred income taxes	1,625	—	—
Stock based compensation	3,120	—	—
Operating activities from discontinued operations	243	1,273	(2,175)
Changes in operating assets and liabilities:
Cash and securities — segregated under Federal and other regulations	(210,300)	266,836	(199,672)
Net receivable/payable with customers	667,186	(15,543)	(325,472)
Net receivable/payable with correspondents	52,078	(49,197)	81,277
Securities borrowed	(410,480)	(990,799)	134,100
Securities owned	(46,067)	(12,570)	31,713
Deposits with clearing organizations	(67,723)	(31,894)	(41,993)
Other assets	(6,881)	(17,799)	(26,909)
Net receivable/payable with broker dealers and clearing organizations	(98,013)	(56,932)	(19,299)
Securities loaned	57,172	978,245	202,533
Securities sold, not yet purchased	23,329	28,241	8,286
Accounts payable, accrued and other liabilities	13,341	12,471	14,657

Net cash provided by (used in) operating activities	14,230	122,054	(131,384)

Cash flows from investing activities:
Business combinations, net of cash acquired	(4,536)	(1,000)	(3,566)
Purchase of property and equipment, net	(12,647)	(14,058)	(5,410)
Investing activities from discontinued operations	—	(805)	(62)

Net cash used in investing activities	(17,183)	(15,863)	(9,038)

Cash flows from financing activities:
Proceeds from notes payable	95,300	31,000	10,000
Repayments of notes payable	(137,695)	(8,286)	(10,839)
Net borrowing on short-term bank loans	(55,736)	(74,636)	131,376
Exercise of stock options	349	—	—
Excess tax benefit on exercise of stock options	4	—	—
Purchase of treasury stock	(7,976)	—	—
Issuance of preferred stock	—	9,930	24,750
Proceeds from initial public offering	114,152	—	—
Direct costs of capital raised	(3,074)	—	—
Issuance of common stock, net	1,008	10	647

Net cash provided by (used in) financing activities	6,332	(41,982)	155,934

Effect of exchange rates on cash	169	142	1,209

Increase in cash and cash equivalents	3,548	64,351	16,721
Cash and cash equivalents at beginning of period	99,506	35,155	18,434

Cash and cash equivalents at end of period	$103,054	$99,506	$35,155

Supplemental cash flow disclosures:
Interest payments	$12,457	$2,154	$2,278
Income tax payments	$9,408	$12,399	$5,300
Non-cash financing activity:
Distribution of net assets of discontinued operations	$(10,442)	$—	$—

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal wholly owned subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (Penson Canada), Penson Financial Services, Ltd. (Penson London), NEXA Technology, Inc. (NEXA) and Penson Financial Futures, Inc. (PFFI) (collectively, the Company), it provides securities and futures clearing services in an agency capacity including integrated trade execution, clearing and custody services, trade settlement, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions. PFSI is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD), and is licensed to do business in all fifty states of the United States of America. Penson Canada is a registered broker-dealer and is subject to the rules and regulations of the Investment Dealers Association of Canada. Penson London provides settlement services to the London financial community and is a member of the Financial Services Authority and The London Stock Exchange. PFFI is a registered Futures Commission Merchant (FCM) with the Commodity Futures Trading Commission (CFTC).

The accompanying consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (SAI), SAI’s wholly owned subsidiaries, which include PFSI, NEXA, PFFI, SAH, Inc., and Penson Holdings, Inc., and the wholly owned subsidiaries of Penson Holdings, Inc., which include Penson Canada and Penson London. All significant intercompany transactions and balances have been eliminated in consolidation.

Initial public offering — On May 17, 2006, the Company completed an initial public offering of 6.3 million newly issued shares of common stock and 1.2 million shares from existing shareholders, at an offering price of $17.00 per share, with net proceeds to the Company of $99.3 million before expenses. The underwriters also exercised their over-allotment option to purchase an additional 939 of newly issued shares and 181 shares from existing shareholders, with net proceeds to the Company from the over-allotment of $14.8 million. Expenses directly related to the initial public offering amounted to $3.1 million. Concurrent with the initial public offering, the Company affected a 1 for 2.4 share reverse stock split. The consolidated financial statements reflect the retroactive effect of the reverse stock split and appropriate reclassification of capital accounts.

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at market value on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition. All such pending transactions were settled after December 31, 2006 without any material adverse effect on the Company’s financial condition.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in cash an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 (“SOP 81-1”) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of such assets at December 31, 2006.

Intangibles — Intangibles arise from acquisitions accounted for as purchased business combinations and include goodwill and financing costs associated with the Company’s debt financing arrangements. Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired. Goodwill was $9,281 and $538 as of December 31, 2006 and 2005, respectively. The Company complies with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. In management’s opinion, there is no impairment of such assets at December 31, 2006. Financing costs associated with the Company’s debt financing arrangements are capitalized and amortized over the life of the related debt in compliance with the effective interest method of SFAS 91.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Operating Leases — Rent expense is provided on operating leases evenly over the applicable lease periods taking into account rent holidays. Amortization of leasehold improvements is provided evenly over expected lease terms.

Stock-Based Compensation — Beginning January 1, 2006, the Company adopted SFAS No. 123R (SFAS No. 123R), Share-Based Payment, using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of compensation expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of FAS 123R, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provided pro forma disclosures of net income and earnings per share for stock option grants as if the fair value method had been applied. See also note 18 for additional information related to the impact of the adoption of SFAS 123R.

Management’s Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

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

Securities owned and securities sold, not yet purchased — The Company has classified its investments in securities owned and securities sold, not yet purchased as “trading” and has reported those investments at their fair or market values in the statement of financial condition. Unrealized gains or losses are included in earnings.

Fair Value of Financial Instruments — The financial instruments of the Company are reported on the statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $7,187 and $11,999 at December 31, 2006 and 2005 respectively.

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

Net Income Per Share — Net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period presented. Basic earnings per share excludes any dilutive effects of options. Diluted net income per share considers the impact of potential dilutive common shares, unless the inclusion of such shares would have an antidilutive effect.

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

Costs Associated with Disposal Activities — In the second quarter of 2005, the Company decided to reduce the scope and scale of its UK operations due to the level of losses being incurred by those operations. A product offering referred to as the “worked order desk” was eliminated along with all of the people and data terminals associated with that product. In addition, a number of permanent staff positions throughout the rest of the business were eliminated. In accordance with the requirements of SFAS #146, the Company provided reserves for $500 during the second quarter to reflect the expected costs of severance for the individual people being terminated along with the remaining contractual costs of data terminals that were no longer required for the business. These reserves were reduced as actual expenses were paid out in the third and fourth quarters of 2005, and no such reserves remain at December 31, 2006.

Reclassifications — The Company has reclassified certain prior period amounts to conform to current year’s presentation. The reclassifications had no effect on the consolidated statements of operations or Stockholders’ equity as previously reported.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial position, results of income and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be taken into consideration when quantifying misstatements in current-year financial statements. It requires quantification of misstatements using both the balance sheet and income statement approaches and evaluation of whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the guidance allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of income or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

3.	Discontinued operations

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged $10,442 of SAMCO net assets and $7,266 of cash for 1,042 Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there is substantial common ownership between the Company and SAMCO, the Company did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues	$9,565	$26,319	$28,443
Costs and expenses	9,166	26,028	26,699

Income before income taxes	399	291	1,744
Income taxes	156	114	684

Income from discontinued Operations	$243	$177	$1,060

The following assets and liabilities of SAMCO have been presented net as assets held for disposal and liabilities held for disposal in the December 31, 2005 consolidated statements of financial condition as follows:

Assets held for disposal:
Cash and cash equivalents	$3,223
Securities owned	48,209
Other assets	11,835
Liabilities held for disposal:
Payable to broker-dealers and clearing Organizations	42,609
Other liabilities	$10,216

4.	Acquisitions

Computer Clearing Services, Inc.

In May, 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (CCS). In January 2006, the Company paid $4,136 for substantially all of the assets and certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over the next four years. The contingent payout consists of a combination of cash and the Company’s common stock. At December 31, 2006, a liability of approximately $5.1 million has been accrued as a result of this contingent payout, and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. This liability was paid during the first quarter of 2007.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC. (Schonfeld), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007,

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. Such shares will be returned to the Company by Schonfeld if certain terms and conditions of the asset purchase agreement are not fulfilled. In addition, the Company has agreed to pay an earnout of stock and cash over the next four years based on cash flows and net income, as defined pursuant to the purchase agreement, of the acquired business. The Company has begun conversion of Schonfeld’s correspondents and intends to complete all conversions no later than the second quarter of 2007.

5.	Computation of net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Net income Per Share. Common stock equivalents related to stock options are excluded from diluted net income per share calculation if their effect would be anti-dilutive to net income per share before discontinued operations.

	Year Ended December 31,
	2006	2005	2004

Basic:
Income from continuing operations	$24,279	$2,727	$6,693
Income from discontinued operations, net	243	177	1,060

Basic net income	$24,522	$2,904	$7,753

Diluted:
Income from continuing operations	$24,279	$2,727	$6,693
Interest adjustment for convertible debt, converted June 30, 2005	—	226	450

Income from continuing operations — diluted	24,279	2,953	7,143
Discontinued operations	243	177	1,060

Diluted net income	$24,522	$3,130	$8,203

Weighted average common shares outstanding — Basic	22,689	15,185	13,136
Weighted average shares on convertible debt	—	—	1,917
Assumed conversion of Series A and Series B preferred stock	—	2,942	1,230
Incremental shares from outstanding stock options	169	173	173
Incremental shares from non-vested restricted stock units	130	—	—
Shares issuable	70	—	—

Weighted average common shares and common share equivalents — Diluted	23,058	18,300	16,456
Basic earnings per common share:
Before cumulative effect of discontinued operations	$1.07	$0.18	$0.51
Discontinued operations	0.01	0.01	0.08

Basic earnings per common share	$1.08	$0.19	$0.59

Diluted earnings per common share:
Before cumulative effect of discontinued operations	$1.05	$0.16	$0.43
Discontinued operations	0.01	0.01	0.07

Diluted earnings per common share	$1.06	$0.17	$0.50

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $577,336 at December 31, 2006. Cash and securities segregated under federal and other regulations by PFSI totaled $429,969 at December 31, 2006. Of this amount, $426,912 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of December 31, 2006 of $426,145. An additional deposit of $35,000 was made on January 3, 2007 as allowed under Rule 15c3-3. The remaining balance of $3,057 at year end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (PAIB), as defined. The PAIB is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. As of December 31, 2006, the Company had no PAIB reserve requirement. In addition, $69,618 was segregated under similar Canadian regulations by Penson Canada and $77,668 was segregated under similar regulations in the United Kingdom by Penson London.

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2006	2005

Receivable:
Securities failed to deliver	$241,108	$201,727
Receivable from clearing organizations	97,764	48,941

	$338,872	$250,668

Payable:
Securities failed to receive	$102,238	$140,325
Payable to clearing organizations	67,511	39,233

	$169,749	$179,558

Receivables from broker-dealers and clearing organizations include amounts receivable for securities failed to deliver, amounts receivable from clearing organizations relating to open transactions, good-faith and margin deposits, and floor-brokerage receivables. Payables to broker-dealers and clearing organizations include amounts payable for securities failed to receive, amounts payable to clearing organizations on open transactions, and floor-brokerage payables. In addition, the net receivable or payable arising from unsettled trades is reflected in these categories.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

9.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market prices if available, or fair values as follows:

	December 31,
	2006	2005

Securities Owned:
Corporate	$38,934	$15,157
Certificates of deposit and term deposits	25,355	12,106
U.S. Federal, State and municipal	28,049	41,161
Canadian government obligations	79,939	57,786

	$172,277	$126,210

Securities Sold, Not Yet Purchased:
Corporate	$19,739	$2,842
Canadian government obligations	40,385	33,549
U.S. Federal, State and Municipal	—	404

	$60,124	$36,795

10.	Reverse repurchase and repurchase agreements

The Company enters into transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) or sales of securities under agreements to repurchase (repurchase agreements), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities. At December 31, 2006 and 2005, reverse repurchase agreements of $46,767 and $53,154, respectively, are included in other assets in the consolidated statements of financial condition.

11.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2006	2005

Equipment	$16,895	$13,079
Software	22,690	17,880
Furniture	2,531	1,637
Leasehold improvements	4,382	4,147
Other	1,459	815

	47,957	37,558
Less accumulated depreciation	29,259	22,712

Property and equipment, net	$18,698	$14,846

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Depreciation of equipment, software, furniture, leasehold improvements and other is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation is provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lease term from three to twelve years for leasehold improvements.

12.	Short-term bank loans

At December 31, 2006 and 2005, the Company had $60,186 and $115,922, respectively in short-term bank loans outstanding under our uncommitted lines of credit with eight financial institutions. Six of these lines of credit permit the Company to borrow up to an aggregate of approximately $592.5 million while two lines do not have a specified borrowing limit. The Company also has the ability to borrow under stock loan arrangements where the Company currently has approximately $1.6 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

13.	Notes payable

Notes Payable consists of the following:

	December 31,
	2006	2005

Bank term note with a variable rate of interest that approximated 7.75% at December 31, 2005; paid in full in May, 2006	$—	$33,407
Bank credit line up to $75 million, unsecured, with a variable rate of interest that approximated 8.6% at December 31, 2006. Payable in full in May, 2009	10,000	—
Note payable to Service Lloyds Insurance Company with interest at 8% at December 31, 2005; paid in full in May, 2006	—	1,000
Note payable to a vendor with a variable rate of interest that approximated 7.25% at December 31, 2005; paid in full in May, 2006	—	2,988
Bank term note with a variable rate of interest that approximated 6.3% at December 31, 2005; paid in full in May, 2006	—	15,000

	$10,000	$52,395

The Company’s notes payable contain certain restrictive covenants. These covenants require that the Company meet certain requirements such as the maintenance of minimum net worth, liquidity and income levels, and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. The Company was in compliance with all covenant requirements as of December 31, 2006.

Approximate future annual maturities of the Company’s notes payable at December 31, 2006 are listed below

Amount

2007	$—
2008	—
2009	10,000

$10,000

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

14.	Stockholders’ Equity

The following table details the Company’s share activity

	Preferred	Common	Treasury
	Stock	Stock	Stock

Balance, December 31, 2003	—	12,895	—
Sale of preferred stock	2,657	—	—
Issuance of common stock	—	364	—

Balance, December 31, 2004	2,657	13,259	—
Sale of preferred stock	939	—	—
Conversion of convertible notes	—	1,921	—

Balance, December 31, 2005	3,596	15,180	—
Proceeds from initial public offering	—	7,197	—
Preferred stock converted into common stock	(3,596)	3,526	—
Repurchase of treasury stock, at cost	—	(1,076)	1,076
Stock-based compensation expense	—	113	—
Purchases under the Employee Stock Purchase Plan	—	63	—
Exercise of stock options	—	75	—

Balance, December 31, 2006	—	25,078	1,076

Private placements of Preferred and Common Shares

During 2004, the Company received $157 in exchange for 49 shares of common stock at a price of $3.22 per share. The Company also received $500 in 2004 in exchange for 68 shares at a price of $7.34 in a private placement.

During 2004 and in September 2005 the Company raised $25,000 and $10,000, respectively from a private investment fund in exchange for 2,657 shares of Series A preferred stock and 939 shares of Series B preferred stock. $250 and $70 of related legal fees were deducted from the proceeds of the private placements when recording the value of the preferred stock in equity.

Preferred Conversion

As a result of the Company’s initial public offering of common stock, all outstanding shares of Series A and Series B preferred stock were converted to 3,526 shares of common stock. Upon conversion, all outstanding shares of Series A and Series B preferred stock, including all undeclared and accrued dividends, were converted into the number of shares of common stock determined by dividing the applicable Original Purchase Price by the applicable Conversion Price. The “Original Purchase Price” was $9.41 per share for Series A preferred stock and $10.65 per share for Series B preferred stock. The initial “Conversion Price” per share for Series A and Series B preferred stock was the Original Purchase Price applicable for each series.

Additional Paid-In Capital

During the year ended December 31, 2006, the Company granted 1,145 stock options with a fair value totaling $5,518 and 633 restricted stock units (RSU’s) with a fair value of $9,273. As a result, additional paid-in capital increased by $3,120 during the year ended December 31, 2006 to reflect the amortization of the fair value of the stock options and RSU’s (See Note 18).

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income

Comprehensive income, which is displayed in the consolidated statement of stockholders’ equity, represents net earnings plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of income.

The after-tax components of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31,
	2006	2005	2004

Net income	$24,522	$2,904	$7,753
Foreign currency translation gain	169	142	1,209

Comprehensive income	$24,691	$3,046	$8,962

The exchange rates used in the translation of amounts into US dollars are as follows:

	Year Ended December 31,
	2006	2005	2004

Canadian Dollars
Income statement	0.88	0.84	0.77
Balance sheet	0.86	0.86	0.84
British Pounds
Income statement	1.92	1.89	1.93
Balance sheet	1.96	1.72	1.92

The exchange rates being utilized are the end of day rates as published by Barclays Bank. The rate used to translate asset and liability accounts is the exchange rate in effect at the balance sheet date. The rate used to translate income statement accounts is the weighted average exchange rate in effect during the period.

Dividends

The Company does not currently pay dividends on its common shares and there are no preferred shares outstanding.

15.	Financial instruments with off-balance sheet risk

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

In the event a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company’s policy is to continually monitor its market exposure and counterparty risk. The Company does not anticipate nonperformance by counterparties and maintains a policy of reviewing the credit standing of all parties, including customers, with which it conducts business.

For customers introduced on a fully disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

16.	Related party transactions

The Company acquired SAMCO Holdings, Inc. during 2003. Prior to the acquisition, PFSI provided securities clearing and related services to and financed security inventory positions for Service Asset Management Company and SAMCO Financial Services, Inc. See Note 3 regarding the split off of these operations.

The Company entered into long-term notes payable with Service Lloyds Insurance Company, an entity owned by certain stockholders of the Company. The amount outstanding under this note was $1,000 at December 31, 2005, and was included in notes payable on the consolidated statements of financial condition. The note was paid in full in May 2006 with proceeds from the Company’s IPO.

17.	Employee benefit plan

The Company sponsors a defined contribution 401(k) employee benefit plan (the Plan) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution determined by the board of directors. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment requirements. The Company contributed approximately $816, $620 and $580 during 2006, 2005 and 2004, respectively.

18.	Stock-based compensation

The Company has several stock-based employee compensation plans. The Company makes awards of stock options, makes awards of restricted stock units (RSUs) and also provides an employee stock purchase plan. The Company is operating under the 2000 Stock Incentive Plan, as amended in July, 2005, under which 2,708 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,064 shares of common stock have been granted and 644 shares remain available for future grant.

The 2000 Stock Incentive Plan includes three separate programs: the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; the stock issuance program under which such individuals may be issued shares of common stock directly or stock awards that vest over time, through the purchase of such shares or as a bonus tied to the performance of services; and the automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members. The Company’s board of directors or its compensation committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In adopting SFAS 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), the Company’s income before income taxes for the year ended December 31, 2006 was reduced by $3,052, while net income was reduced by approximately $1,971 for the same period. Basic earnings per share would have been $1.17 while diluted earnings per share would have been $1.15 for the year ended December 31, 2006 if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted earnings per share of $1.08 and $1.06, respectively.

Stock options

During 2006, the Company granted stock options to employees. The grant price of the options was the market value at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock to its non-employee directors. Options issued to non-employee directors have a term of ten years and vest quarterly over three years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Year Ended
December 31,
2006

Weighted-average grant date fair value	$4.82
Weighted average assumptions used:
Expected volatility	20.0%
Expected term (in years)	4.70
Risk-free interest rate	5.0%
Expected dividend yield	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical and implied volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB #107 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of 7 years which vest quarterly over 4 years. The resulting expected term from the simplified method is 4.70 years.

The Company recorded compensation expense relating to options of approximately $970 during the year ended December 31, 2006.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2004	227	$4.04	7.16	—
Activity	—	—	—	—
Outstanding, December 31, 2005	227	4.04	6.16	—
Granted	1,145	17.03	—	—
Exercised	(75)	4.67	—	—
Forfeited	(17)	17.13	—	—

Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320

Options exercisable at December 31, 2006	303	$10.34	4.59	$5,181
Options expected to vest at December 31, 2006	868	$17.03	6.35	$9,016

The aggregate intrinsic value of the options exercised during the year ended December 31, 2006 was $1,266. At December 31, 2006, the Company had approximately $4.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over the weighted average period of 3.16 years. Cash received from stock option exercises totaled approximately $349 during the year ended December 31, 2006. Prior to January 1, 2006, no stock options had been exercised.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2004	—	—	—	—
Granted	64	$—	—	—

Outstanding, December 31, 2005	64	—	—	—
Granted	640	14.64	—	—
Vested and issued	(122)	13.57	—	—
Terminated, cancelled or expired	(23)	16.07	—	—

Outstanding, December 31, 2006	559	$14.44	3.2	$15,335

The weighted average grant-date fair value of the restricted stock units granted during the year ended December 31, 2006 was $14.34. The Company recorded compensation expense relating to restricted stock units of approximately $1.9 million during the year ended December 31, 2006, respectively.

There is approximately $7.7 million of unamortized compensation expense related to unvested restricted stock units outstanding at December 31, 2006. The cost of these unvested restricted units is expected to be recognized over a weighted average life of 3.22 years.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary, up to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2006, 63 shares of common stock had been purchased by employees pursuant to the ESPP plan and the Company recognized $146 in expense during 2006 related to the plan.

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

19.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2006, are as follows:

	Capital	Operating
	Leases	Leases

2007	$3,156	$3,257
2008	2,592	3,133
2009	708	2,686
2010	11	2,391
2011	—	2,525
2012 and thereafter	—	9,265

	$6,467	$23,257

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, totaling $8,562 of equipment and $1,876 of software at December 31, 2006 and

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$5,465 of equipment and $740 of software at December 31, 2005. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $7,212, $5,125 and $4,365, respectively.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have entered into indemnification agreements with each of our directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

20.	Income taxes

Provisions for income taxes consist of the following:

	Year Ended December 31,
	2006	2005	2004

Income tax expense
Current	$11,830	$2,065	$2,173
Deferred	1,625	—	—

Total	$13,455	$2,065	$2,173

Income tax expense
Continuing operations	$13,299	$1,951	$1,489
Discontinued operations	156	114	684

	$13,455	$2,065	$2,173

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Year Ended December 31,
	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
NOL carryforward	—	—	—
Foreign taxes	(0.1)	5.9	3.2
State and local income taxes	3.0	.7	3.6
Other, net	1.6	—	2.9
Change in valuation allowance due to NOL utilization	(4.1)	—	(22.8)

	35.4%	41.6%	21.9%

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred taxes are determined based on temporary differences between the financial statements and income taxes bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no net operating loss carryforwards for tax purposes as of December 31, 2006.

Deferred income taxes consist of the following:

	December 31,
	2006	2005

Current deferred taxes:
Bad debt allowance	$185	$1,835
NOL carryforward	—	1,730
Prepaid assets	(241)	(46)

	(56)	3,519
Less valuation allowance	—	(1,573)

Total	$(56)	$1,946

Non-current deferred taxes:
Fixed asset basis differences	$207	$275
Intangible assets	1,213	776
Other	31	5

Total	$1,451	$1,056

Total	$1,395	$3,002

Management has determined that no valuation allowance was necessary at December 31, 2006 while a valuation allowance of $1,573 at December 31, 2005 was necessary to reduce the deferred tax assets to the appropriate amount. The valuation allowance above related only to taxes payable in the U.S. The Company expects that certain timing differences will be reversing in the future which will further limit U.S. federal income taxes expected to be paid. Canadian revenues are allocated among countries for tax purposes consistently with the segment information disclosed in Note 21.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

21.	Segment information

Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for the United States and Canada.

	United
December 31, 2006	States	Canada	Other	Consolidated

Revenue	$213,724	$58,591	$15,303	$287,618
Income (loss) before tax	26,062	12,842	(1,326)	37,578
Income from discontinued operations	243	—	—	243
Net income (loss)	17,509	8,390	(1,377)	24,522
Segment assets	3,745,876	684,682	213,832	4,644,390
Intangibles	22,738	605	—	23,343
Capital expenditures	9,844	1,451	1,352	12,647
Depreciation and amortization	6,585	1,619	590	8,794
Amortization of intangibles	2,527	—	—	2,527

	United
December 31, 2005	States	Canada	Other	Consolidated

Revenue	$121,693	$41,154	$11,721	$174,568
Income (loss) before tax	5,410	5,679	(6,411)	4,678
Income from discontinued operations	177	—	—	177
Net income (loss)	5,669	3,646	(6,411)	2,904
Segment assets	2,820,458	580,286	178,137	3,578,881
Intangibles	7,928	538	—	8,466
Capital expenditures	11,934	1,313	811	14,058
Depreciation and amortization	3,392	1,088	375	4,855
Amortization of intangibles	2,140	—	—	2,140

	United
December 31, 2004	States	Canada	Other	Consolidated

Revenue	$83,352	$25,978	$6,734	$116,064
Income (loss) before tax	5,711	3,792	(1,321)	8,182
Income from discontinued operations	1,060	—	—	1,060
Net income (loss)	6,951	2,159	(1,357)	7,753
Segment assets	1,783,286	481,075	78,483	2,342,844
Intangibles	7,675	538	—	8,213
Capital expenditures	2,598	1,713	1,099	5,410
Depreciation and amortization	3,037	625	143	3,805
Amortization of intangibles	1,072	—	—	1,072

22.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At December 31, 2006, PFSI had net capital of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$134,244, and was $110,919 in excess of its required net capital of $23,325. At December 31, 2005, PFSI had net capital of $66,027, and was $47,814 in excess of its required net capital of $18,213.

The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the Subsidiaries’ ability to pay dividends and the Company’s abilities to satisfy its debt obligations. Penson Canada and Penson London are subject to regulatory requirements in their respective countries which also limit the amount of dividends that they may be able to pay to their parent. The Company has no current plans to seek any dividends from these entities.

23.	Guarantees

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

Exchange member guarantees

The Company is a member of various exchanges that trade and clear securities and commodities. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. Prior to making such an estimate, the Company would be required to know the size of the member company that would experience financial difficulty as well as the amount of recovery that could be expected from the exchange as well as the other member firms of the exchange. Accordingly, the Company has not recorded any liability in the financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

24.	Condensed Financial Statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on a unconsolidated basis.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Financial Condition

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$5	$19
Receivable from affiliates	62,806	56,612
Property and equipment, net	6,827	5,090
Investment in subsidiaries	158,651	48,705
Other assets	2,242	4,445

Total assets	$230,531	$114,871

Liabilities and stockholders’ equity
Notes payable	$10,000	$18,988
Accounts payable, accrued and other liabilities	8,747	5,931

Total liabilities	18,747	24,919
Total stockholders’ equity	211,784	89,952

Total liabilities and stockholders’ equity	$230,531	$114,871

Penson Worldwide, Inc. (parent only)
Condensed Statements of Income

	Year Ended December 31,
	2006	2005	2004

Revenues	$2,805	$804	$386
Expenses
Employee compensation and benefits	397	180	165
Other expenses	4,692	2,136	1,340
Interest expense on long-term debt	1,643	1,036	1,328

	6,732	3,352	2,833

Loss before income taxes and equity in earnings of subsidiaries	(3,927)	(2,548)	(2,447)
Income tax benefit	(8,782)	(9,595)	(7,562)

Income before equity in earnings of subsidiaries	4,855	7,047	5,115

Equity in earnings of subsidiaries	19,667	(4,143)	2,638

Net income	$24,522	$2,904	$7,753

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Cash Flow

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$24,522	$2,904	$7,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,564	964	483
Deferred income taxes	1,625	—	—
Stock based compensation	3,120	—	—
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	(6,194)	(28,420)	(26,772)
Other assets	2,203	(1,208)	(86)
Accounts payable, accrued and other Liabilities	1,191	3,667	1,387

Net cash provided by (used in) operating Activities	29,031	(22,093)	(17,235)

Cash flows from investing activities:
Purchase of property and equipment, net	(4,301)	(4,651)	(751)
Decrease (increase) in investment in subs	(120,388)	3,911	(3,481)

Net cash used in investing activities	(124,689)	(740)	(4,232)

Cash flows from financing activities:
Proceeds from notes payable	95,300	15,000	1,500
Repayments of notes payable	(104,288)	(2,236)	(6,637)
Exercise of stock options	349	—	—
Excess tax benefit on exercise of stock options	4	—	—
Purchase of treasury stock	(7,976)	—	—
Issuance of preferred stock	—	9,930	24,750
Proceeds from initial public offering	114,152	—	—
Direct costs of capital raised	(3,074)	—	—
Issuance of common stock, net	1,008	10	647

Net cash provided by financing activities	95,475	22,704	20,260

Effect of exchange rates on cash	169	142	1,209
Increase (decrease) in cash and cash equivalents	(14)	13	2
Cash and cash equivalents at beginning of period	19	6	4

Cash and cash equivalents at end of period	$5	$19	$6

Supplemental cash flow disclosures:
Interest payments	$982	$1,127	$1,283
Income tax payments	$6,922	$61	$596

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

25.	Subsequent events

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (GHCO), a leading international futures clearing and execution firm. The Company closed the transaction in February 2007 and paid $24.6 million in cash and approximately 139,000 shares of stock to the previous owners of GHCO and named the acquired entity Penson GHCO. The $24.6 million payout excludes 10% of the initial purchase price, which was held back as a short-term indemnity against certain claims the Company may face related to the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO.

INDEX TO EXHIBITS

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

1.1		Form of Underwriting Agreement	S-1/A	333-127385	1.1	5/9/06
2.1		Stock Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Selling Stockholders dated May 12, 2005, as amended July 8, 2005	S-1	333-127385	2.1	8/10/05
2.2		Asset Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Computer Clearing Services, Inc. Stockholders dated January 31, 2006	S-1/A	333-127385	2.2	3/21/06
2.3		Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06
2.4		Purchase Agreement by and among Goldenberg Hehmeyer & Co. and Goldenberg LLC, Hehmeyer LLC, GHCO Partners LLC, GH Traders LLC, each of the Principals listed on the signature pages thereto and SAI Holdings, Inc., GHP1, Inc., GHP2, LLC and Christopher Hehmeyer in his capacity as Sellers’ Representative	8-K	001-32878	2.1	11/7/06
3.1		Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06
3.2		Form of Amended and Restated Bylaws of Penson Worldwide, Inc.	S-1/A	333-127385	3.2	4/24/06
4.1		Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06
4	.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05
4.3		Amended and Restated Investors’ Rights Agreement between TCV V, L.P., TCV Member Fund, L.P., Penson Worldwide, Inc., and the Company Subsidiaries dated September 30, 2005	S-1/A	333-127385	4.3	10/19/05
10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	S-1/A	333-127385	10.1	4/24/06
10	.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06
10.3		1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05
10.4		Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada, Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05
10.5		Offer to Lease between Penson Financial Services Canada, Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05
10.6		Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05
10.7		Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 30, 2001, as amended March 24, 2005 and May 6, 2005	S-1	333-127385	10.7	8/10/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.8		Fifth Amended and Restated Stock Pledge Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), dated October 4, 2004, as reaffirmed by the Reaffirmation of Stock Pledge Agreements dated March 24, 2005	S-1	333-127385	10.8	8/10/05
10	.9+	Fifth Amended and Restated Guaranty Agreements in connection with the Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), by Daniel P. Son, Philip A. Pendergraft, William D. Gross, and Roger J. Engemoen, Jr. as Guarantors, all dated December 31, 2002, as reaffirmed by the Eleventh Amendment to the Amended and Restated Loan Agreement dated March 24, 2005	S-1	333-127385	10.9	8/10/05
10	.10†	Credit Agreement, dated as of May 26, 2006 among Penson Worldwide, Inc., Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Line of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent, and the other lenders party thereto	10-Q	001-32878	10.1	8/11/06
10	.11†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05
10.12		Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06
10.13		Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06
10	.14+	Employment Letter Agreement between the Company and David Henkel dated January 16, 2002	S-1	333-127385	10.14	8/10/05
10	.15+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05
10	.16+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05
10.17		Thirteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated September 19, 2005	S-1/A	333-127385	10.17	9/23/05
10.18		Fourteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated September 30, 2005	S-1/A	333-127385	10.18	10/19/05
10.19		Fifteenth Amendment to Amended and Restated Loan Agreement and Waiver by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank, dated December 28, 2005	S-1/A	333-127385	10.19	3/21/06
10.20		Promissory Note by and between the Company and JPMorgan Chase Bank, N.A. dated December 30, 2005	S-1/A	333-127385	10.20	3/21/06
10.21		Registration Rights Agreement by and between Penson Worldwide, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	10.1	3/21/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.22		Stockholder’s Agreement effective as of November 20, 2006 between Penson Worldwide, Inc. and Schonfeld Securities, LLC	8-K	001-32878	10.2	11/21/06
10.23		Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06
10.24		Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06
10.25		Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06
10	.26+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06
10	.27+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06
10	.28+	Executive Employment Agreement between the Company and Daniel P. Son dated April 21, 2006	S-1/A	333-127385	10.24	5/1/06
10.29		Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06
10.30		Sixteenth Amendment to Amended and Restated Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 21, 2006	S-1/A	333-127385	10.27	5/1/06
10.31		Guaranty Bank Consent, dated May 8, 2006, to SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.27	5/9/06
10	.32†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06
10.33		First Amendment to Credit Agreement, dated the 29th day of September, 2006, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	10/3/06
10.34		Second Amendment to Credit Agreement, dated the 16th day of February, 2007, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	2/16/07

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.35		Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07
11.1		Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06
21	.1*	List of Subsidiaries
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.