Form 10-Q
period 2007-03-31
PENSON WORLDWIDE INC
filed 2007-05-11
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number. 001-32878

Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2896356 (I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1400 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 3, 2007, there were 26,631,454 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except par values)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$116,521	$103,054
Cash and securities — segregated under Federal and other regulations	833,071	577,336
Receivable from broker-dealers and clearing organizations	372,080	338,872
Receivable from customers, net	1,151,173	1,239,170
Receivable from correspondents	132,060	117,343
Securities borrowed	1,981,557	1,783,403
Securities owned, at market value	228,421	172,277
Deposits with clearing organizations	226,122	202,033
Property and equipment, net	23,316	18,698
Other assets	164,913	92,204

Total assets	$5,229,234	$4,644,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to broker-dealers and clearing organizations	$313,700	$169,749
Payable to customers	2,535,201	2,214,987
Payable to correspondents	136,121	260,029
Short-term bank loans	131,033	60,186
Notes payable	25,000	10,000
Securities loaned	1,689,519	1,589,395
Securities sold, not yet purchased	67,649	60,124
Accounts payable, accrued and other liabilities	74,277	68,136

Total liabilities	4,972,500	4,432,606

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,665 shares issued and 26,575 outstanding as of March 31, 2007; 26,154 issued and 25,078 outstanding as of December 31, 2006	277	262
Additional paid-in capital	226,777	188,219
Accumulated other comprehensive income	2,414	2,159
Retained earnings	46,120	39,562
Treasury stock (1,090 and 1,076 shares at March 31, 2007 and December 31, 2006, respectively, at cost)	(18,854)	(18,418)

Total stockholders’ equity	256,734	211,784

Total liabilities and stockholders’ equity	$5,229,234	$4,644,390

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Revenues from clearing operations	$21,611	$19,609
Technology revenues	3,019	2,794
Interest, gross	48,235	38,256
Other	12,121	8,446

	84,986	69,105

Expenses
Employee compensation and benefits	23,473	19,629
Floor brokerage, exchange and clearance fees	4,991	4,966
Communications and data processing	6,781	6,342
Occupancy and equipment	3,217	3,100
Interest expense on short-term obligations	28,300	22,398
Other expenses	6,397	4,496
Interest expense on long-term debt	453	1,162

	73,612	62,093

Income from continuing operations before income taxes	11,374	7,012
Income tax expense	4,236	2,668

Income from continuing operations	7,138	4,344

Income from discontinued operations, net of tax of $0 and $68, respectively	—	129

Net income	$7,138	$4,473

Earnings per share-basic:
Earnings per share from continuing operations	$0.27	$0.29
Earnings per share from discontinued operations	—	—

Net income per share	$0.27	$0.29

Earnings per share-diluted:
Earnings per share from continuing operations	$0.27	$0.24
Earnings per share from discontinued operations	—	—

Net income per share	$0.27	$0.24

Weighted average shares outstanding — basic	26,328	15,208
Weighted average shares outstanding — diluted	26,905	18,918
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance, December 31, 2006	$—	25,078	$262	$188,219	$(18,418)	$2,159	$39,562	$211,784
Net income	—	—	—	—	—	—	7,138	7,138
Foreign currency translation adjustments, net of tax of $165	—	—	—	—	—	255	—	255
Repurchase of treasury stock, at cost	—	(15)	—	—	(436)	—	—	(436)
Issuance of common stock	—	1,388	14	36,492	—	—	—	36,506
Stock-based compensation expense	—	42	—	1,089	—	—	—	1,089
Exercise of stock options	—	82	1	782	—	—	—	783
Excess tax benefit due to exercise of stock options	—	—	—	195	—	—	—	195
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(580)	(580)

Balance, March 31, 2007	$—	26,575	$277	$226,777	$(18,854)	$2,414	$46,120	$256,734

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,138	$4,473
Income from discontinued operations	—	129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,364	2,455
Stock-based compensation	1,089
Operating activities from discontinued operations	—	(141)
Changes in operating assets and liabilities exclusive of effect of business combination:
Cash and securities — segregated under Federal and other regulations	(199,655)	12,282
Net receivable/payable with customers	409,879	172,553
Net receivable/payable with correspondents	(131,564)	62,752
Securities borrowed	(198,154)	(331,191)
Securities owned	(51,274)	(8,650)
Deposits with clearing organizations	(15,206)	(35,140)
Other assets	(31,210)	23,010
Net receivable/payable with broker dealers and clearing organizations	48,623	(205,366)
Securities loaned	7,525	194,188
Securities sold, not yet purchased	100,124	895
Accounts payable, accrued and other liabilities	208	(4,352)

Net cash used in operating activities	(49,113)	(112,103)

Cash flows from investing activities:
Business combination, net of cash acquired	(20,647)	(4,136)
Purchase of property and equipment	(3,417)	(3,126)

Net cash used in investing activities	(24,064)	(7,262)

Cash flows from financing activities:
Proceeds from notes payable	34,000
Repayments of notes payable	(19,000)	(309)
Net borrowing on short-term bank loans	70,847	113,523
Exercise of stock options	783	—
Tax benefit from exercise of stock options	195	—
Purchase of treasury stock	(436)	—
Issuance of common stock	—	65

Net cash provided by financing activities	86,389	113,279

Effect of exchange rates on cash	255	(50)

Increase (decrease) in cash and cash equivalents	13,467	(6,136)
Cash and cash equivalents at beginning of period	103,054	99,506

Cash and cash equivalents at end of period	$116,521	$93,370

Supplemental cash flow disclosures:
Income tax payments	$745	$750
Interest payments	$2,192	$3,868
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except per share data)
1.   Basis of Presentation
     Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal operating subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (PFSC), Penson Financial Services, Ltd. (PFSL), NEXA Technologies, Inc. (NEXA), Penson Financial Futures, Inc. (PFFI), Penson GHCO (Penson GHCO) and Penson Asia Limited (Penson Asia) (collectively, the Company), it provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing, financial technology services and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the NASD, and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and the London Stock Exchange. Each of PFFI and Penson GHCO are a registered Futures Commission Merchant (FCM) with the Commodity Futures Trading Commission (CFTC) and a member of the National Futures Association (NFA).
     The accompanying interim condensed consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (SAI). SAI’s operating subsidiaries include PFSI, NEXA, PFFI, SAH, Inc., Penson Holdings, Inc., and its wholly owned subsidiaries, PFSC, PFSL and PFS Ventures, Inc., Penson Asia and GHP1, Inc. and its subsidiary GHP2, LLC and their subsidiary Penson GHCO. All significant intercompany transactions and balances have been eliminated in consolidation.
     The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2007 and the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2006 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The Unaudited Interim Condensed Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
     In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2006, as filed with the SEC on Form 10-K.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.
     Initial public offering — On May 17, 2006, the Company completed an initial public offering of 7.2 million newly issued shares of common stock, at an offering price of $17.00 per share, with net proceeds to the Company of $111.1 million after expenses. Concurrent with the initial public offering, the Company effected a 1 for 2.4 share reverse stock split. The condensed consolidated financial statements reflect the retroactive effect of the reverse stock split and appropriate reclassification of capital accounts.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
     Management’s Estimates and Assumptions — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.
     Reclassifications — The Company has reclassified certain prior period amounts to conform to the current period’s presentation. The reclassifications had no effect on the condensed consolidated statements of income or stockholders’ equity as previously reported.
    Recent Accounting Pronouncements
          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial position, results of income and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS 157 will have on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $580 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to retained earnings on the Statement of Financial Condition.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
2.  Discontinued operations
     In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged $10.4 million of SAMCO net assets and $7.3 million of cash for 1.0 million Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there is some common ownership between the Company and SAMCO, the Company did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2007	2006
Revenues	$—	$7,352
Costs and expenses	—	(7,139)
Income before income taxes	—	213
Income taxes	—	(84)

Income from discontinued operations	$—	$129

3.  Acquisitions
Computer Clearing Services, Inc.
     In May 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (CCS). In January 2006, the Company paid approximately $4.1 million for substantially all of the assets of and assumed certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the condensed consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over a four year period beginning January 2006. The contingent payout consists of a combination of cash and the Company’s common stock. At December 31, 2006, a liability of approximately $5.1 million had been accrued as a result of this contingent payout, and was included in other liabilities in the condensed consolidated statement of financial condition. This liability was paid during the first quarter of 2007. At March 31, 2007 an additional liability of $1.3 million had been accrued as a result of the CCS contingent payout.
Acquisition of the clearing business of Schonfeld Securities, LLC
     In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC. (Schonfeld), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. The Company may require Schonfeld to return some or all of these shares if certain terms and conditions of the asset purchase agreement are not fulfilled. In addition, the Company has agreed to pay an earnout of stock and cash over the next four years based on cash flows and net income, as defined pursuant to the purchase agreement, of the acquired business. The Company began conversion of Schonfeld’s correspondents during the first quarter of 2007 and has substantially completed all conversions as of the date of this filing. The financial impact of the addition of Schonfeld’s correspondents was not material to the Company’s financial results for the three months ended March 31, 2007.
Acquisition of Goldenberg Hehmeyer and Co.
     In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer & Co. (GHCO), a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $24.6 million in cash and approximately 139 shares of stock to the previous owners of GHCO and named the acquired entity Penson GHCO. The $24.6 million payout excludes 10% of the initial purchase price, which was held back as a short-term indemnity against certain claims the Company may face related to the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s financial

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
statements since the February 16, 2007 acquisition date. The impact of Penson GHCO’s operating results was not material to the Company’s financial results for the three months ended March 31, 2007.
4.   Computation of earnings per share
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Net income Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to net income per share before discontinued operations.

	Three Months Ended
	March 31,
	2007	2006
Basic and diluted:
Income from continuing operations	$7,138	$4,344
Discontinued operations	—	129

Net income	$7,138	$4,473

Weighted average common shares outstanding — Basic	26,328	15,208
Assumed conversion of preferred shares	—	3,507
Incremental shares from outstanding stock options	357	—
Non-vested Restricted stock	206	173
Shares issuable	14	30

Weighted average common shares and common share equivalents — Diluted	26,905	18,918

Basic earnings per common share:
Income from continuing operations	$0.27	$0.29
Discontinued operations	—	—

Basic earnings per common share	$0.27	$0.29

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.24
Discontinued operations	—	—

Diluted earnings per common share	$0.27	$0.24

5.  Segregated assets
     Cash and securities segregated under U.S. federal and other regulations totaled $833,071 at March 31, 2007 for the Company. Cash and securities segregated under federal and other regulations by PFSI totaled $648,575 at March 31, 2007. Of this amount, $645,478 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act), against a requirement as of March 31, 2007 of $679,083. An additional deposit of $70,000 was made on April 3, 2007 as allowed by Rule 15c3-3. The remaining balance of $3,097 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (PAIB) calculation, as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. As of March 31, 2007, the Company had no PAIB reserve requirement. In addition, $38,055 was segregated for the benefit of customers by Penson GHCO and PFFI pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $66,709 and $79,732 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2006, $577,366 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
6.   Receivable from and payable to broker-dealers and clearing organizations
     Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31, 2007	December 31, 2006
Receivable:
Securities failed to deliver	$210,105	$241,108
Receivable from clearing organizations	161,975	97,764

	$372,080	$338,872

Payable:
Securities failed to receive	$157,516	$102,238
Payable to clearing organizations	156,184	67,511

	$313,700	$169,749

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
7.  Securities owned and securities sold, not yet purchased
     Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31, 2007	December 31, 2006

Securities Owned:
Corporate	$42,198	$38,934
Certificates of deposit and term deposits	33,297	25,355
U.S. Federal, State and municipal	60,303	28,049
Canadian government obligations	92,623	79,939

	$228,421	$172,277

Securities Sold, Not Yet Purchased:
Corporate	$23,109	$19,739
Canadian government obligations	44,540	40,385
U.S. Federal, State and Municipal	—	—

	$67,649	$60,124

8.  Short-term bank loans and stock borrow
     At March 31, 2007 and December 31, 2006, the Company had $131,033 and $60,186, respectively in short-term bank loans outstanding under our uncommitted lines of credit with eight financial institutions. Seven of these lines of credit permit the Company to borrow up to an aggregate of approximately $606.4 million while one line does not have a specified borrowing limit.
     The Company also has the ability to borrow under stock loan arrangements where the Company currently has approximately $1.7 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
9.   Financial instruments with off-balance sheet risk
     In the normal course of business, the Company purchases and sells securities as both principal and agent. If another party to the transaction fails to fulfill its contractual obligation, the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.
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
10.   Stock-based compensation
     The Company has two stock-based employee compensation plans, the Employee Stock Purchase Plan (ESPP) and the 2000 Stock Incentive Plan. The Company provides an opportunity for its employees to purchase the Company’s stock under the ESPP and makes awards of stock options and restricted stock units (RSUs) under the 2000 Stock Incentive Plan. Under the ESPP, 900 shares of common stock have been authorized for issuance. Of this amount, 63 shares have been purchased and 837 shares remain available for future purchase. Under the 2000 Stock Incentive Plan, as amended in July, 2005, 3.0 million shares of common stock have been authorized for issuance. Of this amount, options and RSU’s to purchase 2.1 million shares of common stock have been granted and approximately 908 shares remain available for future grant.
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

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the three month period ended March 31, 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In adopting SFAS No. 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes for the three months ended March 31, 2007 and 2006 was reduced by $1.1 million and $217, respectively, while net income was reduced by approximately $683 and $134, respectively, for the same period.
    Stock options
     During the three months ended March 31, 2007, the Company granted 47 stock options to employees. No options were granted during the three months ended March 31, 2006. The grant price of the options was the market value at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three months ended March 31,
	2007	2006
Weighted-average grant date fair value	$9.37	$—
Weighted average assumptions used:
Expected volatility	28.0%	—
Expected term (in years)	4.75	—
Risk-free interest rate	4.7%	—
Expected dividend yield	—	—
     Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB #107 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of 7 years which vest quarterly over 4 years. The resulting expected term from the simplified method is 4.75 years.
     The Company recorded compensation expense relating to options of approximately $380 during the quarter ended March 31, 2007 while no compensation expense was recognized related to stock options during the quarter ended March 31, 2006.
     During the year ended December 31, 2002, the Company granted stock options to certain employees and non-employee directors. The options have a term of ten years. All such options have vested.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
     A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise Price (in	Term	Intrinsic
	Shares	whole dollars)	(in years)	Value
Outstanding, December 31, 2006	1,280	$15.44	6.43	15,320
Granted	47	28.76	—	—
Exercised	(82)	9.53	—	1,596
Forfeited	(21)	—	—	—

Outstanding, March 31, 2007	1,224	$16.25	6.36	$17,055

Options exercisable at March 31, 2007	296	$12.26		$5,307

     The aggregate intrinsic value of the options exercised during the three months ended March 31, 2007 was $1.6 million. At March 31, 2007, the Company had approximately $4.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over the weighted average period of 3.0 years. Cash received from stock option exercises totaled approximately $783 during the three months ended March 31, 2007.
   Restricted Stock Units
     A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average
		Grant Date Fair	Contractual	Aggregate
	Number of	Value	Term	Intrinsic
	Units	(in whole dollars)	(in years)	Value
Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	54	$28.57	—	—
Distributed	(57)	14.30	—	—
Terminated, cancelled or expired	(4)	12.99	—	—

Outstanding, March 31, 2007	552	$15.71	3.1

     The weighted average grant-date fair value of the restricted stock units granted during the three months ended March 31, 2007 was $28.57. The Company recorded compensation expense relating to restricted stock units of approximately $637 and $217 during the three month periods ended March 31, 2007 and 2006, respectively.
     There is approximately $8.3 million of unamortized compensation expense related to unvested restricted stock units outstanding at March 31, 2007. The cost of these unvested restricted units is expected to be recognized over a weighted average life of 3.1 years.
    Employee stock purchase plan
     In July, 2005, The Company’s board of directors adopted the ESPP, designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock have initially been reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. In no event will any such annual increase exceed 150 shares. Shares reserved under the plan increased by 63 shares effective January 1, 2007.
     The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)
(In thousands, except per share data)
participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary, up to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2007, 63 shares of common stock had been purchased by employees pursuant to the ESPP plan and the Company recognized $73 in expense during the first quarter of 2007 related to the plan.
11.   Commitments and contingencies
     The Company is named in various legal matters arising in the ordinary course of business. Management does not believe the resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors whereby the Company has agreed to indemnify each of its directors to the maximum amount permitted under the Company’s bylaws. Although management has not received any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of March 31, 2007 or December 31, 2006.
12.  Income taxes
     The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended
	March 31,
	2007	2006
Federal statutory income tax rate	35.0%	35.0%
Foreign taxes	(0.8)	0.5
State and local income taxes, net of federal benefit	3.1	2.6
Other, net	(0.1)	—

	37.2%	38.1%

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
13. Segment information
     Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for each geographic region.

	United
Three Months Ended March 31, 2007	States	Canada	Other	Consolidated
Revenue	$62,930	$16,721	$5,335	$84,986
Income from continuing operations before tax	6,987	3,685	702	11,374
Net income	4,159	2,521	458	7,138
Segment assets	4,096,187	784,866	348,181	5,229,234
Intangibles	22,737	605	—	23,342
Capital expenditures	2,677	383	357	3,417
Depreciation and amortization	2,046	297	181	2,524
Amortization of intangibles	840	—	—	840

	United
Three Months Ended March 31, 2006	States	Canada	Other	Consolidated
Revenue	$51,402	$14,920	$2,783	$69,105
Income (loss) from continuing operations before tax	4,551	2,851	(390)	7,012
Income from discontinued operations	129	—	—	129
Net income (loss)	3,045	1,818	(390)	4,473
Segment assets	3,609,974	869,994	300,265	4,780,233
Intangibles	7,807	538	—	8,345
Capital expenditures	2,802	269	55	3,126
Depreciation and amortization	1,412	332	117	1,861
Amortization of intangibles	594	—	—	594
14. Regulatory requirements
     PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2007, PFSI had net capital of $128,516, and was $106,089 in excess of its required net capital of $22,427. At December 31, 2006, PFSI had net capital of $134,244, and was $110,919 in excess of its required net capital of $23,325.
     Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of March 31, 2007. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2007.

Item 2. Management’s discussion and analysis of financial condition and results of operations
     The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2006 Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. All numbers are reported in thousands, except per share data or where noted.
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
     Since starting our business in 1995 with three correspondents, we have grown to serve approximately 236 active correspondents as of March 31, 2007. Our revenues were $85.0 million and $69.1 million for the three months ended March 31, 2007 and 2006, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from our stock loan activities. Our clearing revenues are based principally on the number of trades we clear. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.
     Increasing interest rates in the U.S. combined with growth in our correspondents’ underlying assets that earn interest has improved our interest income. Further, by increasing our capital, we have increased available lines of credit enabling us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our revenues grew substantially in 2006, principally from increases in interest income from our stock loan business as well as from our 2006 acquisition of CCS. In addition, our 2004 acquisition of NEXA has allowed us to rapidly expand our technology services business, leading to year over year increases in technology revenues.
     Finally, as anticipated, the proceeds from our May 2006 public offering and the $75 million credit facility entered into in May 2006 were used substantially to increase our net capital reserves, which, in turn, has helped support our growth.
Fiscal 2007 Highlights
•	We amended our $75.0 million credit facility to permit us to make non-controlling equity or property investments to the extent that such investments do not exceed $5.0 million for any single transaction and $20.0 million in the aggregate during any fiscal year.

•	On February 16, 2007, we closed our acquisition of Penson GHCO. Though not currently material, their financial results have been included in the unaudited condensed consolidated financial statements beginning as of that date.

•	We substantially completed the conversion of correspondents related to the recently acquired clearing business of Schonfeld. We anticipate that we will begin to feel the accretive impact of this acquisition as early as the second quarter of 2007.

•	We continued to expand our stock loan conduit business.

•	We generated a quarterly profit in our U.K subsidiary.

•	We improved the operations of our NEXA business.
Discontinued operations
     In May 2006, the Company completed the disposal by split-off of certain non-core business operations that were placed into a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Existing stockholders of the Company exchanged 1.0 million shares of Penson common stock for SAMCO shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Cash of $7.3 million was given in addition to the exchange of shares in order to distribute the net assets at net book value. Although there was initially substantial common ownership between the Company and SAMCO, SAMCO is not owned by the Company and operates independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets.

Financial overview
Revenues
     Our largest source of revenue is interest income. We often refer to our interest income as Interest, gross to distinguish this category of revenue from Interest, net that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances, interest earned by investing customers’ cash and from stock loan activity. These revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. Our clearing revenues are based principally on the number of trades we clear. Other revenues are generated by foreign exchange, commissions earned by Penson GHCO and other trading transactions as well as fees charged to our correspondents’ customers.
     Revenues from clearing transactions represented 25.4% and 28.4% of our total revenues in the three months ended March 31, 2007 and 2006, respectively. Interest income represented 56.8% and 55.4%, respectively, of our total revenues in those same periods.
Expenses
     Employee compensation and benefits
     Compensation and benefits that we pay to our employees includes salaries, bonuses, stock-based compensation in the form of options, restricted stock units and the ESPP, group insurance, contributions to benefit programs and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., a majority of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A significant portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.
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
Comparison of three months ended March 31, 2007 and March 31, 2006
Overview
     Results of operations continued to show improvement in our clearing operations, interest earned and in our technology business for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the first quarter of 2007 as compared to the first quarter of 2006, primarily due to increased trading volumes in the U.S., continued growth in our Canadian operations and the improvements in our

U.K. and Nexa businesses discussed below. We operate in one reportable business segment across several geographical locations (See also Note 16 to the financial statements).
     Beginning in September of 2005, we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The stock loan business and the interest income generated by it has expanded significantly since that time. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the stock loans and earn interest income on the stock borrowings, earning a net spread of 20 to 45 basis points on the transactions.
     We have made significant progress in our U.K. operations and we generated a profit for the first time during the first fiscal quarter of 2007. The revised operating strategy we implemented in the U.K. in 2005 continued to develop and led to a significant reduction in operating losses during 2006. The expected break even point arrive in the fourth quarter of 2006 and in the first quarter of 2007 our U.K. operations, aided by significant volume increases from existing correspondents and enhanced opportunities to bill correspondents for other services, earned $587 as compared to a loss of $390 for the first quarter of 2006. We intend to continue with our plans to add new correspondents and provide new products or enhanced services to existing correspondents. We anticipate that improved technology and processes makes the UK offering more scalable going forward.
     We also have made improvements in our technology business. NEXA experienced an operating loss of $1.0 million for the first quarter of 2007 as compared to $1.2 million for the same period in 2006. Increases in development revenues, recurring revenues and control of expenses have accounted for this improvement.
     The above factors resulted in substantially improved operating results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

     The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)
Revenues:
Revenue from clearing operations	$2,002	10.2
Technology revenues	225	8.1
Interest:
Interest on asset based balances	7,004	30.2
Interest on conduit borrows	2,912	21.4
Money market	63	4.3

Interest, gross	9,979	26.1
Other revenue	3,675	43.5

Total revenues	15,881	23.0

Expenses:
Employee compensation and benefits	3,844	19.6
Floor brokerage, exchange and clearance fees	25	0.5
Communications and data processing	439	6.9
Occupancy and equipment	117	3.8
Interest:
Interest expense on liability based balances	2,946	28.7
Interest on conduit loans	2,956	24.3

Interest expense on short-term obligations	5,902	26.4
Other expenses	1,901	42.3
Interest expense on long-term debt	(709)	(61.0)

Total expenses	11,519	18.6

Income from continuing operations before income taxes	$4,362	62.2

Revenues
     Total revenues increased $15.9 million, or 23.0%, to $85.0 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The primary reason for this increase was that interest revenue increased $10.0 million, or 26.1%, to $48.2 million during the 2007 period. Of the increase in interest revenue, $7.0 million or 70.2% was primarily due to the increase in our average daily interest-earning assets of $386.6 million, or 18.0% to $2.5 billion for the quarter ended March 31, 2007. During this same time period our daily interest rate increased approximately 44 basis points, or 10.2% to approximately 4.8%. The increase in interest on our conduit borrows was $2.9 million, or 29.2% of the increase. The Company introduced the stock loan conduit operation in the third quarter of 2005 and it has continued to grow since its introduction. Interest, net increased by $4.1 million for the quarter ended March 31, 2007 to $19.9 million for the quarter ended March 31, 2007. This increase is due to higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.
     Revenues also increased across all of our other business lines. Clearing revenues increased $2.0 million, or 10.2%, to $21.6 million during this same period, primarily due to higher trading volumes. Technology revenue increased $225, or 8.1%, to $3.0 million in the first quarter of 2007, due to new software development contracts and higher recurring revenue. Other revenue increased $3.7 million, or 43.5%, to $12.1 million in the first quarter of 2007, primarily due to an increase in trading revenues in equities and foreign exchange, higher bond commissions in Canada, higher equity and option execution fees in the U.S. and Canada and commissions earned by Penson GHCO.

Employee compensation and benefits
     Total employee costs increased $3.8 million, or 19.6%, to $23.5 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. The primary reasons for this increase are due to two factors:
1)	We had a 34.7% increase in headcount from 666 as of March 31, 2006 to 897 as of March 31, 2007. The increase, primarily in our U.S. and Canadian clearing operations, was due to the fact that we continued to expand the variety of our services offered and the number of correspondents served in those markets. In addition, we increased our total employee base by 74 employees as a result of the acquisition of Penson GHCO which closed in February 2007.

2)	We had increased expenses in the first quarter of 2007 related to the issuance of stock-based awards beginning in the second quarter of 2006. The total amount of expense recognized for stock-based compensation awards was $1.1 million in the first quarter of 2007.
Floor brokerage, exchange and clearance fees
     Despite our increase in clearing revenues, total expenses in this category remained essentially flat at $5.0 million in both the quarter ended March 31, 2006 and the quarter ended March 31, 2007. This is primarily due to price reductions and rebates from central counterparties and industry clearinghouses which are directly related to overall industry volumes.
Communication and data processing
     Total expenses for our communication and data processing requirements increased $439, or 6.9%, to $6.8 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Penson GHCO acquisition, and in our Canadian operations.
Occupancy and equipment
     Total expenses for occupancy and equipment increased $117, or 3.8%, to $3.2 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.
Interest expense on short-term obligations
     Interest expense on short-term obligations increased $5.9 million, or 26.4%, to $28.3 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. Approximately half of the increase is attributable to the increase in customer balances. Our average daily balance of short-term obligations increased $350.9 million, or 21.5%, to $2.0 billion for the quarter ended March 31, 2007. During this same time period our average daily interest rate decreased approximately 14 basis points, or 5.6% to approximately 2.7%. The remaining half of the increase in short term interest expense is due to the increase in interest on conduit loans of $15.1 million for the quarter ended March 31, 2007 as compared to $12.1 million for the same quarter of 2006.
Other expenses
     Other expenses increased $1.9 million, or 42.3%, to $6.4 million from the quarter ended March 31, 2006 to the quarter ended March 31, 2007. The increase relates to increases in travel, legal, Sarbanes-Oxley compliance expenses and accounting expenses in our U.S. clearing operations and our Canadian operations
Interest expense on long term debt
     Interest expense on long-term debt decreased from $1.2 million for the quarter ended March 31, 2006 to $453 for the quarter ended March 31, 2007. This represents a 61.0% decrease, which was due to the fact that a portion of the IPO proceeds were used to pay down long-term debt.

Provision for income taxes
     Income tax expense, based on a tax rate of approximately 37.2%, was $4.2 million for the quarter ended March 31, 2007 as compared to $2.7 million for the quarter ended March 31, 2006. This increase was due mainly to increased operating profit in the quarter over quarter period.
Net income
     As a result of the foregoing, net income increased to $7.1 million for the quarter ended March 31, 2007 from $4.5 million for the quarter ended March 31, 2006.
Liquidity and capital resources
      Operating Liquidity -
     Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2007, we had eight uncommitted lines of credit with various US based and foreign banks for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Seven of these lines of credit permit us to borrow up to an aggregate of approximately $606.4 million while one line has no stated limits. Under the stated lines of credit, as of March 31, 2007, we had $131.0 million in short-term bank loans outstanding which left approximately $475.4 million available under such lines of credit.
     As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loans. There are no specific limitations on our borrowing capacities pursuant to our stock loan agreements. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At March 31, 2007, we had approximately $1.7 billion in borrowings under stock loan arrangements.
     As a result of our customers’ and correspondents activities, our operating cash flows may vary from year to year.
      Capital Resources -
     PWI provides capital to our operating subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit with a commercial bank syndicate. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of March 31, 2007, the Company had $25.0 million outstanding on this line of credit.
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
     As a holding company, PWI accesses the earnings of its operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.
     Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2007, PFSI had net capital of $128,516, which was $106,089 in excess of its required net capital of $22,427. In accordance with Rule 15c3-1, PFSI is subject to restrictions with respect to the amount of dividends it can declare or the amount of its equity capital that can be withdrawn. Without two days prior written notice, PFSI may not withdraw in excess of 30% of its excess net capital.

     Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of March 31, 2007. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2007.
Contractual obligations and commitments
     We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 14 to condensed consolidated financial statements for further information regarding our commitments and contingencies.
Off-balance sheet arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to unaudited condensed consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to software development and the valuation of stock-based compensation.
      Revenue Recognition
     Revenues from clearing transactions are recorded in the Company’s books and records on a trade date basis.
     There are three major types of technology revenues: (1) completed products that are processing transactions every month generate revenues per transaction which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability which are recognized in the month to which the charges apply; and (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned
     To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 (SOP 81-1) Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue. Costs associated with software developed for internal use are capitalized based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.
Stock-based compensation
     Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment, using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock based compensation prior to the adoption of SFAS No. 123(R) was not material. See also note 10 in the accompanying condensed consolidated financial statements for additional information related to the Company’s accounting for stock-based compensation.
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
Forward-Looking Statements
     This report contains forward-looking statements that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:
•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	Our inability to successfully implement new product offerings;

•	reductions in per transaction clearing fees;

•	legislative and regulatory changes;

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the Securities and Exchange Commission.
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

Item 3. Quantitative and qualitative disclosure about market risk
     We do not have material exposure to interest rate changes, commodity price changes or similar market risks other than the effect they may have on trading volumes and the profitability of our margin lending activities and interest earned by investing customers’ cash. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk. We are exposed to market risk principally through exposure to fluctuations in currency exchange. As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the Euro and the Canadian dollar, may materially affect our operating results.
     We do not typically use financial instruments to hedge our exposure to foreign currency fluctuations. A substantial portion of our net sales is denominated in currencies other than the U.S. dollar. In our condensed consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars.
     We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. In addition, during the first quarter of 2007, we announced that we had been approved by the NASD to offer portfolio margining to our customers and correspondents. Portfolio margining is a significant change to existing margin rules, which under the Federal Reserve’s Regulation T require 50 percent initial collateral for qualified securities. Under the new rules, certain securities can be held in portfolio margin accounts with as little as 15 percent initial collateral, enabling investors to significantly increase their leverage.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K filed on March 30, 2007, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We issued 1.4 million unregistered shares of our common stock during the first quarter. Of this amount, 28 were pursuant to the terms of our 2000 Stock Incentive Plan and the terms of the equity-based awards made under those plans.
Item 3. Defaults Upon Senior Securities
     None reportable
Item 4. Submission of Matters to a Vote of Security Holders
     None reportable
Item 5. Other Information
     None reportable
Item 6. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing
10.1	Third Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated April 5, 2007. †	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.
/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer
Date: May 10, 2007

/s/ Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer and principal financial and accounting officer
Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing
10.1	Third Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated April 5, 2007.†	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.