Form 10-Q
period 2007-06-30
PENSON WORLDWIDE INC
filed 2007-08-14
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2007, there were 26,782,581 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except par values)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$274,971	$103,054
Cash and securities — segregated under Federal and other regulations	906,038	577,336
Receivable from broker-dealers and clearing organizations	442,603	338,872
Receivable from customers, net	1,307,013	1,239,170
Receivable from correspondents	354,438	117,343
Securities borrowed	2,929,873	1,783,403
Securities owned, at market value	226,995	172,277
Deposits with clearing organizations	244,699	202,033
Property and equipment, net	24,033	18,698
Other assets	135,030	92,204

Total assets	$6,845,693	$4,644,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to broker-dealers and clearing organizations	$290,442	$169,749
Payable to customers	2,976,005	2,214,987
Payable to correspondents	477,460	260,029
Short-term bank loans	150,288	60,186
Notes payable	25,000	10,000
Securities loaned	2,513,601	1,589,395
Securities sold, not yet purchased	65,136	60,124
Accounts payable, accrued and other liabilities	76,578	68,136

Total liabilities	6,574,510	4,432,606

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,834 shares issued and 26,729 outstanding as of June 30, 2007; 26,154 issued and 25,078 outstanding as of December 31, 2006	278	262
Additional paid-in capital	231,756	188,219
Accumulated other comprehensive income	4,716	2,159
Retained earnings	53,674	39,562
Treasury stock (1,105 and 1,076 shares at June 30, 2007 and December 31, 2006, respectively, at cost)	(19,241)	(18,418)

Total stockholders’ equity	271,183	211,784

Total liabilities and stockholders’ equity	$6,845,693	$4,644,390

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Clearing and commission fees	$27,963	$21,162	$52,627	$42,051
Technology	3,758	2,767	6,777	5,561
Interest, gross	61,210	38,890	109,445	77,146
Other	11,063	7,516	20,131	14,682

	103,994	70,335	188,980	139,440

Expenses
Employee compensation and benefits	24,903	19,754	48,376	39,383
Floor brokerage, exchange and clearance fees	7,107	6,182	12,098	11,148
Communications and data processing	8,106	5,946	14,887	12,288
Occupancy and equipment	4,073	3,332	7,290	6,432
Interest expense on short-term obligations	39,614	21,232	67,914	43,630
Other expenses	7,726	4,416	14,123	8,912
Interest expense on long-term debt	474	911	927	2,073

	92,003	61,773	165,615	123,866

Income from continuing operations before income taxes	11,991	8,562	23,365	15,574
Income tax expense	4,437	2,998	8,673	5,666

Income from continuing operations	7,554	5,564	14,692	9,908

Income from discontinued operations, net of tax of $0, $73, $0, and $156, respectively	—	114	—	243

Net income	$7,554	$5,678	$14,692	$10,151

Earnings per share-basic:
Earnings per share from continuing operations	$0.28	$0.25	$0.55	$0.49
Earnings per share from discontinued operations	—	0.01	—	0.01

Net income per share	$0.28	$0.26	$0.55	$0.50

Earnings per share-diluted:
Earnings per share from continuing operations	$0.28	$0.25	$0.54	$0.48
Earnings per share from discontinued operations	—	0.01	—	0.01

Net income per share	$0.28	$0.26	$0.54	$0.49

Weighted average shares outstanding — basic	26,689	21,773	26,496	20,276
Weighted average shares outstanding — diluted	27,276	22,020	27,085	20,509
See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance, December 31, 2006	$—	25,078	$262	$188,219	$(18,418)	$2,159	$39,562	$211,784
Net income	—	—	—	—	—	—	14,692	14,692
Foreign currency translation adjustments, net of tax of $1,649	—	—	—	—	—	2,557	—	2,557
Repurchase of treasury stock, at cost	—	(29)	—	—	(823)	—	—	(823)
Issuance of common stock	—	1,487	15	39,544	—	—	—	39,559
Stock-based compensation expense	—	86	—	2,304	—	—	—	2,304
Exercise of stock options	—	107	1	1,039	—	—	—	1,040
Excess tax benefit due to exercise of stock options	—	—	—	650	—	—	—	650
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(580)	(580)

Balance, June 30, 2007	$—	26,729	$278	$231,756	$(19,241)	$4,716	$53,674	$271,183

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,692	$10,151
Loss from discontinued operations	—	(243)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,335	5,117
Stock-based compensation	2,304	891
Operating activities from discontinued operations	—	243
Changes in operating assets and liabilities exclusive of effect of business combination:
Cash and securities — segregated under Federal and other regulations	(272,622)	102,152
Net receivable/payable with customers	694,843	197,774
Net receivable/payable with correspondents	(12,603)	(16,703)
Securities borrowed	(1,146,470)	190,867
Securities owned	(49,848)	(5,898)
Deposits with clearing organizations	(33,783)	(4,525)
Other assets	(580)	39,217
Net receivable/payable with broker dealers and clearing organizations	(45,158)	17,181
Securities loaned	924,206	(492,629)
Securities sold, not yet purchased	5,012	(3,188)
Accounts payable, accrued and other liabilities	3,115	(1,196)

Net cash provided by operating activities	90,443	39,211

Cash flows from investing activities:
Business combination, net of cash acquired	(20,647)	(4,136)
Purchase of property and equipment	(7,381)	(6,075)

Net cash used in investing activities	(28,028)	(10,211)

Cash flows from financing activities:
Proceeds from notes payable	71,000	20,300
Repayments of notes payable	(56,000)	(52,395)
Net borrowing on short-term bank loans	90,102	(12,636)
Exercise of stock options	1,040	62
Excess tax benefit on exercise of stock options	650	—
Purchase of treasury stock	(823)	(7,364)
Proceeds from initial public offering	—	114,152
Direct costs of capital raised	—	(3,074)
Issuance of common stock	976	—

Net cash provided by financing activities	106,945	59,045

Effect of exchange rates on cash	2,557	877

Increase in cash and cash equivalents	171,917	88,922
Cash and cash equivalents at beginning of period	103,054	99,506

Cash and cash equivalents at end of period	$274,971	$188,428

Supplemental cash flow disclosures:
Income tax payments	$7,021	$2,230
Interest payments	$9,160	$7,472
See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except per share data or where noted)
1. Basis of Presentation
     Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal operating subsidiaries, Penson Financial Services, Inc. (PFSI), Penson Financial Services Canada Inc. (PFSC), Penson Financial Services, Ltd. (PFSL), NEXA Technologies, Inc. (NEXA), Penson Financial Futures, Inc. (PFFI), Penson GHCO (Penson GHCO) and Penson Asia Limited (Penson Asia) (collectively, the Company), it provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing, financial technology services and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities. PFSI is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the NASD (n/k/a FINRA), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and the London Stock Exchange. Each of PFFI and Penson GHCO are a registered Futures Commission Merchant (FCM) with the Commodity Futures Trading Commission (CFTC) and a member of the National Futures Association (NFA).
     The accompanying interim unaudited condensed consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (SAI). SAI’s operating subsidiaries include PFSI, NEXA, PFFI, SAH, Inc., Penson Holdings, Inc., and its wholly owned subsidiaries, PFSC, PFSL, and PFS Ventures, Inc., Penson Asia and GHP1, Inc. and its subsidiary GHP2, LLC and their subsidiary Penson GHCO. All significant intercompany transactions and balances have been eliminated in consolidation.
     The unaudited interim condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2007 and 2006 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The Unaudited Interim Condensed Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
     In the opinion of management, the unaudited accompanying condensed statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2006, as filed with the SEC on Form 10-K.
     Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
     Initial public offering — On May 17, 2006, the Company completed an initial public offering of 7.2 million newly issued shares of common stock, at an offering price of $17.00 per share, with net proceeds to the Company of $111.1 million after expenses. Concurrent with the initial public offering, the Company effected a 1 for 2.4 share reverse stock split. The unaudited condensed consolidated financial statements reflect the retroactive effect of the reverse stock split and appropriate reclassification of capital accounts.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
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
     Reclassifications — The Company has reclassified certain prior period amounts to conform to the current period’s presentation, including the reclassification of commission fees previously included in “Other” revenue on the unaudited condensed consolidated statements of income to a new category now classified as “Clearing and commission fees”. This reclassification was primarily a result of the Penson GHCO acquisition which occurred on February 16, 2007, as the commission fees earned by Penson GHCO represent fees for clearing and execution services.
     The reclassifications had no effect on the unaudited condensed consolidated statements of income or stockholders’ equity as previously reported.
Recent Accounting Pronouncements
          On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial position, results of income and cash flows.
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
(In thousands, except per share data or where noted)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$2,973	$—	$9,565
Costs and expenses	—	(2,786)	—	(9,166)

Income before income taxes	—	187	—	399
Income taxes	—	73	—	156

Income from discontinued operations	$—	$114	$—	$243

3. Acquisitions
Computer Clearing Services, Inc.
     In May 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (CCS). In January 2006, the Company paid approximately $4.1 million for substantially all of the assets of and assumed certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the unaudited condensed consolidated financial statements since that date. In addition, the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over a four year period beginning November, 2005. The contingent payout consists of a combination of cash and the Company’s common stock. At December 31, 2006, a liability of approximately $5.1 million had been accrued as a result of this contingent payout, and was included in other liabilities in the condensed consolidated statement of financial condition. This liability was paid during the first quarter of 2007. Through June 30, 2007, an additional $1.3 million in cash and stock had been paid to the previous owners of CCS and at June 30, 2007 an additional liability of $951 had been accrued as a result of the CCS contingent payout.
Acquisition of the clearing business of Schonfeld Securities, LLC
     In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC. (Schonfeld), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007 issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. The Company may require Schonfeld to return some or all of these shares if certain terms and conditions of the asset purchase agreement are not fulfilled. In addition, the Company has agreed to pay an earnout of stock and cash over the next four years based on cash flows and net income, as defined pursuant to the purchase agreement, of the acquired business. The Company began conversion of Schonfeld’s correspondents during the first quarter of 2007 and has completed all conversions as of the date of this filing. At June 30, 2007, a liability of approximately $1.7 million had been accrued as a result of the earnout and is included in other liabilities in the condensed consolidated statement of financial condition.
Acquisition of Goldenberg Hehmeyer and Co.
     In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer & Co. (GHCO), a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $24.6 million in cash and issued 139 shares of stock to the previous owners of GHCO and named the acquired entity Penson GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which was held back as a short-term indemnity against certain claims the Company may face related to the acquisition. In addition, the Company agreed to

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s financial statements since the February 16, 2007 acquisition date. The impact of Penson GHCO’s operating results was not material to the Company’s financial results for the three and six month periods ended June 30, 2007. Subsequent to June 30, 2007, the Company paid approximately $3.2 million in cash related to the holdback of the initial purchase price. On June 30, 2007, Penson GHCO acquired substantially all of the assets of PFFI as part of an internal reorganization and consolidation of assets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic and diluted:
Income from continuing operations	$7,554	$5,564	$14,692	$9,908
Discontinued operations	—	114	—	243

Net income	$7,554	$5,678	$14,692	$10,151

Weighted average common shares outstanding — Basic	26,689	21,773	26,496	20,276
Assumed conversion of preferred shares	—	162	—	162
Non-vested Restricted stock	510	85	537	71
Shares issuable	77	—	52	—

Weighted average common shares and common share equivalents — Diluted	27,276	22,020	27,085	20,509

Basic earnings per common share:
Income from continuing operations	$0.28	$0.25	$0.55	$0.49
Discontinued operations	—	0.01	—	0.01

Basic earnings per common share	$0.28	$0.26	$0.55	$0.50

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.25	$0.54	$0.48
Discontinued operations	—	0.01	—	0.01

Diluted earnings per common share	$0.28	$0.26	$0.54	$0.49

5 . Segregated assets
     Cash and securities segregated under U.S. federal and other regulations totaled $906,038 at June 30, 2007 for the Company. Cash and securities segregated under federal and other regulations by PFSI totaled $750,113 at June 30, 2007. Of this amount, $716,976 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act), against a requirement as of June 30, 2007 of $636,718. The remaining balance of $33,137 at the end of the period relates to PFSI’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (PAIB) calculation, as defined. The PAIB calculation is completed in order for each correspondent firm that uses PFSI as its clearing broker-dealer to classify its assets held by PFSI as allowable assets in the correspondent’s net capital calculation. As of June 30, 2007, PFSI had no PAIB reserve requirement. In addition, $4,741 was segregated for the benefit of customers by Penson GHCO and PFFI pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $64,734 and $86,450 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2006, $577,366 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
6. Receivable from and payable to broker-dealers and clearing organizations
     Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2007	2006
Receivable:
Securities failed to deliver	$265,439	$241,108
Receivable from clearing organizations	177,164	97,764

	$442,603	$338,872

Payable:
Securities failed to receive	$167,467	$102,238
Payable to clearing organizations	122,975	67,511

	$290,442	$169,749

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
7. Securities owned and securities sold, not yet purchased
     Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	June 30,	December 31,
	2007	2006
Securities Owned:
Corporate	$49,240	$38,934
Certificates of deposit and term deposits	8,574	25,355
U.S. Federal, State and municipal	64,975	28,049
Canadian government obligations	104,206	79,939

	$226,995	$172,277

Securities Sold, Not Yet Purchased:
Corporate	$25,336	$19,739
Canadian government obligations	39,800	40,385

	$65,136	$60,124

8. Short-term bank loans and stock borrow
     At June 30, 2007 and December 31, 2006, the Company had $150,288 and $60,186, respectively in short-term bank loans outstanding under our uncommitted lines of credit with nine financial institutions. Eight of these lines of credit permit the Company to borrow up to an aggregate of approximately $622 million while one line does not have a specified borrowing limit.
     The Company also has the ability to borrow under stock loan arrangements where the Company currently has approximately $2.5 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
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
10. Stock-based compensation
     The Company has two stock-based employee compensation plans, the Employee Stock Purchase Plan (ESPP) and the 2000 Stock Incentive Plan. The Company provides an opportunity for its employees to purchase the Company’s stock under the ESPP and makes awards of stock options and restricted stock units (RSUs) under the 2000 Stock Incentive Plan. Under the ESPP, 463 shares of common stock have been reserved. Of this amount, 122 shares have been purchased and 341 shares remain available for future purchase. Under the 2000 Stock Incentive Plan, as amended in July, 2005, 3.0 million shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2.2 million shares of common stock have been granted and approximately 888 shares remain available for future grant.
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
(In thousands, except per share data or where noted)
no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Share-Based Payment.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the six month period ended June 30, 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In adopting SFAS No. 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes for the three month periods ended June 30, 2007 and 2006 was reduced by $1.2 million and $658, respectively, while net income was reduced by approximately $766 and $428, respectively, for the same periods. Similarly, as a result of adopting SFAS No. 123(R), income before income taxes for the six month periods ended June 30, 2007 and 2006 was reduced by $2.3 million and $875, respectively, while net income was reduced by approximately $1.4 million and $557, respectively, for the same periods.
     Stock options
     During the three month periods ended June 30, 2007 and 2006, the Company granted 58 and 1.118 million stock options, respectively, to employees. During the six month periods ended June 30, 2007 and 2006, the Company granted 105 and 1.118 million stock options, respectively, to employees. The grant price of the options was the market value at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average grant date fair value	$5.73	$4.82	$7.42	$4.82
Weighted average assumptions used:
Expected volatility	27.0%	20.0%	27.5%	20.0%
Expected term (in years)	2.25	4.75	3.4	4.75
Risk-free interest rate	4.8%	5.0%	4.8%	5.0%
Expected dividend yield	—	—	—	—
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
     The Company recorded compensation expense relating to stock options of approximately $449 and $829 during the three and six month periods ended June 30, 2007, respectively. During the three months ended June 30, 2006, the Company recognized $168 in stock compensation expense related to stock options. As no stock compensation expense relating to stock options was recognized during the three months ended March 31, 2006, the total stock compensation expense recognized relating to stock options for the six months ended June 30, 2006 was also $168.
     During the year ended December 31, 2002, the Company granted stock options to certain employees and non-employee directors. The options have a term of ten years. All such options have vested.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
     A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	(in whole dollars)	(in years)	Value
Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320
Granted	105	28.30	—	—
Exercised	(106)	9.77	—	2,010
Forfeited, cancelled or expired	(65)	17.03	—	—

Outstanding, June 30, 2007	1,214	$16.93	6.24	$9,598

Options exercisable at June 30, 2007	335	$13.38	5.25	$3,742

     The aggregate intrinsic value of the options exercised during the six months ended June 30, 2007 was approximately $2.0 million. At June 30, 2007, the Company had approximately $3.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.73 years. Cash received from stock option exercises totaled approximately $1.0 million during the six months ended June 30, 2007.
   Restricted Stock Units
     A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Contractual	Aggregate
	Number of	Fair Value	Term	Intrinsic
	Units	(in whole dollars)	(in years)	Value
Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	70	28.50	—	—
Distributed	(87)	14.85	—	—
Terminated, cancelled or expired	(28)	12.86	—	—

Outstanding, June 30, 2007	514	$16.44

     The weighted average grant-date fair value of the restricted stock units granted during the six month periods ended June 30, 2007 and 2006 was $28.50 and $17, respectively. The Company recorded compensation expense relating to restricted stock units of approximately $693 and $217 during the three month periods ended June 30, 2007 and 2006, respectively. Similarly, the Company recorded compensation expense relating to restricted stock units of approximately $1.3 million and $707 during the six month periods ended June 30, 2007 and 2006, respectively.
     There is approximately $7.2 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at June 30, 2007. The cost of these unvested restricted units is expected to be recognized over a weighted average life of 2.94 years.
   Employee stock purchase plan
     In July, 2005, The Company’s board of directors adopted the ESPP, designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock have initially been reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. In no event will any such annual increase exceed 150 shares. Shares reserved under the plan increased by 150 shares effective January 1, 2007.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
     The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary, up to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2007, 122 shares of common stock had been purchased by employees pursuant to the ESPP plan and the Company recognized $73 and $145, respectively, in expense during the three and six month periods ended June 30, 2007 related to the plan. No expense was recognized during the three and six month periods ended June 30, 2006 related to the plan.
11. Commitments and contingencies
     The Company is named in various legal matters arising in the ordinary course of business. Management does not believe the resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors whereby the Company has agreed to indemnify each of its directors to the maximum amount permitted under the Company’s bylaws. Although management has not received any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of June 30, 2007 or December 31, 2006.
12. Income taxes
     The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Foreign taxes	(1.8)	0.3	(1.5)	0.4
State and local income taxes, net of federal benefit	2.7	4.3	2.7	3.5
Change in valuation allowance due to NOL utilization	—	(5.3)	—	(2.9)
Other, net	1.1	.7	.9	0.4

	37.0%	35.0%	37.1%	36.4%

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
13. Segment information
     Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for each geographic region.

	United
Three Months Ended June 30, 2007	States	Canada	Other	Consolidated
Revenue	$79,573	$19,225	$5,196	$103,994
Income from continuing operations before tax	8,009	3,742	240	11,991
Net income	4,756	2,680	118	7,554
Segment assets	5,721,865	903,457	220,371	6,845,693
Intangibles	54,042	605	312	54,959
Capital expenditures	3,232	378	354	3,964
Depreciation and amortization	2,618	337	172	3,127
Amortization of intangibles	835	—	—	835

	United
Three Months Ended June 30, 2006	States	Canada	Other	Consolidated
Revenue	$51,089	$15,568	$3,678	$70,335
Income (loss) from continuing operations before tax	5,969	3,132	(539)	8,562
Income from discontinued operations	114	—	—	114
Net income (loss)	4,198	2,019	(539)	5,678
Segment assets	2,658,797	666,137	500,335	3,825,269
Intangibles	14,410	538	—	14,948
Capital expenditures	2,294	422	234	2,950
Depreciation and amortization	1,578	360	131	2,069
Amortization of intangibles	594	—	—	594

	United
Six Months Ended June 30, 2007	States	Canada	Other	Consolidated
Revenue	$142,503	$35,945	$10,532	$188,980
Income from continuing operations before tax	14,996	7,427	942	23,365
Net income	8,916	5,201	575	14,692
Segment assets	5,721,865	903,457	220,371	6,845,693
Intangibles	54,042	605	312	54,959
Capital expenditures	5,909	761	711	7,381
Depreciation and amortization	4,771	646	354	5,771
Amortization of intangibles	1,564	—	—	1,564

	United
Six Months Ended June 30, 2006	States	Canada	Other	Consolidated
Revenue	$102,434	$30,545	$6,461	$139,440
Income (loss) from continuing operations before tax	10,520	5,983	(929)	15,574
Income from discontinued operations	243	—	—	243
Net income (loss)	7,242	3,837	(928)	10,151
Segment assets	2,658,797	666,137	500,335	3,825,269
Intangibles	14,410	538	—	14,948
Capital expenditures	5,205	582	288	6,075
Depreciation and amortization	2,968	692	247	3,907
Amortization of intangibles	1,210	—	—	1,210

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)
(In thousands, except per share data or where noted)
14. Regulatory requirements
     PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2007, PFSI had net capital of $128,058, and was $106,083 in excess of its required net capital of $21,975. At December 31, 2006, PFSI had net capital of $134,244, and was $110,919 in excess of its required net capital of $23,325.
     Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2007.

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
     Since starting our business in 1995 with three correspondents, we have grown to serve approximately 236 active correspondents as of June 30, 2007. Our revenues were $104.0 million and $70.3 million for the three month periods ended June 30, 2007 and 2006, respectively, while our revenues were $189.0 million and $139.4 million for the six month periods ended June 30, 2007 and 2006, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from our stock loan activities. Our clearing and commission fees are based principally on the number of trades we clear. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.
     Increasing interest rates in the U.S. combined with growth in our correspondents’ underlying assets that earn interest has improved our interest income. Further, by increasing our capital, we have increased available lines of credit enabling us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our revenues grew substantially in 2006 and 2007, principally from increases in interest income from our stock loan business as well as from our 2006 acquisition of CCS. In addition, since our 2004 acquisition of NEXA we have been able to rapidly expand our technology services business, leading to year over year increases in technology revenues.
     Finally, as anticipated, the proceeds from our May 2006 public offering and the $75 million credit facility entered into in May 2006 were used substantially to increase our net capital reserves, which, in turn, has helped support our growth.
Fiscal 2007 Significant Events
•	On February 16, 2007, we closed our acquisition of Penson GHCO. Though not currently material, their financial results have been included in the unaudited condensed consolidated financial statements beginning as of that date.

•	In April, 2007 we were approved by the National Association of Securities Dealers (NASD) (n/k/a FINRA), to offer Portfolio Margining to customers, including correspondent firms and their retail customers.

•	We completed the conversion of correspondents related to the recently acquired clearing business of Schonfeld.

•	We resolved the cash management issues relating to the bank borrowings for the financing of institutional customer proprietary trading assets.

•	We amended our $75.0 million credit facility to permit us to make non-controlling equity or property investments to the extent that such investments do not exceed $5.0 million for any single transaction and $20.0 million in the aggregate during any fiscal year.

•	We continued to expand our stock loan business.

•	We generated consecutive quarterly profits in our U.K subsidiary.

•	The Board approved, and the Company will proceed with plans to buy back up to $25 million of its common shares.
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
Financial overview
Revenues
     Our largest source of revenue is interest income, representing 58.9% and 57.9% for the three and six months ended June 30, 2007. We often refer to our interest income as Interest, gross to distinguish this category of revenue from Interest, net that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances, interest earned by investing customers’ cash, from stock loan activity and money market funds. These revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. Our clearing and commission fees are based principally on the number of trades we clear. Other revenues are generated by trading revenues in equities and foreign exchange, equity and option execution fees, and fees charged to our correspondents’ customers.
     Revenues from clearing and commission fees represented 26.9% and 30.1% of our total revenues in the three month periods ended June 30, 2007 and 2006, respectively while revenues from clearing and commission fees represented 27.8% and 30.2% of our total revenues in the six month periods ended June 30, 2007 and 2006, respectively. Interest income represented 58.9% and 55.3%, respectively, of our total revenues in the three month periods ended June 30, 2007 and 2006, respectively while interest income represented 57.9% and 55.3% of our total revenues in the six month periods ended June 30, 2007 and 2006, respectively.
Expenses
  Employee compensation and benefits
     Compensation and benefits that we pay to our employees includes salaries, bonuses, stock-based compensation in the form of options, restricted stock units and the ESPP, group insurance, contributions to benefit programs and other related employee costs. These costs vary by country according to the local prevailing wage standards. We are improving our use of technology to limit the number of employees and thus keep costs competitive. In the U.S., a majority of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A significant portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.
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

Comparison of three months ended June 30, 2007 and June 30, 2006
Overview
     Results of operations increased in our clearing and commission fee operations, interest earned and in our technology business for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the second quarter of 2007 as compared to the second quarter of 2006, primarily due to increased trading volumes in the U.S., the addition of Penson GHCO and the Schonfeld business, continued growth in our Canadian operations and the improvements in our U.K. and Nexa businesses discussed below. We operate in one reportable business segment across several geographical locations (See also Note 13 to the unaudited condensed consolidated financial statements).
     Beginning in September of 2005, we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The stock loan business and the interest income generated by it has expanded significantly since that time. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the stock loans and earn interest income on the stock borrowings, earning a net spread of 25 to 50 basis points on the transactions.
     We earned a profit in the U.K. during each of the first and second fiscal quarters of 2007. The revised operating strategy we implemented in the U.K. in 2005 continued to develop and led to a significant reduction in operating losses during 2006. In the second quarter of 2007 our U.K. operations, aided by significant volume increases from existing correspondents and enhanced opportunities to bill correspondents for other services, earned operating income of $395 as compared to an operating loss of $538 for the second quarter of 2006. We intend to continue with our plans to add new correspondents and provide new products or enhanced services to existing correspondents. We anticipate that improved technology and processes makes the UK offering more scalable going forward.
     Our technology business, NEXA, experienced an operating loss of $637 for the second quarter of 2007 as compared to $895 for the same period in 2006. Increases in recurring revenues and control of expenses have accounted for this improvement. We are reviewing our strategies to ensure that we are making the best use of our technology assets.
     The above factors resulted in substantially improved operating results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

     The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)
Revenues:
Clearing and commission fees	$6,801	32.1
Technology	991	35.8
Interest:
Interest on asset based balances	14,198	54.0
Interest on conduit borrows	7,889	70.5
Money market	233	16.5

Interest, gross	22,320	57.4
Other revenue	3,547	47.2

Total revenues	33,659	47.9

Expenses:
Employee compensation and benefits	5,149	26.1
Floor brokerage, exchange and clearance fees	925	15.0
Communications and data processing	2,160	36.3
Occupancy and equipment	741	22.2
Interest:
Interest expense on liability based balances	11,507	104.6
Interest on conduit loans	6,875	67.2

Interest expense on short-term obligations	18,382	86.6
Other expenses	3,310	75.0
Interest expense on long-term debt	(437)	(48.0)

Total expenses	30,230	48.9

Income from continuing operations before income taxes	$3,429	40.0

Revenues
     Total revenues increased $33.7 million, or 47.9%, to $104.0 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. The primary reason for this increase was that interest revenue increased $22.3 million, or 57.4%, to $61.2 million during the 2007 period. Of the increase in interest revenue, $14.2 million or 63.6% was primarily due to the increase in our average daily interest-earning assets of $1.2 billion, or 52.2% to $3.5 billion for the quarter ended June 30, 2007. This increase came from our current customers, and from the addition of the customers of Schonfeld Securities and Penson GHCO. During this same time period our average interest rate increased approximately 11 basis points, or 2.4% to approximately 4.69%. The increase in interest on our conduit borrows was $7.9 million, or 35.4% of the increase. The Company introduced the stock loan conduit operation in the third quarter of 2005 and it has continued to grow since its introduction. Interest, net increased by $3.9 million for the quarter ended June 30, 2007 to $21.6 million as compared to $17.7 million for the quarter ended June 30, 2006. This increase is due to higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.
     Revenues also increased across all of our other business lines. Clearing and commission fees increased $6.8 million, or 32.1%, to $28.0 million during this same period, primarily due to higher trading volumes and the addition of Penson GHCO that was acquired on February 16, 2007. Technology revenue increased $991, or 35.8%, to $3.8 million in the second quarter of 2007, due to higher recurring revenue. Other revenue increased $3.5 million, or 47.2%, to $11.1 million in the second quarter of 2007, primarily due to an increase in trading revenues in equities and foreign exchange and higher equity and option execution fees in the U.S. and Canada.

Employee compensation and benefits
     Total employee costs increased $5.1 million, or 26.1%, to $24.9 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. The primary reasons for this increase are due to two factors:
1)	We had a 30.6% increase in headcount from 719 as of June 30, 2006 to 939 as of June 30, 2007. The increase, primarily in our U.S. and Canadian clearing operations, was due to the fact that we continued to expand the variety of our services offered and the number of correspondents served in those markets. In addition, we increased our total employee base by 81 employees as a result of the acquisition of Penson GHCO which closed in February 2007.

2)	We had increased employee benefit expenses in the second quarter of 2007 related to the issuance of stock-based awards made in the middle of the second quarter of 2006. The total amount of expense recognized for stock-based compensation awards was $1.2 million in the second quarter of 2007 compared to $385 for the second quarter of 2006.
Floor brokerage, exchange and clearance fees
     Floor brokerage, exchange and clearance fees increased $925, or 15.0%, to $7.1 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. This is primarily due to higher trading volumes and the addition of Penson GHCO and the Schonfeld business.
Communication and data processing
     Total expenses for our communication and data processing requirements increased $2.2 million, or 36.3%, to $8.1 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. This increase reflects additional growth in volumes in our U.S. operations, the addition of Penson GHCO and the Schonfeld business, and increases in our Canadian operations.
Occupancy and equipment
     Total expenses for occupancy and equipment increased $741, or 22.2%, to $4.1 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.
Interest expense on short-term obligations
     Interest expense on short-term obligations increased $18.4 million, or 86.6%, to $39.6 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. Approximately 63% of the increase is attributable to the increase in customer balances. Our average daily balance of short-term obligations increased $995.0 million, or 56.8%, to $2.7 billion for the quarter ended June 30, 2007, partially due to the temporary use of larger than expected bank borrowings to finance institutional customer proprietary trading assets. During this same time period our average daily interest rate increased approximately 77 basis points, or 30.7% to approximately 3.28%. The remaining 37% of the increase in short term interest expense is due to the increase in interest on average daily conduit loans of $676.9 million offset by a decrease of 4 basis points for the quarter ended June 30, 2007.
Other expenses
     Other expenses increased $3.3 million, or 75.0%, to $7.7 million from the quarter ended June 30, 2006 to the quarter ended June 30, 2007. The increase relates to increases in travel, legal, Sarbanes-Oxley compliance expenses and accounting expenses in our U.S. clearing operations, the addition of Penson GHCO and the Schonfeld business, and increases in our Canadian operations.
Interest expense on long term debt
     Interest expense on long-term debt decreased from $911 for the quarter ended June 30, 2006 to $474 for the quarter ended June 30, 2007. This represents a 48.0% decrease, which was due to the fact that a portion of the IPO proceeds were used to pay down long-term debt.

Provision for income taxes
     Income tax expense, based on a tax rate of approximately 37.0%, was $4.4 million for the quarter ended June 30, 2007 as compared to $3.0 million for the quarter ended June 30, 2006. This increase was due mainly to increased operating profit as well as a 2% increase in rate in the quarter over quarter period.
Net income
     As a result of the foregoing, net income increased to $7.6 million for the quarter ended June 30, 2007 from $5.7 million for the quarter ended June 30, 2006.
Comparison of six months ended June 30, 2007 and June 30, 2006
Overview
     Results of operations increased in our clearing operations, interest earned and in our technology business for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Management records revenue for the clearing and commission operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to increased trading volumes in the U.S., the acquisition of Penson GHCO, and continued growth in our Canadian operations and the improvements in our U.K. and Nexa businesses discussed below. We operate in one reportable business segment across several geographical locations (See also Note 13 to the unaudited condensed consolidated financial statements).
     Beginning in September of 2005, we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The stock loan business and the interest income generated by it have expanded significantly since that time. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the stock loans and earn interest income on the stock borrowings, earning a net spread of 25 to 50 basis points on the transactions.
     We earned a profit in the U.K. during each of the first and second fiscal quarters of 2007. The revised operating strategy we implemented in the U.K. in 2005 continued to develop and led to a significant reduction in operating losses during 2006. The expected break even point arrived in the fourth quarter of 2006. In the first half of 2007 our U.K. operations, aided by significant volume increases from existing correspondents and enhanced opportunities to bill correspondents for other services, earned an operating profit of $1.2 million as compared to an operating loss of $928 for the first half of 2006. We intend to continue with our plans to add new correspondents and provide new products or enhanced services to existing correspondents. We anticipate that improved technology and processes makes the UK offering more scalable going forward.
     Our technology business, NEXA, experienced an operating loss of $1.7 million for the six months ended June 30, 2007 as compared to $2.1 million for the same period in 2006. Increases in recurring revenues and control of expenses have accounted for this improvement. We are reviewing our strategies to ensure that we are making the best use of our technology assets.
     The above factors resulted in substantially improved operating results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

     The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)
Revenues:
Clearing and commission fees	$10,576	25.2
Technology revenues	1,216	21.9
Interest:
Interest on asset based balances	21,202	42.8
Interest on conduit borrows	10,801	43.6
Money market	296	10.4

Interest, gross	32,299	41.9
Other revenue	5,449	37.1

Total revenues	49,540	35.5

Expenses:
Employee compensation and benefits	8,993	22.8
Floor brokerage, exchange and clearance fees	950	8.5
Communications and data processing	2,599	21.2
Occupancy and equipment	858	13.3
Interest:
Interest expense on liability based balances	14,454	68.1
Interest on conduit loans	9,830	43.9
Interest expense on short-term obligations	24,284	55.7
Other expenses	5,211	58.5
Interest expense on long-term debt	(1,146)	(55.3)

Total expenses	41,749	33.7

Income from continuing operations before income taxes	$7,791	50.0

Revenues
     Total revenues increased $49.5 million, or 35.5%, to $189.0 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The primary reason for this increase was that interest revenue increased $32.3 million, or 41.9%, to $109.4 million during the 2007 period. Of the increase in interest revenue, $21.2 million or 65.6% was primarily due to the increase in our average daily interest-earning assets from our current customers, and the addition of Schonfeld and Penson GHCO, of $774 million, or 34.9% to $3.0 billion for the six months ended June 30, 2007. This increase came from our current customers and from the addition of the customers of Schonfeld Securities and Penson GHCO. During this same time period our average interest rate increased approximately 27 basis points, or 6.1% to approximately 4.72%. The increase in interest on our conduit borrows was $10.8 million, or 33.4% of the increase. The Company introduced the stock loan conduit operation in the third quarter of 2005 and it has continued to grow since its introduction. Interest, net increased by $8.0 million for the six months ended June 30, 2007 to $41.5 million as compared to $33.5 million for the six months ended June 30, 2006. This increase is due to higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.
     Revenues also increased across all of our other business lines. Clearing and commission fees increased $10.6 million, or 25.2%, to $52.6 million during this same period, primarily due to higher trading volumes and the addition of Penson GHCO that was acquired on February 16, 2007. Technology revenue increased $1.2, or 21.9%, to $6.8 million in the six months ended June 30, 2007, due to higher recurring revenue. Other revenue increased $5.5 million, or 37.1%, to $20.1 million in the six months ended June 30, 2007, primarily due to an increase in trading revenues in equities and foreign exchange and higher equity and option execution fees in the U.S. and Canada.

Employee compensation and benefits
     Total employee costs increased $9.0 million, or 22.8%, to $48.4 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The primary reasons for this increase are due to two factors:
3)	We had a 30.6% increase in headcount from 719 as of June 30, 2006 to 939 as of June 30, 2007. The increase, primarily in our U.S. and Canadian clearing operations, was due to the fact that we continued to expand the variety of our services offered and the number of correspondents served in those markets. In addition, we increased our total employee base by 81 employees as a result of the acquisition of Penson GHCO which closed in February 2007.

4)	We had increased employee benefit expenses in the six months ended June 30, 2007 related to the issuance of stock-based awards made in the middle of the second quarter of 2006. The total amount of expense recognized for stock-based compensation awards was $2.3 million for the six months ended June 30, 2007 as compared to $875 for the corresponding period in the prior year.
Floor brokerage, exchange and clearance fees
     Total expenses in this category increased $950, or 8.5%, to $12.1 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This is primarily due to higher clearing volumes and the addition of Penson GHCO and the Schonfeld business.
Communication and data processing
     Total expenses for our communication and data processing requirements increased $2.6 million, or 21.2%, to $14.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Penson GHCO and Schonfeld acquisitions, and in our Canadian operations.
Occupancy and equipment
     Total expenses for occupancy and equipment increased $858, or 13.3%, to $7.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses and the addition of Penson GHCO which was acquired on February 16, 2007.
Interest expense on short-term obligations
     Interest expense on short-term obligations increased $24.3 million, or 55.7%, to $67.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. Approximately 59.5% of the increase is primarily attributable to the increase in customer balances and to a lesser extent a 6.1% increase in our average interest rate. Our average daily balance of short-term obligations increased $675 million, or 39.9%, to $2.4 billion for the six months ended June 30, 2007, partially due to the temporary use of larger than expected bank borrowings to finance institutional customer proprietary trading assets. During this same time period our average daily interest rate increased approximately 51 basis points, or 20.3% to approximately 3.02%. The remaining 40.5% of the increase in short term interest expense is due to the increase in interest on average daily conduit loans of $428 million plus an increase of 16 basis points for June 30, 2007.
Other expenses
     Other expenses increased $5.2 million, or 58.5%, to $14.1 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase relates to increases in travel, legal, Sarbanes-Oxley compliance expenses and accounting expenses in our U.S. clearing operations, the addition of Penson GHCO and the Schonfeld business, and increases in our Canadian operations.
Interest expense on long term debt
     Interest expense on long-term debt decreased from $2.1 million for the six months ended June 30, 2006 to $927 for the six months ended June 30, 2007. This represents a 55.3% decrease, which was due to the fact that a portion of the IPO proceeds were used to pay down long-term debt.

Provision for income taxes
     Income tax expense, based on a tax rate of approximately 37.1%, was $8.7 million for the six months ended June 30, 2007 as compared to $5.7 million for the six months ended June 30, 2006. This increase was due mainly to increased operating profit period over period.
Net income
     As a result of the foregoing, net income increased to $14.7 million for the six months ended June 30, 2007 from $10.2 million for the six months ended June 30, 2006.
Liquidity and capital resources
          Operating Liquidity -
     Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2007, we had nine uncommitted lines of credit with various US based and foreign banks for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Eight of these lines of credit permit us to borrow up to an aggregate of approximately $ 622 million while one line has no stated limits. Under the stated lines of credit, as of June 30, 2007, we had $ 150 million in short-term bank loans outstanding which left approximately $ 472 million available under such lines of credit.
     As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loans. There are no specific limitations on our borrowing capacities pursuant to our stock loan agreements. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At June 30, 2007, we had approximately $ 2.5 billion in borrowings under stock loan arrangements.
     As a result of our customers’ and correspondents’ activities, our operating cash flows may vary from year to year.
          Capital Resources -
     PWI provides capital to our operating subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit with a commercial bank syndicate. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of June 30, 2007, the Company had $ 25.0 million outstanding on this line of credit.
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
     Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2007, PFSI had net capital of $128,058, which was $106,083 in excess of its required net capital of $21,975. In accordance with Rule 15c3-1, PFSI is subject to restrictions with respect to the amount of dividends it can declare or the amount of its equity capital that can be withdrawn. Without two days prior written notice, PFSI may not withdraw in excess of 30% of its excess net capital.
     Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2007.
Contractual obligations and commitments
     We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 11 to the unaudited condensed consolidated financial statements for further information regarding our commitments and contingencies.
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
Stock-based compensation
     Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), Share-Based Payment, using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock based compensation prior to the adoption of SFAS No. 123(R) was not material. See also note 10 in the accompanying unaudited condensed consolidated financial statements for additional information related to the Company’s accounting for stock-based compensation.
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

Item 3. Quantitative and qualitative disclosure about market risk
     We do not have material exposure to interest rate changes, commodity price changes or similar market risks other than the effect they may have on trading volumes and the profitability of our margin lending activities and interest earned by investing customers’ cash. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk. We are exposed to market risk principally through exposure to fluctuations in currency exchange. As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the British pound and the Canadian dollar, may materially affect our operating results.
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
     We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. In addition, during the first quarter of 2007, we announced that we had been approved by the NASD (n/k/a FINRA) to offer portfolio margining to our customers and correspondents. Portfolio margining is a significant change to existing margin rules, which under the Federal Reserve’s Regulation T require 50 percent initial collateral for qualified securities. Under the new rules, certain securities can be held in portfolio margin accounts with as little as 15 percent initial collateral, enabling investors to significantly increase their leverage.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 1, 2007, we issued 40.4 unregistered shares of our common stock to the stockholders of CCS, to satisfy a continuing earnout obligation pursuant to an Asset Purchase Agreement dated as of January 31, 2006.
     On July 3, 2007, we announced that our Board of Directors authorized a share repurchase program to repurchase up to $25 million in shares of our common stock in open market or negotiated transactions.
Item 3. Defaults Upon Senior Securities
     None reportable
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 8, 2007. At the meeting, our stockholders voted on two matters: (1) election of three Class II Directors, and (2) ratification of the Audit Committee’s appointment of BDO Seidman, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2007.
The individuals named below were re-elected to a three-year term as Class II Directors

Nominee	Votes For	Votes Withheld
Philip A. Pendergraft	17,382,354	691,395
William D. Gross	17,381,954	691,795
David A. Reed	17,627,378	446,371
     Each of Messrs. Roger J. Engemoen, Jr., Daniel P. Son, David M. Kelly, James S. Dyer, J. Kelly Gray, David Johnson, Thomas R. Johnson and Ronald G. Steinhart continued their terms of office following our annual meeting of stockholders.
     The appointment of BDO Seidman, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2007, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions
17,589,942	483,142	662

Item 5. Other Information
     None reportable
Item 6. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing
10.1	Fourth Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated July 31, 2007.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

99.1	Ninth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	(1)

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.
/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer

Date: August 14, 2007

/s/ Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer and principal financial and accounting officer

Date: August 14, 2007

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing
10.1	Fourth Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated July 31, 2007.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

99.1	Ninth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	(1)

(1)	Filed herewith.