Form 10-Q
period 2007-09-30
PENSON WORLDWIDE INC
filed 2007-11-13
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

As of November 6, 2007, there were 25,376,881 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.

Condensed Consolidated Statements of Financial Condition
(In thousands, except par values)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$113,968	$103,054
Cash and securities — segregated under Federal and other regulations	1,165,037	577,336
Receivable from broker-dealers and clearing organizations	633,692	338,872
Receivable from customers, net	1,230,641	1,239,170
Receivable from correspondents	532,938	117,343
Securities borrowed	2,071,834	1,783,403
Securities owned, at market value	232,821	172,277
Deposits with clearing organizations	341,981	202,033
Property and equipment, net	24,876	18,698
Other assets	202,673	92,204

Total assets	$6,550,461	$4,644,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payable to broker-dealers and clearing organizations	$484,744	$169,749
Payable to customers	2,931,635	2,214,987
Payable to correspondents	559,988	260,029
Short-term bank loans	570,378	60,186
Notes payable	50,000	10,000
Securities loaned	1,572,727	1,589,395
Securities sold, not yet purchased	44,191	60,124
Accounts payable, accrued and other liabilities	81,455	68,136

Total liabilities	6,295,118	4,432,606

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 27,960 shares issued and 25,550 outstanding as of September 30, 2007; 26,154 issued and 25,078 outstanding as of December 31, 2006	280	262
Additional paid-in capital	233,657	188,219
Accumulated other comprehensive income	6,934	2,159
Retained earnings	55,621	39,562
Treasury stock (2,410 and 1,076 shares at September 30, 2007 and December 31, 2006, respectively, at cost)	(41,149)	(18,418)

Total stockholders’ equity	255,343	211,784

Total liabilities and stockholders’ equity	$6,550,461	$4,644,390

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Clearing and commission fees	$30,670	$18,365	$83,297	$60,416
Technology	3,876	2,890	10,653	8,451
Interest, gross	60,647	40,038	170,092	117,184
Other	9,895	7,499	30,026	22,181

	105,088	68,792	294,068	208,232

Expenses
Employee compensation and benefits	25,739	19,607	74,115	58,990
Floor brokerage, exchange and clearance fees	6,615	5,265	18,713	16,413
Communications and data processing	8,593	5,586	23,480	17,874
Occupancy and equipment	4,085	3,346	11,375	9,778
Interest expense on short-term obligations	36,992	19,030	104,906	62,660
Vendor related asset impairment	10,810	—	10,810	—
Other expenses	8,929	5,197	23,052	14,109
Interest expense on long-term debt	760	539	1,687	2,612

	102,523	58,570	268,138	182,436

Income from continuing operations before income taxes	2,565	10,222	25,930	25,796
Income tax expense	618	3,579	9,291	9,245

Income from continuing operations	1,947	6,643	16,639	16,551

Income from discontinued operations, net of tax of $0, $0, $0, and $156, respectively	—	—	—	243

Net income	$1,947	$6,643	$16,639	$16,794

Earnings per share-basic:
Earnings per share from continuing operations	$0.07	$0.27	$0.63	$0.76
Earnings per share from discontinued operations	—	—	—	0.01

Net income per share	$0.07	$0.27	$0.63	$0.77

Earnings per share-diluted:
Earnings per share from continuing operations	$0.07	$0.26	$0.62	$0.74
Earnings per share from discontinued operations	—	—	—	0.01

Net income per share	$0.07	$0.26	$0.62	$0.75

Weighted average shares outstanding — basic	26,402	25,034	26,478	21,866
Weighted average shares outstanding — diluted	26,920	25,314	27,043	22,284

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands)

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance, December 31, 2006	$—	25,078	$262	$188,219	$(18,418)	$2,159	$39,562	$211,784
Net income	—	—	—	—	—	—	16,639	16,639
Foreign currency translation adjustments, net of tax of $3,079	—	—	—	—	—	4,775	—	4,775
Repurchase of treasury stock, at cost	—	(1,334)	—	—	(22,731)	—	—	(22,731)
Issuance of common stock	—	1,568	17	40,249	—	—	—	40,266
Stock-based compensation expense	—	131	—	3,464	—	—	—	3,464
Exercise of stock options	—	107	1	1,046	—	—	—	1,047
Excess tax benefit due to exercise of stock options	—	—	—	679	—	—	—	679
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(580)	(580)

Balance, September 30, 2007	$—	25,550	$280	$233,657	$(41,149)	$6,934	$55,621	$255,343

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$16,639	$16,794
Net income from discontinued operations	—	(243)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,718	7,929
Stock-based compensation	3,464	1,941
Operating activities from discontinued operations	—	243
Changes in operating assets and liabilities exclusive of effect of business combination:
Cash and securities — segregated under Federal and other regulations	(531,621)	(141,424)
Net receivable/payable with customers	726,845	594,588
Net receivable/payable with correspondents	(108,575)	(92,993)
Securities borrowed	(288,431)	(102,559)
Securities owned	(55,674)	(31,925)
Deposits with clearing organizations	(131,065)	(39,093)
Other assets	(68,487)	(19,139)
Net receivable/payable with broker dealers and clearing organizations	(41,945)	94,741
Securities loaned	(16,668)	(323,800)
Securities sold, not yet purchased	(15,933)	22,305
Accounts payable, accrued and other liabilities	12,833	1,480

Net cash used in operating activities	(486,900)	(11,155)

Cash flows from investing activities:
Business combination, net of cash acquired	(25,494)	(4,536)
Purchase of property and equipment	(11,630)	(6,541)

Net cash used in investing activities	(37,124)	(11,077)

Cash flows from financing activities:
Proceeds from notes payable	196,000	20,300
Repayments of notes payable	(156,000)	(61,395)
Net borrowing on short-term bank loans	510,192	(58,341)
Exercise of stock options	1,047	62
Excess tax benefit on exercise of stock options	679	—
Purchase of treasury stock	(22,731)	(7,364)
Proceeds from initial public offering	—	114,152
Direct costs of capital raised	—	(3,074)
Issuance of common stock	976	—

Net cash provided by financing activities	530,163	4,340

Effect of exchange rates on cash	4,775	899

Increase (decrease) in cash and cash equivalents	10,914	(16,993)
Cash and cash equivalents at beginning of period	103,054	99,506

Cash and cash equivalents at end of period	$113,968	$82,513

Supplemental cash flow disclosures:
Income tax payments	$9,148	$5,854
Interest payments	$15,429	$10,122

See accompanying notes to unaudited condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(unaudited)
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. is a holding company incorporated in Delaware. Through its principal operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services, Ltd. (“PFSL”), NEXA Technologies, Inc. (“NEXA”), Penson GHCO (“Penson GHCO”) and Penson Asia Limited (“Penson Asia”) (collectively, the “Company”), it provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, customer account processing, financial technology services and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities. PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and the London Stock Exchange. Each of Penson Financial Futures, Inc. (“PFFI”), a domestic subsidiary of the Company, and Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI’s operating subsidiaries include PFSI, NEXA, PFFI, SAH, Inc., Penson Holdings, Inc., and its wholly owned subsidiaries, PFSC, PFSL, and PFS Ventures, Inc., Penson Asia and GHP1, Inc. and its subsidiary GHP2, LLC and their subsidiary Penson GHCO. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2007 and 2006 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented. The Unaudited Interim Condensed Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company is currently evaluating the impact of adopting SFAS No. 159 on the Company’s financial position, results of income and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $580 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to retained earnings on the Statement of Financial Condition.

2.	Discontinued operations

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (“SAMCO”). Existing stockholders of the Company exchanged $10.4 million of SAMCO net assets and

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

$7.3 million of cash for 1.0 million Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there is some common ownership between the Company and SAMCO, the Company did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets (“SFAS 144”), and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$9,565
Costs and expenses	—	—	—	(9,166)

Income before income taxes	—	—	—	399
Income taxes	—	—	—	156

Income from discontinued operations	$—	$—	$—	$243

3.	Acquisitions

Computer Clearing Services, Inc.

In May 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (“CCS”). In January 2006, the Company paid approximately $4.1 million for substantially all of the assets of and assumed certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the unaudited condensed consolidated financial statements since that date. In addition, the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over a four year period beginning November, 2005. The contingent payout consists of a combination of cash and the Company’s common stock. At December 31, 2006, a liability of approximately $5.1 million had been accrued as a result of this contingent payout, and was included in other liabilities in the condensed consolidated statement of financial condition. This liability was paid during the first quarter of 2007. Through September 30, 2007, an additional $2.5 million in cash and stock had been paid to the previous owners of CCS and at September 30, 2007 an additional liability of $692 had been accrued as a result of the CCS contingent payout.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007 issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. The Company has agreed to pay an earnout of stock and cash over the next four years based on cash flows and net income, as defined pursuant to the purchase agreement, of the acquired business. The Company began conversion of Schonfeld’s correspondents during the first quarter of 2007 and completed all conversions during the second quarter of 2007. At September 30, 2007, a liability of approximately $5.2 million had been accrued as a result of the earnout and is included in other liabilities in the condensed consolidated statement of financial condition.

Acquisition of Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer & Co. (“GHCO”), a leading international futures clearing and execution

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

firm. The Company closed the transaction on February 16, 2007,paid $24.6 million in cash and issued 139 shares of stock to the previous owners of GHCO and named the acquired entity Penson GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which was held back as a short-term indemnity against certain claims the Company might have faced related to the acquisition. During the September 2007 quarter, the Company paid approximately $3.2 million in cash related to the holdback of the initial purchase price. In addition to these payments, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s financial statements since the February 16, 2007 acquisition date. On June 30, 2007, Penson GHCO acquired substantially all of the assets of PFFI as part of an internal reorganization and consolidation of assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic and diluted:
Income from continuing operations	$1,947	$6,643	$16,639	$16,551
Discontinued operations	—	—	—	243

Net income	$1,947	$6,643	$16,639	$16,794

Weighted average common shares outstanding — Basic	26,402	25,034	26,478	21,866
Assumed conversion of preferred shares	—	173	—	157
Non-vested Restricted stock	159	95	411	207
Shares issuable	359	12	154	54

Weighted average common shares and common share equivalents — Diluted	26,920	25,314	27,043	22,284

Basic earnings per common share:
Income from continuing operations	$0.07	$0.27	$0.63	$0.76
Discontinued operations	—	—	—	0.01

Basic earnings per common share	$0.07	$0.27	$0.63	$0.77

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.26	$0.62	$0.74

Discontinued operations	—	—	—	0.01

Diluted earnings per common share	$0.07	$0.26	$0.62	$0.75

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $1,165,037 at September 30, 2007 for the Company. Cash and securities segregated under federal and other regulations by PFSI totaled $1,009,685 at September 30, 2007. Of this amount, $984,321 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act), against a requirement as of September 30, 2007 of $996,335. An additional deposit of $55,000 was made on October 2, 2007 as allowed by Rule 15c3-3. The remaining balance of $25,364 at the end of the period relates to PFSI’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of September 30, 2007 of $8,661. The PAIB calculation is completed in order for each correspondent firm that uses PFSI as its clearing broker-dealer to classify its assets held by PFSI as allowable assets in the correspondent’s net capital calculation. In addition, $134,539, including $1,973 in cash, was segregated for the benefit of customers by Penson GHCO pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $61,440 and $91,939 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2006, $577,366 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2007	2006

Receivable:
Securities failed to deliver	$253,293	$241,108
Receivable from clearing organizations	380,399	97,764

	$633,692	$338,872

Payable:
Securities failed to receive	$331,666	$102,238
Payable to clearing organizations	153,078	67,511

	$484,744	$169,749

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

7.	Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	September 30,	December 31,
	2007	2006

Securities Owned:
Corporate	$31,285	$38,934
Certificates of deposit and term deposits	4,113	25,355
U.S. Federal, State and municipal	44,093	28,049
Canadian government obligations	153,330	79,939

	$232,821	$172,277

Securities Sold, Not Yet Purchased:
Corporate	$20,589	$19,739
U.S. Federal, State and municipal	3	—
Canadian government obligations	23,599	40,385

	$44,191	$60,124

8.	Short-term bank loans and stock borrow

At September 30, 2007 and December 31, 2006, the Company had $570,378 and $60,186, respectively in short-term bank loans outstanding under our uncommitted lines of credit with nine financial institutions. Eight of these lines of credit permit the Company to borrow up to an aggregate of approximately $641 million while one line does not have a specified borrowing limit.

The Company also has the ability to borrow under stock loan arrangements where the Company currently has approximately $1.6 billion in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and correspondent and customers’ margin account securities, and are repayable on demand.

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

The Company has two stock-based employee compensation plans, the Employee Stock Purchase Plan (“ESPP”) and the 2000 Stock Incentive Plan. The Company provides an opportunity for its employees to purchase the Company’s stock under the ESPP and makes awards of stock options and restricted stock units (“RSUs”) under the 2000 Stock Incentive Plan. Under the ESPP, 463 shares of common stock have been reserved. Of this amount, 122 shares have been purchased and 341 shares remain available for future purchase. Under the 2000 Stock Incentive Plan, as amended in July, 2005, 3.0 million shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2.3 million shares of common stock have been granted and approximately 972 shares remain available for future grant.

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

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”), and related interpretations. Under the provisions of APB Opinion 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the nine month period ended September 30, 2007 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In adopting SFAS No. 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), income before income taxes for the three month periods ended September 30,

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

2007 and 2006 was reduced by approximately $1.2 million and $1.0 million, respectively, while net income was reduced by approximately $881 and $650, respectively, for the same periods. Similarly, as a result of adopting SFAS No. 123(R), income before income taxes for the nine month periods ended September 30, 2007 and 2006 was reduced by approximately $3.5 million and $1.9 million, respectively, while net income was reduced by approximately $2.2 million and $1.2 million, respectively, for the same periods.

Stock options

During the three month periods ended September 30, 2007 and 2006, the Company granted 35 and 15 stock options, respectively, to employees. During the nine month periods ended September 30, 2007 and 2006, the Company granted 140 and 1.133 million stock options, respectively, to employees. The grant price of the options was the market value at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted-average grant date fair value	$5.86	$4.99	$7.06	$4.82
Weighted average assumptions used:
Expected volatility	27.0%	20.0%	27.4%	20.0%
Expected term (in years)	4.75	4.75	3.72	4.75
Risk-free interest rate	4.5%	5.0%	4.7%	5.0%
Expected dividend yield	—	—	—	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes Merton calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected term of the future option grants. The Company typically grants options with a contractual term of 7 years which vest quarterly over 4 years. The resulting expected term from the simplified method is 4.75 years.

The Company recorded compensation expense relating to stock options of approximately $404 and $1.2 million during the three and nine month periods ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, the Company recognized $366 and $534, respectively, in stock compensation expense related to stock options. The Company did not recognize any stock compensation expense relating to stock options during the three months ended March 31, 2006.

During the year ended December 31, 2002, the Company granted stock options to certain employees and non-employee directors. The options have a term of ten years. All such options have vested.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise Price	Term	Intrinsic
	Shares	(In Whole Dollars)	(In Years)	Value

Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320
Granted	140	26.05	—	—
Exercised	(107)	9.80	—	2,011
Forfeited, cancelled or expired	(142)	17.16	—	—

Outstanding, September 30, 2007	1,171	$17.00	5.99	$2,766

Options exercisable at September 30, 2007	411	$14.42	5.32	$1,830

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2007 was approximately $2.0 million. At September 30, 2007, the Company had approximately $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.58 years. Cash received from stock option exercises totaled approximately $1.0 million during the nine months ended September 30, 2007.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Contractual	Aggregate
	Number of	Fair Value	Term	Intrinsic
	Units	(In Whole Dollars)	(In Years)	Value

Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	81	28.29	—	—
Distributed	(132)	15.21	—	—
Terminated, cancelled or expired	(80)	13.05	—	—

Outstanding, September 30, 2007	428	$17.19

The weighted average grant-date fair value of the restricted stock units granted during the nine month periods ended September 30, 2007 and 2006 was $28.29 and $14.34, respectively. The Company recorded compensation expense relating to restricted stock units of approximately $670 and $634 during the three month periods ended September 30, 2007 and 2006, respectively. Similarly, the Company recorded compensation expense relating to restricted stock units of approximately $2.0 million and $1.4 million during the nine month periods ended September 30, 2007 and 2006, respectively.

There is approximately $6.3 million of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at September 30, 2007. The cost of these unvested restricted units is expected to be recognized over a weighted average life of 2.75 years.

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

The ESPP will have a series of overlapping offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple of 1% of his or her base salary, up to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of September 30, 2007, 122 shares of common stock had been purchased by employees pursuant to the ESPP plan and the Company recognized $86 and $231, respectively, in expense during the three and nine month periods ended September 30, 2007 related to the plan. No expense was recognized during the three and nine month periods ended September 30, 2006 related to the plan.

11.	Commitments and contingencies

The Company is named in various legal matters arising in the ordinary course of business. Management does not believe the resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors whereby the Company has agreed to indemnify each of its directors to the maximum amount permitted under the Company’s bylaws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and had no liabilities recorded for these agreements as of September 30, 2007 or December 31, 2006.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

12.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Foreign taxes	(7.4)	(.3)	(2.0)	.1
State and local income taxes, net of federal benefit	(2.9)	4.3	2.1	3.9
Change in valuation allowance due to NOL utilization	—	(5.0)	—	(3.7)
Return to provision true-up	(11.1)	—	(1.1)	—
Other, net	10.5	1.0	1.8	.6

	24.1%	35.0%	35.8%	35.9%

13.	Segment information

Penson Worldwide operates in one reportable business segment. The Company evaluates the performance of its geographic regions, United States and Canada, based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information for each geographic region.

	United
Three Months Ended September 30, 2007	States	Canada	Other	Consolidated

Revenue	$80,291	$18,954	$5,843	$105,088
Income (loss) from continuing operations before tax	(1,579)	3,830	314	2,565
Net income (loss)	(910)	2,699	158	1,947
Segment assets	5,238,000	1,041,278	271,183	6,550,461
Intangibles	57,901	566	312	58,779
Capital expenditures	3,240	471	538	4,249
Depreciation and amortization	2,715	356	265	3,336
Amortization of intangibles	978	—	—	978

	United
Three Months Ended September 30, 2006	States	Canada	Other	Consolidated

Revenue	$51,387	$12,915	$4,490	$68,792
Income (loss) from continuing operations before tax	7,637	2,938	(353)	10,222
Net income (loss)	5,043	1,953	(353)	6,643
Segment assets	2,989,493	911,644	281,042	4,182,179
Intangibles	14,549	2,106	—	16,655
Capital expenditures	1,250	160	267	1,677
Depreciation and amortization	1,650	370	146	2,166
Amortization of intangibles	646	—	—	646

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
Nine Months Ended September 30, 2007	States	Canada	Other	Consolidated

Revenue	$222,795	$54,899	$16,374	$294,068
Income from continuing operations before tax	13,417	11,257	1,256	25,930
Net income	8,006	7,900	733	16,639
Segment assets	5,238,000	1,041,278	271,183	6,550,461
Intangibles	57,901	566	312	58,779
Capital expenditures	9,149	1,232	1,249	11,630
Depreciation and amortization	7,487	1,019	671	9,177
Amortization of intangibles	2,541	—	—	2,541

	United
Nine Months Ended September 30, 2006	States	Canada	Other	Consolidated

Revenue	$153,937	$43,345	$10,950	$208,232
Income (loss) from continuing operations before tax	18,156	8,921	(1,281)	25,796
Income from discontinued operations	243	—	—	243
Net income (loss)	12,285	5,790	(1,281)	16,794
Segment assets	2,989,493	911,644	281,042	4,182,179
Intangibles	14,549	2,106	—	16,655
Capital expenditures	5,237	744	560	6,541
Depreciation and amortization	4,610	1,065	398	6,073
Amortization of intangibles	1,856	—	—	1,856

14.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2007, PFSI had net capital of $115,921, and was $96,108 in excess of its required net capital of $19,813. At December 31, 2006, PFSI had net capital of $134,244, and was $110,919 in excess of its required net capital of $23,325.

Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2007.

15.	Vendor related asset impairment

Penson GHCO maintained a portion of its customer segregated assets with Sentinel Management Group, Inc. (“Sentinel”), a futures commission merchant and registered investment advisor. On August 13, 2007, Sentinel notified its clients, including Penson GHCO, in writing that Sentinel was halting redemptions in the funds Sentinel carried on behalf of its clients. Sentinel stated that conditions in U.S. credit markets caused Sentinel to determine that it might not be able to meet redemption requests without selling securities at deep discounts to fair value.

On August 15, 2007, Sentinel, entered into an agreement with a subsidiary of Citadel Investment Group (“Citadel”), a Chicago-based hedge fund, to sell certain customer segregated assets of Sentinel, including a

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

significant portion of the assets of Penson GHCO, to Citadel at a discount to market. Despite Sentinel client objections, the sale of assets to Citadel was concluded on the next day.

Sentinel subsequently filed for bankruptcy protection on August 17, 2007. On August 20, the Bankruptcy Court granted a motion permitting Sentinel to distribute 95% of the proceeds of the Citadel sale to certain clients. Penson GHCO received approximately $25.4 million from the Sentinel distribution, with an additional $1.2 million currently being retained in an account at Bank of New York in accordance with the bankruptcy action. As a result, the Company has incurred a loss of approximately $10.8 million, $6.9 million after tax, which assumes that the Company will receive the $1.2 million holdback at a later date.

The SEC has filed suit against Sentinel, alleging that Sentinel defrauded its investors, and the bankruptcy court-appointed Trustee has initiated legal action against certain Sentinel insiders seeking to recover payments made prior to the bankruptcy filing.

Also, in August, 2007, the U.S. Bankruptcy Trustee for the Northern District of Illinois appointed an official committee of unsecured creditors, and Penson GHCO has been appointed to this committee.

16.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up $25 million of its common stock in open market purchases and privately negotiated transactions. During the third quarter, the Company repurchased approximately 1.3 million shares at an average price of $16.75 per share. Subsequent to September 30, 2007, the Company completed the repurchase program by acquiring an additional 185 shares at an average price of $18.62 per share.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 234 active correspondents as of September 30, 2007. Our revenues were $105.1 million and $68.8 million for the three month periods ended September 30, 2007 and 2006, respectively, while our revenues were $294.1 million and $208.2 million for the nine month periods ended September 30, 2007 and 2006, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and interest income earned from our margin lending activities, from investing customers’ cash and from our stock loan activities. Our clearing and commission fees are based principally on the number of trades we clear. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Growth in our correspondents’ underlying assets that earn interest has improved our interest income. Further, by increasing our capital, we have increased available lines of credit enabling us to continue to grow our business and to manage our interest expenses more efficiently, leading to generally improving net income. Our revenues grew substantially in 2006 and 2007, principally from increases in interest income from our stock loan business as well as from our 2006 acquisitions of CCS and Schonfeld and our 2007 acquisition of Penson GHCO. In addition, since our 2004 acquisition of NEXA we have been able to rapidly expand our technology services business, leading to year over year increases in technology revenues.

Finally, as anticipated, the proceeds from our May 2006 public offering and the $75 million credit facility entered into in May 2006 were used substantially to increase our net capital reserves, which, in turn, has helped support our growth.

Fiscal 2007 Significant Events

•	On February 16, 2007, we closed our acquisition of Penson GHCO. Though not currently material, its financial results have been included in the unaudited condensed consolidated financial statements beginning as of that date.

•	In April, 2007 we were approved by the FINRA to offer Portfolio Margining to customers, including correspondent firms and their retail customers.

•	We completed the conversion of correspondents related to the recently acquired clearing business of Schonfeld.

•	We resolved the cash management issues that occurred in May/June 2007 relating to the bank borrowings for the financing of institutional customer proprietary trading assets.

•	We amended our $75.0 million credit facility to permit us to make non-controlling equity or property investments to the extent that such investments do not exceed $5.0 million for any single transaction and $20.0 million in the aggregate during any fiscal year.

•	We continued to expand our stock loan business.

•	We generated three consecutive quarterly profits in our U.K subsidiary.

•	The Board approved, and the Company repurchased approximately 1.3 million shares of its common shares at an average price of $16.75. Subsequent to September 30, 2007 the Company completed the repurchase program by acquiring an additional 185 shares at an average price of $18.62.

•	In August, 2007 we recorded a one time expense of $10.8 million, $6.9 million after tax, from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy.

Discontinued operations

In May 2006, the Company completed the disposal by split-off of certain non-core business operations that were placed into a newly formed holding company known as SAMCO Holdings, Inc. (“SAMCO”). Existing stockholders of the Company exchanged 1.0 million shares of Penson common stock for SAMCO shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Cash of $7.3 million was given in addition to the exchange of shares in order to distribute the net assets at net book value. Although there was initially substantial common ownership between the Company and SAMCO, SAMCO is not owned by the Company and operates independently. This activity meets the definition of a component of an entity in accordance with SFAS 144.

Financial overview

Revenues

Our largest source of revenue is interest income, representing 57.7% and 57.8% for the three and nine months ended September 30, 2007. We often refer to our interest income as Interest, gross to distinguish this category of revenue from Interest, net that is sometimes used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances, interest earned by investing customers’ cash, from stock loan activity and money market funds. These revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. Our clearing and commission fees are based principally on the number of trades we clear. Other revenues are generated by trading revenues in equities and foreign exchange, equity and option execution fees, and fees charged to our correspondents’ customers.

Revenues from clearing and commission fees represented 29.2% and 26.7% of our total revenues in the three month periods ended September 30, 2007 and 2006, respectively while revenues from clearing and commission fees represented 28.3% and 29.0% of our total revenues in the nine month periods ended September 30, 2007 and 2006, respectively. Interest income represented 57.7% and 58.2%, respectively, of our total revenues in the three month periods ended September 30, 2007 and 2006, respectively while interest income represented 57.8% and 56.3% of our total revenues in the nine month periods ended September 30, 2007 and 2006, respectively.

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

Comparison of three months ended September 30, 2007 and September 30, 2006

Overview

Revenue from continuing operations increased in our clearing and commission fee operations, interest earned and in our technology business for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the third quarter of 2007 as compared to the third quarter of 2006, primarily due to increased trading volumes in the U.S., the addition of Penson GHCO and the Schonfeld business, continued growth in our Canadian operations and the improvements in our U.K. and Nexa businesses discussed below. We operate in one reportable business segment across several geographical locations (See also Note 13 to the unaudited condensed consolidated financial statements).

Our stock loan business and the interest income generated by it has expanded significantly since the end of the third quarter of 2005. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the stock loans and earn interest income on the stock borrowings, earning a net spread of 25 to 50 basis points on the value of the transactions.

We earned a profit in the U.K. during each of the first three fiscal quarters of 2007. The revised operating strategy we implemented in the U.K. in 2005 led to a significant reduction in operating losses during 2006. In the third quarter of 2007 our U.K. operations, aided by significant volume increases from existing correspondents and enhanced opportunities to bill correspondents for other services, earned operating income of $519 as compared to an operating loss of $353 for the third quarter of 2006. We intend to continue with our plans to add new correspondents and provide new products and enhanced services to existing correspondents. We anticipate that improved technology and processes makes the UK offering more scalable going forward.

Our technology business, NEXA, experienced an operating loss of $491 for the third quarter of 2007 as compared to $1.3 million for the same period in 2006. Increases in recurring revenues and control of expenses have accounted for this improvement. We are reviewing our strategies to ensure that we are making the best use of our technology assets.

In August, 2007 we recorded a one time charge of $10.8 million related to the Sentinel matter. See Note 15 to the unaudited condensed consolidated financial statements.

Except for the Sentinel matter, the above factors resulted in substantially improved operating results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)

Revenues:
Clearing and commission fees	$12,305	67.0
Technology	986	34.1
Interest:
Interest on asset based balances	12,364	43.4
Interest on conduit borrows	8,005	79.3
Money market	240	16.1

Interest, gross	20,609	51.5
Other revenue	2,396	32.0

Total revenues	36,296	52.8

Expenses:
Employee compensation and benefits	6,132	31.3
Floor brokerage, exchange and clearance fees	1,350	25.6
Communications and data processing	3,007	53.8
Occupancy and equipment	739	22.1
Interest:
Interest expense on liability based balances	11,134	115.5
Interest on conduit loans	6,828	72.7

Interest expense on short-term obligations	17,962	94.4
Vendor related asset impairment	10,810
Other expenses	3,732	71.8
Interest expense on long-term debt	221	41.0

Total expenses	43,953	75.0

Income from continuing operations before income taxes	$(7,657)	(74.9)

Revenues

Total revenues increased $36.3 million, or 52.8%, to $105.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. The primary reason for this increase was that interest revenue increased $20.6 million, or 51.5%, to $60.6 million during the 2007 period. Of the increase in interest revenue, $12.4 million or 60.0% was primarily due to the increase in our average daily interest-earning assets of $1.3 billion, or 57.6% to $3.5 billion for the quarter ended September 30, 2007. This increase came from our current customers, and from the addition of the customers of Schonfeld Securities and Penson GHCO. During this same time period our average interest rate decreased approximately 46 basis points, or 8.9% to approximately 4.71%. The increase in interest on our conduit borrows was $8.0 million, or 38.8% of the increase. The Company introduced the stock loan conduit operation in the third quarter of 2005 and it has continued to grow since its introduction. Interest, net increased by $2.6 million for the quarter ended September 30, 2007 to $23.7 million as compared to $21.0 million for the quarter ended September 30, 2006. This increase is due to higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.

Revenues also increased across all of our other business lines. Clearing and commission fees increased $12.3 million, or 67.0%, to $30.7 million during this same period, primarily due to higher trading volumes and the addition of the Penson GHCO and Schonfeld businesses that were acquired in the first and second quarters, respectively. Technology revenue increased $986, or 34.1%, to $3.9 million in the third quarter of 2007, due to higher recurring revenue. Other revenue increased $2.4 million, or 32.0%, to $9.9 million in the third quarter of 2007, primarily due to the addition of Penson GHCO and higher equity and option execution fees in the U.S and U.K.

Employee compensation and benefits

Total employee costs increased $6.1 million, or 31.3%, to $25.7 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. The primary reason for this increase is due to a 25.7% increase in headcount from 734 as of September 30, 2006 to 923 as of September 30, 2007. The increase, primarily in our U.S. and Canadian clearing operations, was due to the continued expansion of the variety of our services offered and the number of correspondents served in those markets. In addition, we increased our total employee base by 84 employees as a result of the acquisition of Penson GHCO which closed in February 2007.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $1.4 million, or 25.6%, to $6.6 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. This is primarily due to higher trading volumes and the addition of the Penson GHCO and Schonfeld businesses.

Communication and data processing

Total expenses for our communication and data processing requirements increased $3.0 million, or 53.8%, to $8.6 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. This increase reflects additional growth in volumes in our U.S. operations, the addition of the Penson GHCO and Schonfeld businesses, and increases in our Canadian operations, offset by lower data processing fees per transaction in the U.S.

Occupancy and equipment

Total expenses for occupancy and equipment increased $739, or 22.1%, to $4.1 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses and the addition of Penson GHCO.

Interest expense on short-term obligations

Interest expense on short-term obligations increased $18.0 million, or 94.4%, to $37.0 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. Approximately 62% of the increase is attributable to the increase in customer balances. Our average daily balance of short-term obligations increased $1.2 billion, or 84.4%, to $2.7 billion for the quarter ended September 30, 2007, due to higher customer balances and higher short-term obligations. During this same time period our average daily interest rate increased approximately 45 basis points, or 17.0% to approximately 3.10%. The remaining 38% of the increase in short-term interest expense is due to the increase in interest on average daily conduit loans of $739.0 million offset by a decrease of 34 basis points for the quarter ended September 30, 2007.

Vendor related asset impairment

We recorded a one time charge of $10.8 million from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy. See Note 15 to the unaudited condensed consolidated financial statements

Other expenses

Other expenses increased $3.7 million, or 71.8%, to $8.9 million from the quarter ended September 30, 2006 to the quarter ended September 30, 2007. The increase relates to increases in travel, professional fees, Sarbanes-Oxley compliance, intangible amortization and the addition of Penson GHCO in our U.S. clearing operations. The remaining increase relates primarily to bank charges, marketing and advertising and professional fees in our Canadian operations.

Interest expense on long-term debt

Interest expense on long-term debt increased from $539 for the quarter ended September 30, 2006 to $760 for the quarter ended September 30, 2007. This represents a 41.0% increase, which was due to a higher debt balance from the stock repurchase program (see Note 16 to the unaudited condensed consolidated financial statements) and the acquisition of Penson GHCO.

Provision for income taxes

Income tax expense, based on a tax rate of approximately 24.1%, was $618 for the quarter ended September 30, 2007 as compared to $3.6 million for the quarter ended September 30, 2006. This decrease was due mainly to a pre-tax loss in the United States related to the Sentinel matter which in total caused a 10.9% decrease in rate in the quarter over quarter period.

Net income

As a result of the foregoing, net income decreased to $1.9 million for the quarter ended September 30, 2007 from $6.6 million for the quarter ended September 30, 2006.

Comparison of nine months ended September 30, 2007 and September 30, 2006

Overview

Revenue from continuing operations increased in our clearing operations, interest earned and in our technology business for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Management records revenue for the clearing and commission operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to increased trading volumes in the U.S., the additions of the Penson GHCO and Schonfeld businesses, and continued growth in our Canadian operations and the improvements in our U.K. and Nexa businesses discussed below. We operate in one reportable business segment across several geographical locations (See also Note 13 to the unaudited condensed consolidated financial statements).

Beginning in September of 2005, we significantly expanded our stock loan conduit business by hiring a group of experienced professionals in this market. The stock loan business and the interest income generated by it have expanded significantly since that time. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the stock loans and earn interest income on the stock borrowings, earning a net spread of 25 to 50 basis points on the value of the transactions.

We earned a profit in the U.K. during each of the first three fiscal quarters of 2007. The revised operating strategy we implemented in the U.K. in 2005 continued to develop and led to a significant reduction in operating losses during 2006. The expected break even point arrived in the fourth quarter of 2006. In the nine months ended September 30, 2007 our U.K. operations, aided by significant volume increases from existing correspondents and enhanced opportunities to bill correspondents for other services, earned an operating profit of $1.7 million as compared to an operating loss of $1.3 million for the same period in 2006. We intend to continue with our plans to add new correspondents and provide new products or enhanced services to existing correspondents. We anticipate that improved technology and processes makes the UK offering more scalable going forward.

Our technology business, NEXA, experienced an operating loss of $2.2 million for the nine months ended September 30, 2007 as compared to $3.5 million for the same period in 2006. Increases in recurring revenues and control of expenses have accounted for this improvement. We are reviewing our strategies to ensure that we are making the best use of our technology assets.

In August, 2007 we recorded a one time charge of $10.8 million related to the Sentinel matter. See Note 15 to the unaudited condensed consolidated financial statements.

Except for the Sentinel matter, the above factors resulted in substantially improved operating results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)

Revenues:
Clearing and commission fees	$22,881	37.9
Technology	2,202	26.1
Interest:
Interest on asset based balances	33,566	43.1
Interest on conduit borrows	18,806	53.9
Money market	536	12.3

Interest, gross	52,908	45.1
Other	7,845	35.4

Total revenues	85,836	41.2

Expenses:
Employee compensation and benefits	15,125	25.6
Floor brokerage, exchange and clearance fees	2,300	14.0
Communications and data processing	5,606	31.4
Occupancy and equipment	1,597	16.3
Interest:
Interest expense on liability based balances	25,588	82.8
Interest on conduit loans	16,658	52.4

Interest expense on short-term obligations	42,246	67.4
Vendor related asset impairment	10,810
Other expenses	8,943	63.4
Interest expense on long-term debt	(925)	(35.4)

Total expenses	85,702	47.0

Income from continuing operations before income taxes	$134	0.5

Revenues

Total revenues increased $85.8 million, or 41.2%, to $294.1 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The primary reason for this increase was that interest revenue increased $52.9 million, or 45.1%, to $170.1 million during the 2007 period. Of the increase in interest revenue, $33.6 million or 63.4% was primarily due to the increase in our average daily interest-earning assets from our current customers, and the addition of Schonfeld and Penson GHCO, of $941 million, or 42.5% to $3.2 billion for the nine months ended September 30, 2007. During this same time period our average interest rate increased approximately 2 basis points, or .4% to approximately 4.71%. The increase in interest on our conduit borrows was $18.8 million, or 35.5% of the increase. The Company introduced the stock loan conduit operation in the third quarter of 2005 and it has continued to grow since its introduction. Interest, net increased by $10.7 million for the nine months ended September 30, 2007 to $65.2 million as compared to $54.5 million for the nine months ended September 30, 2006. This increase is due to higher customer balances and the introduction of the stock loan conduit operation business late in the third quarter of 2005.

Revenues also increased across all of our other business lines. Clearing and commission fees increased $22.9 million, or 37.9%, to $83.3 million during this same period, primarily due to higher trading volumes and the addition of Penson GHCO that was acquired on February 16, 2007. Technology revenue increased $2.2 million, or 26.1%, to $10.7 million in the nine months ended September 30, 2007, due to higher recurring revenue. Other revenue increased $7.8 million, or 35.4%, to $30.0 million in the nine months ended September 30, 2007, primarily due to the addition of Penson GHCO and higher equity and option execution fees in the U.S and U.K.

Employee compensation and benefits

Total employee costs increased $15.1 million, or 25.6%, to $74.1 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The primary reasons for this increase are due to two factors:

1)	We had a 25.7% increase in headcount from 734 as of September 30, 2006 to 923 as of September 30, 2007. The increase, primarily in our U.S. and Canadian clearing operations, was due to the continued expansion of the variety of our services offered and the number of correspondents served in those markets. In addition, we increased our total employee base by 84 employees as a result of the acquisition of Penson GHCO which closed in February 2007.

2)	We had increased employee benefit expenses in the nine months ended September 30, 2007 related to the issuance of stock-based awards made in the middle of the second quarter of 2006. The total amount of expense recognized for stock-based compensation awards was $3.5 million for the nine months ended September 30, 2007 as compared to $1.9 million for the corresponding period in the prior year.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $2.3 million, or 14.0%, to $18.7 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This is primarily due to higher clearing volumes and the addition of the Penson GHCO and Schonfeld businesses.

Communication and data processing

Total expenses for our communication and data processing requirements increased $5.6 million, or 31.4%, to $23.5 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Penson GHCO and Schonfeld acquisitions, and in our Canadian operations offset by lower data processing fees per transaction in the U.S.

Occupancy and equipment

Total expenses for occupancy and equipment increased $1.6 million, or 16.3%, to $11.4 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses and the addition of Penson GHCO which was acquired on February 16, 2007.

Interest expense on short-term obligations

Interest expense on short-term obligations increased $42.2 million, or 67.4%, to $104.9 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Approximately 61% of the increase is primarily attributable to the increase in customer balances and to a lesser extent an increase in our average interest rate. Our average daily balance of short-term obligations increased $861 million, or 53.4%, to

$2.5 billion for the nine months ended September 30, 2007, partially due to the temporary use of larger than expected bank borrowings to finance institutional customer proprietary trading assets. During this same time period our average daily interest rate increased approximately 49 basis points, or 19.1% to approximately 3.05%. The remaining 39% of the increase in short-term interest expense is due to the increase in interest on average daily conduit loans of $16.7 million, due to increased conduit loan balances.

Vendor related asset impairment

We recorded a one time charge of $10.8 million from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy. See Note 15 to the unaudited condensed consolidated financial statements

Other expenses

Other expenses increased $8.9 million, or 63.4%, to $23.1 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase relates to increases in travel, professional fees, Sarbanes-Oxley compliance, intangible amortization and the addition of Penson GHCO in our U.S. clearing operations, as well as increases in our Canadian operations.

Interest expense on long-term debt

Interest expense on long-term debt decreased from $2.6 million for the nine months ended September 30, 2006 to $1.7 million for the nine months ended September 30, 2007. This represents a 35.4% decrease, which was due to the fact that a portion of the IPO proceeds were used to pay down long-term debt, partially offset by borrowings for the stock repurchase program (see Note 16 to the unaudited condensed consolidated financial statements) and the acquisition of Penson GHCO.

Provision for income taxes

Income tax expense, based on a tax rate of approximately 35.8%, was $9.3 million for the nine months ended September 30, 2007 as compared to 35.9% and $9.2 million for the nine months ended September 30, 2006.

Net income

As a result of the foregoing, net income decreased $155 to $16.6 million for the nine months ended September 30, 2007 from $16.8 million for the nine months ended September 30, 2006.

Liquidity and capital resources

Operating Liquidity -

Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2007, we had nine uncommitted lines of credit with various US based and foreign banks for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Eight of these lines of credit permit us to borrow up to an aggregate of approximately $641 million while one line has no stated limits. Under the stated lines of credit, as of September 30, 2007, we had $570 million in short-term bank loans outstanding.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loans. There are no specific limitations on our borrowing capacities pursuant to our stock loan agreements. Borrowings under these agreements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At September 30, 2007, we had approximately $1.6 billion in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ activities, our operating cash flows may vary from year to year.

Capital Resources -

PWI provides capital to our operating subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit with a commercial bank syndicate. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of September 30, 2007, the Company had $50.0 million outstanding on this line of credit.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2007, PFSI had net capital of $115,921, which was $96,108 in excess of its required net capital of $19,813. In accordance with Rule 15c3-1, PFSI is subject to restrictions with respect to the amount of dividends it can declare or the amount of its equity capital that can be withdrawn. Without two days prior written notice, PFSI may not withdraw in excess of 30% of its excess net capital.

Our Penson GHCO, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2007.

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

To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”). All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and SOP 81-1 Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), SAB No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue. Costs associated with software developed for internal use are capitalized based on SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by APB Opinion No. 25. Stock based compensation prior to the adoption of SFAS No. 123(R) was not material. See also note 10 in the accompanying unaudited condensed consolidated financial statements for additional information related to the Company’s accounting for stock-based compensation.

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

Forward-Looking Statements

This report contains forward-looking statements that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	our inability to successfully implement new product offerings;

•	reductions in per transaction clearing fees;

•	our inability to maintain our technological advantages;

•	legislative and regulatory changes;

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the Securities and Exchange Commission.

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

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. In addition, during the first quarter of 2007, we announced that we had been approved by the FINRA to offer portfolio margining to our customers and correspondents. Portfolio margining is a significant change to existing margin rules, which under the Federal Reserve’s Regulation T require 50 percent initial collateral for qualified securities. Under the portfolio margin rules, certain accounts may be eligible for portfolio margin treatment. Portfolio margining is a margin methodology that sets margin requirements for an account based on the greatest projected net loss of all positions in a group of similar or correlated instruments. Portfolio margining uses computer modeling to perform a risk analysis under multiple pricing scenarios designed to measure a portfolio’s potential loss given changes in the underlying price and implied volatilities of the instruments contained in the portfolio. Certain securities may be held in portfolio margin accounts with as little as 15 percent initial collateral, enabling investors to significantly increase their leverage.

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

In the general course of business, the Company has been named as a defendant in various pending lawsuits and arbitration proceedings. These claims allege violations of federal and state securities laws among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.

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

On July 3, 2007 and September 24, 2007 the Company issued 40.3 and 41.5 of unregistered shares of its common stock to the stockholders of CCS, to satisfy a continuing earnout obligation pursuant to an Asset Purchase Agreement dated January 31, 2006. The sales were exempt from the Securities Act of 1933, as amended, under Section 4(2) thereof.

On July 3, 2007, we announced that, as of July 1, 2007, the Company’s Board of Directors had authorized the Company to purchase up to $25 million of its common stock in open market purchases and privately negotiated transactions. The plan was set to expire after $25 million of the Company’s common stock was purchased, and did expire on October 18, 2007. The following table sets forth the repurchases we made during the three months ended September 30, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)

August	772,283	$17.27	757,631	692,592
September	532,607	$16.09	532,147	211,194
Total	1,304,890	$16.79	1,289,778

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	Fifth Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated September 19, 2007.	(1)†
10.2	Schedule E to the Remote Processing Agreement between SunGard Financial Systems LLC and Penson Financial Services, Inc., the domestic securities clearing subsidiary of the Company, dated July 27, 2007, as amended.	(1)†
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: November 13, 2007

/s/  Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: November 13, 2007

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Fifth Amendment to the Credit Agreement between the Registrant and Guaranty Bank, as Administrative Agent, dated September 19, 2007.	(1)†
10.2	Schedule E to the Remote Processing Agreement between SunGard Financial Systems LLC and Penson Financial Services, Inc., the domestic securities clearing subsidiary of the Company, dated July 27, 2007, as amended.	(1)†
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.