Form 10-K
period 2007-12-31
PENSON WORLDWIDE INC
filed 2008-03-14
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-32878
(Commission File Number)

PENSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	6211	75-2896356
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1400
Dallas, Texas 75201
(214) 765-1100
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 (the last business day of the registrants’ most recently completed second fiscal quarter) was $288,751,265.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 6, 2008 was 24,261,470.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrants’ Definitive Proxy Statement relating to its 2008 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2007

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

Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), NEXA Technologies, Inc. (“NEXA”), Penson GHCO (“Penson GHCO”), First Capitol Group, LLC (“FCG”) and Penson Asia Limited (“Penson Asia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading.

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

Special Note Regarding Forward-Looking Statements

This Annual Report and the information contained herein contain forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	reductions in per transaction clearing fees;

•	legislative and regulatory changes;

•	our ability to maintain our technological advantages;

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the Securities and Exchange Commission.

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

Glossary of selected terms

“Algorithmic traders” means firms or individuals which engage in “algorithmic trading,” defined below.

“Algorithmic trading” means the automatic generation of size and timing of orders based on preset parameters, occurs largely as a result of complex computational models and is often highly if not totally automated (i.e., trading does not necessarily require the intervention of a live trader but is generated by computers). Such trading is at times referred to as “black box” trading.

“ASP” refers to “Application Service Provider,” which means a licensor of software products that hosts such products on its own proprietary or leased hardware and offers customer service relating to such products to the licensee.

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

“Client” when used herein refers to both correspondents and other customers who may not utilize our clearing, futures or securities products and services but which may, for example, use solely technology products and services.

“Correspondent” when used herein refers to entities (e.g. broker-dealers) of our clearing firms that use such clearing firms’ respective regulated securities and/or futures record keeping, custody and/or settlement services as opposed to only using technology products and services. Our typical correspondent is a firm that introduces its customers to our clearing firms for clearing, custody and/or settlement services.

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

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global trading and investment industry. Our products and services include securities and futures clearing and execution, margin lending, facilities management, technology and other related offerings, and we support trading in multiple markets, multiple investment products and multiple currencies. Unlike most other major clearing providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider of securities clearing in our market segment is a significant differentiating factor. We provide a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing execution, clearing, settlement and technology solutions. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our ability to expand our sales and attract new clients.

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

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Penson was ranked in the top four clearing firms in the U.S. in 2007, based on the number of correspondents. Our growth has been both organic and through acquisitions. As of December 31, 2007, we had approximately 243 active securities correspondents worldwide, including 187 in the U.S., 38 in Canada and 18 in the U.K., and 34 futures correspondents. NEXA generates the majority of its revenues from our correspondents, but it also generates revenues from clients that are not correspondents. As a result of our acquisition of the clearing business of Schonfeld Securities LLC (“Schonfeld”), we added seven new correspondents that we converted in the second quarter of 2007.

We opened our first Asian office in Hong Kong in the first quarter of 2007 to provide technical and other support services. With operations based in the U.S., Canada, the U.K. and now in Asia, we have established a global presence primarily focused on the North American and European securities markets for equities, options, financial futures and fixed income products, and expect to expand our scope to other world markets. We believe that international markets offer an important target market as certain characteristics of the U.S. market, including significant increases in retail, self-directed and online trading, and increased trading volumes and executions, continue to expand abroad. We are organized into operating segments based on products and services and geographic regions (see note 21 to our consolidated financial statements).

Our net revenues were $264.7 million in 2007. Clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the assets purchased on margin by our correspondents and their customers and from investing customers’ cash. We also earn licensing and development fees from clients for their use of our technology solutions. Most of our clients generate revenues in several different categories. Clients generating revenues from clearing transactions typically also generate significant interest income for us from their account balances.

For the year ended December 31, 2007, net revenues from clearing and commissions, including related interest revenues, accounted for approximately 75% of net revenues. The following percentages are approximates. Direct market access broker-dealers accounted for 16.6% of these revenues and represented 11.9% of our total correspondents, traditional retail broker-dealers accounted for 16.9% of these revenues and represented 33.2% of our total correspondents, online broker-dealers accounted for 22.4% of these revenues and represented 11.1% of our total correspondents and institutional clients represented 20.8% of these revenues and were 19.9% of our total correspondents. The remainder of these revenues was provided primarily by broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, futures trading, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of financial condition and results of operations, for more information.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past year, our net interest revenues increased from $74.4 million in 2006 to $88.4 million in 2007, representing approximately 38% and 33% of our net revenues, respectively.

Clients

Currently, our principal clients are online, direct access and traditional retail brokers. Increasingly, we are adding as clients large banks, institutional brokers, financial technology companies and securities exchanges such as ARCA. Online broker-dealers enable investors through browser-based technology and perform trades through the broker via the Internet. Direct access broker-dealers provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is a financial data content or trading software firm that purchases our data or combines its offerings with our trading software. Through our acquisition of Goldenberg Hehmeyer and Co. (“GHCO”) and FCG, we have added a number of futures related clients, including introducing brokers, non-clearing Futures Commission Merchants (“FCMs”), commercial customers, customers who engage in hedging and risk management activities and other customers who trade futures and other instruments.

We have made significant investments in our U.S. and international data and execution infrastructure, as well as various types of multi-currency and multi-lingual trading software. We believe we provide a flexible offering of infrastructure products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our technology offerings are typically private-labeled to emphasize the client’s branding. We seek to put our clients’ interests first and we believe our position as the leading independent provider of U.S. securities clearing services is a significant differentiating factor. We believe we are well-positioned to take advantage of our significant investments in technology infrastructure to expand sales of our products and services to these and many other clients worldwide.

Market opportunity

We believe that the market for securities and futures processing infrastructure products and services is influenced by several significant industry trends creating continuing opportunities for us to expand our business, including:

•	Increase in trading volumes and executions. The increase in trading volumes and executions in equities, options and futures markets over the past several years has led to an increase in the number of transactions requiring execution, processing and settlement.

•	Shift to outsourced solutions. Broker-dealers outside the U.S. are increasingly following the continuing and common practice in the U.S. of outsourcing their clearing functions. In addition, firms in the global securities and investment industry are expanding their use of third-party technology to manage their securities trading infrastructure.

•	Increase in trading in multiple markets. Investors increasingly seek to trade in multiple instruments, multiple markets and in multiple currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes will push correspondents to seek the most comprehensive and sophisticated service providers.

•	Industry consolidation. Although the significant effort and potential business disruption associated with conversion to a new clearing firm may discourage correspondents from switching service providers, consolidation among clearing service providers has led to forced conversions. These conversions result in opportunities for correspondents to seek competing offers and, therefore, for service providers to solicit new correspondents’ business without having to overcome the difficulties of moving from an incumbent.

•	Demand for increased reporting capabilities and integrated technology solutions. Clients are increasingly demanding products that seamlessly integrate front, middle and back-office systems and allow for near real-time updating of account status and margin balances.

•	Opportunities in Canadian, European and Asian markets. The Canadian and European securities and investments industries have followed many of the same trends as the U.S. market. In addition, clearing firms in these markets are less likely to own trading applications, creating opportunities for the sale of NEXA’s products. We opened our first Asian office in Hong Kong in the first quarter of 2007. We generated net revenues in 2007 from our Asian operations of approximately $782,000 and expect to expand our Asian operations in 2008. Our Asian operations will initially be limited to marketing our technology products.

Our differentiated product offerings

We provide integrated execution, clearing, settlement and technology solutions to the global securities, futures and investment industry. Our solutions support trading in multiple markets, multiple investment products and multiple currencies. Our correspondents outsource these activities to us in order to avoid holding the capital required by regulatory authorities to support these activities as well as to reduce the need for specialized margin lending and clearing technology and support personnel. We believe that our products and services provide the following benefits to our correspondents:

•	Variable clearing costs and economies of scale. We offer clearing services to our correspondents on a variable cost structure based on transaction volume. We believe that our pricing structure allows our correspondents to take advantage of economies of scale by leveraging our investment in technology, software and systems at a significantly lower cost than these correspondents would generally incur to self-clear. The ability to obtain securities and futures clearing services on a cost-effective basis is a key factor in enabling direct access and online broker-dealers to charge their customers lower commissions than those charged by traditional broker-dealers.

•	Trading support in multiple markets and currencies. We offer multi-lingual, multi-currency international products. We believe that our global service offering provides our correspondents with the ability to operate efficiently across multiple markets, asset classes and currencies. Our global service offerings allow us to provide a single statement showing customer trades in multiple international markets.

•	Enhanced account portfolio information services. We have created customized software solutions to enable our correspondents to manage and analyze their accounts, which assists them in improving service levels to their customers while lowering fixed costs. We offer private label and custom development capability to meet the branding needs of our correspondent and other institutional clients.

•	Technology and clearing integration. Our solutions provide an integration of front, middle and back office systems and allow near real-time updating of account status and margin balances, providing better service to investors and better risk management to the correspondent.

•	Facilitation of compliance with governmental regulation. By outsourcing regulated activities, such as margin lending, our correspondents are able to minimize reporting requirements and reduce the burden on management of dealing with related compliance issues. In addition, we can facilitate broker-dealer compliance with other regulatory requirements by providing automated reporting, record keeping and other tasks.

•	Margin lending availability. We make margin loans directly to the customers of our correspondent broker-dealers. As a result, our correspondents can compete more effectively in attracting their customers by earning interest income relating to margin loans without having to satisfy related capital requirements In April of 2007, we were one of only two brokers approved by the NASD to offer portfolio margining at that time (the NASD is now subsumed within the Financial Industry Regulatory Authority (“FINRA”)). Portfolio margining allows us to extend margin lending to qualified customers in excess of what is permitted under Regulation T. Regulation T is the Federal Reserve Board regulation that governs the amount of credit that brokerage firms and dealers may extend to their customers for the purchase of securities. Regulation T allows a trader to borrow 50% of the purchase price of securities that can be purchased on margin. Portfolio margining allows us to extend margin lending to cover a greater percentage of the purchase price of securities based upon a risk calculation model approved by FINRA. As of December 31, 2007 we have approved six correspondents for portfolio margining and have opened approximately 125 portfolio margining accounts with balances of approximately $146.3 million.

•	Foreign currency exchange trading availability. In 2007, we began to act as a dealer for currency foreign exchange trades with certain institutional clients and other parties, offer quotes in certain modeled currencies and clear foreign currency trades through certain exchanges and ECNs. We also offer a third party bank’s foreign exchange trading program to certain of our retail clients.

Our competitive strengths

We believe the following competitive strengths will allow us to grow our business and increase our profitability over time:

•	Fully-integrated securities and futures processing and technology solutions. We are a leading provider of infrastructure services to financial intermediaries offering a fully-integrated solution across major securities and futures processing needs. We believe our ability to integrate our technology offerings into all of our products and services is a significant factor in the successful expansion of our client base and the increase of our revenue from existing clients. Our products and services support trading in multiple markets, multiple investment products and multiple currencies, with integrated execution, clearing and settlement solutions. It is our belief that, while some clients are willing to obtain these products from multiple vendors, most will determine that it is easier to obtain solutions with lower integration costs and risks from one provider that can also address the regulated securities and futures aspects of their business. In addition, NEXA provides real-time and historical trading and brokerage management tools which complement our clearing services.

•	Flexible services and infrastructure. We provide a broad offering of infrastructure and technology products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our clients may choose to host these products on their own computer infrastructure or select that we host them. In addition, clients may either incorporate NEXA’s brand name or provide these products and services to their customers on a private label basis. We work closely with each of our clients to provide the set of products and services appropriate for their individual needs.

•	Established market position as an independent provider of correspondent clearing services. Since our establishment in 1995, we have grown organically and through acquisitions to become a leading provider of securities clearing services to approximately 243 active correspondents in the U.S., Canadian and U.K. markets and futures clearing services to 34 correspondents. Unlike most other major clearing providers, we are not affiliated with a larger financial institution. As an independent clearing and technology solutions provider, we generally do not compete with our clients in other lines of business. Our independence is a key selling point when soliciting new business.

•	Highly attractive and diversified client base. Our client base is comprised of online, direct access and traditional retail broker-dealers, banks, hedge funds, FCMs and other futures traders, algorithmic traders and securities exchanges and is internationally diversified through our operations in Canada, the U.K. and Asia.

For the year ended December 31, 2007, net revenues from clearing and commissions, including related net interest revenues, accounted for approximately 75% of net revenues. The following percentages are approximates. Direct market access broker-dealers accounted for 16.6% of these revenues and represented 11.9% of our total correspondents, traditional retail broker-dealers accounted for 16.9% of these revenues and represented 33.2% of our total correspondents, online broker-dealers accounted for 22.4% of these revenues and represented 11.1% of our total correspondents and institutional clients accounted for 20.8% of these revenues and 19.9% of our total correspondents. We have more recently expanded our market to include large banks, hedge funds, FCMs and other futures traders, algorithmic traders and securities exchanges which comprised the balance of our revenues and correspondents.

•	Scalable, recurring revenue business model. Our business benefits from a scalable operating platform. Our existing infrastructure is capable of processing significant additional volumes with limited incremental increases in our fixed costs. We receive a recurring stream of revenues based on volumes from each of our correspondents with a low marginal cost of sales. In addition, a significant portion of our technology revenues are based on ASP arrangements with clients, linked to transactions and users.

•	Proven and highly motivated management team. With an average of over 32 years of industry experience and holding a substantial equity interest in Penson, our three-member Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., Daniel P. Son, and Philip A. Pendergraft, our Chairman, President and Chief Executive Officer, respectively, founded our business in 1995 and have built it to its current position. This senior management group continues to own a significant portion of our Company.

Our growth strategies

Our goal is to be the leading independent provider of securities and futures processing infrastructure to the securities, futures and investment industry in the major global markets. To accomplish this goal, we are pursuing the following key strategies:

•	Capitalize on industry trends. We believe we are positioned to benefit from several broad industry trends:

•	Internationalization. Cross-border functionality is becoming increasingly important to attracting correspondents. With operations in four countries and the ability to provide access to markets as well as clearing and settlement services covering multiple depositories around the world in multiple currencies, we can provide this high-value service to our clients.

•	Consolidation. Typically, high conversion costs are a significant obstacle which must be overcome by a clearing firm which seeks to attract business from correspondents who are currently clients of another clearing firm. However, consolidation among clearing service providers has led to many forced conversions. As an independent provider and technology leader, we are well positioned to attract new clients faced with conversion decisions due to industry consolidation.

•	Trading in multiple products. Clients increasingly seek to trade in multiple products on the same computer terminal, including equities, options and futures. Our products and services provide this capability and we believe this trend provides us with a significant opportunity to grow our business.

•	Outsourcing. The high cost of self-clearing and increased regulatory scrutiny on securities and futures firms have driven many broker-dealers to outsource their clearing responsibilities and technology needs. Even some larger firms are finding it more efficient to outsource such services. We believe this trend will continue.

•	Enhance revenue potential of each client relationship. We offer a variety of products and solutions to broker-dealers and securities firms, which together form an end-to-end solution. As a result, we intend to grow in part by selling additional products to our existing clients. Some of NEXA’s clients are not currently clearing clients of Penson. We believe we have a significant opportunity to offer the full spectrum of clearing and execution services to many of NEXA’s clients, as well as offering technology services to our clearing and execution clients.

•	Expand offering of portfolio margining. During 2007, we approved six of our correspondents for portfolio margining and opened approximately 125 portfolio margining accounts with balances of approximately $146.3 million. We have experienced an increase in trading volume as a result of our introduction of portfolio margin accounts and expect to continue that trend in 2008.

•	Leverage existing platform to expand our product set and client base. Due to our significant investments in technology, we believe our infrastructure provides a leading fully-integrated securities clearing and technology package to our core market. This infrastructure facilitates clearing across several security types, including options and futures, and additional products can be offered and new clients added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•	Focusing on the high-volume direct access, online broker-dealers and the futures trading industry. We will continue to target our clearing services to the growing futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service. By promoting our integrated suite of solutions, we believe our clearing and margin lending activities will increase as our market share grows while the size of the direct access and online brokerage industry increases.

•	Further expanding our client base in the institutional and retail brokerage markets. As the brokerage industry has added a broader array of products and services and the operating margins in the industry have diminished, the profitability of the infrastructure services offered by many traditional institutional and retail brokers is under pressure. We believe this trend will favor our business model of cost-effectively providing dedicated infrastructure solutions to the broader brokerage community. Accordingly, we are expanding our focus on the traditional institutional and retail brokerage industry. Many institutional and retail brokers in the U.S. have outsourced their clearing functions, and we believe this trend is now increasing internationally, which creates opportunities for us on a global basis. We are also targeting these firms for our technology products and services.

•	Expanding our client base in the algorithmic trading and hedge fund sectors. Our technology products enable us to increasingly market our services to algorithmic traders and hedge funds. These sectors are among the most significant drivers of growth in the overall securities markets and we intend to increase our focus on these clients.

•	Expanding our operations internationally. We previously acquired a London-based clearing company with experience in agency clearing operations in European securities markets and a Canadian clearing company that provides clearing services to the direct access, on-line discount and traditional retail markets in Canada. In the first quarter of 2007 we opened our first Asian office in Hong Kong. We have used these platforms to increase significantly our international capabilities to clear securities transactions and market our technology products. We believe our ability to service clients throughout the North American and European securities markets will become more important as investors increasingly trade on a global basis, and we intend to expand our offering of technology products in the Asian markets in fiscal year 2007 and beyond. In addition, we intend to expand our margin lending business internationally.

•	Expanding our futures business. We believe that our purchase of GHCO in February, 2007 was a significant step in expanding our futures clearing operations and our purchase of FCG in November, 2007 now gives us the ability to expand our futures offering to clients that need risk management and other services.

•	Pursue accretive acquisitions. Through our past acquisitions, we have grown internationally, expanded our product base and added additional correspondents. We intend to continue to pursue accretive acquisitions that will expand our technology product offerings, our clearing service capabilities and our client base.

Securities processing

Our securities and futures processing infrastructure products and services are principally marketed under the “Penson” brand name. Penson Worldwide, Inc. is the ultimate parent company for the businesses that provide these products and services in each geographic market we serve.

Clearing and related operations

United States

We generally provide securities clearing services to our correspondents in the U.S. on a fully-disclosed basis. In a fully-disclosed clearing transaction, the identity of the correspondent’s customer is known to us, and we are known to them, and we maintain the customer’s account and perform a variety of services as agent for the correspondent.

Our U.S. securities clearing broker is PFSI, which is registered with the Securities and Exchange Commission (“SEC”) and is a member of the following: Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ, NYSE ARCA Equities Exchange, NYSE ARCA Options Exchange, Philadelphia Stock Exchange, OneChicago, DTC, Euroclear, ICMA, MSRB, FINRA, NSCC, Options Clearing Corp., and Securities Investor Protection Corporation (“SIPC”) and is a participant of the Boston Options Exchange (“BOX”).

With respect to futures transactions, Penson GHCO provides our clearing and execution services for futures and FCG provides risk management and consultation services for some of our futures clients. Penson GHCO is regulated by the CFTC, the NFA and the FSA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, London International Financial Futures Exchange, the Intercontinental OTC Exchange and the Intercontinental Futures Exchange, the Minneapolis Grain Exchange, the Clearing Corporation, and the London Clearinghouse. FCG is a registered FCM and a member of the NFA.

Canada

PFSC provides clearing services in accordance with the rules of the Investment Dealers Association of Canada (“IDA”). Canada has four types of approved clearing models and our Canadian operation is approved for all of these. We concentrate primarily on Type 3 clearing services. As a Type 3 carrying broker, our key responsibilities include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, statements of securities and money balances held by us for customers.

PFSC is our Canadian clearing broker and provides fully-disclosed and omnibus clearing services to the Canadian markets. PFSC is a participating organization of the Toronto Stock Exchange, an approved participant with the Montreal Exchange, a participating organization with the TSX Venture Exchange and a member of various Canadian alternative trading systems. PFSC is a member of the Canadian Investor Protection Fund and is regulated by the Investment Dealers Association of Canada and the securities commission in each major province and territory in Canada.

United Kingdom

In the U.K. we offer a broad range of securities clearing services that include: Model A and Model B clearing and settlement, Euroclear, global custody, customized data processing, regulatory reporting, execution, and portfolio management and modeling systems. In Model A clearing, we provide a purely administrative back-office service and act as agent for our correspondents’ customers, whom we classify as market counterparties under the rules of the Financial Services Authority (“FSA”), and supply these customers with the information needed to settle their transactions. Model B clearing provides the authority to process transactions under a fully-disclosed clearing model similar to the U.S. Under Model B clearing, we assume the positions and therefore full liability for the clearing and settlement of the trades.

PFSL is our U.K. clearing broker. In the U.K., PFSL is a member of the London Stock Exchange and we are authorized and regulated by the FSA.

Asia

We opened Penson Asia, our first Asian office, in Hong Kong in the first quarter of 2007. Penson Asia is a technology services provider. We have begun to sell our technology products in Asia and expect to grow our Asian business in 2008.

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

Holding and safeguarding securities and cash deposits

We hold and safeguard securities and cash deposits of our correspondents’ customers, which requires us to take legal responsibility for those assets. Many of our correspondents do not have the ability to hold securities and cash deposits due to regulatory requirements that require that the holder must comply with the net capital rules of the Securities and Exchange Commission and other regulators with respect to these activities.

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

Proprietary trading

Certain of our subsidiaries engage in limited forms of proprietary trading. This trading includes computerized trading and non-automated trading strategies involving taking short-term proprietary positions in equities, fixed income and other securities, derivatives and foreign currencies. In general, these strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with hedging strategies and the use of derivatives contracts designed to mitigate the risk associated with these proprietary positions. These activities are insignificant to revenues and pretax income.

Futures products

In addition to the futures clearing services provided by Penson GHCO, our newly acquired FCG subsidiary provides retail, risk management and consultation services for certain of our futures clients.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. During 2007, we worked with our third-party software vendors to improve processes, which enabled us to handle the dramatic increase in trade volume generated by our correspondents. Additionally, our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

Our technology and data product offerings include customizable front-end trading platforms, a comprehensive database of historic U.S. and international equities, options and futures trade data, and order-management services. Our approach to the development and acquisition of technology has allowed us to create an evolving suite of products that provides specific solutions to meet our clients’ individual requirements. Through our recently acquired FCG subsidiary, we also provide risk management and consultation services to our futures customers.

NEXA provides our clients with innovative trading management technology with a global perspective. NEXA specializes in direct access trading technology and provides complete online brokerage solutions, including direct access trading applications, browser-based trading interface, back-office order management systems, market data feeds, historical data, and execution technology services, generally on a license fee basis. NEXA’s FastPath product provides a full suite of Financial Information Exchange (“FIX”) gateway solutions for clients who require global connectivity, high throughput and reliability. FIX execution solutions allow clients to automatically transmit, receive or cancel advanced order types, execution reports, order status, positions, liquidity flags and account balances. Clients can connect using their own front-end or back-office applications or utilize applications available from NEXA. We generally provide our solutions to our clients on a private-labeled basis to emphasize the client’s branding.

NEXA’s products, such as Omni Pro, Axis Pro, and Meridian, are designed to accommodate various market segments by providing different trading platforms and functionality to users. All of our front-end products benefit from several important features such as the ability to trade equities, options and futures and to have unified risk management for trading across multiple asset classes.

Although there is a significant market for front-end trading platforms that is independent of the market for clearing services, we have found that our ability to integrate our technology-related products with our clearing services provides clients with a compelling reason to use Penson for their clearing needs. We believe this broader, integrated offering is a significant factor in our conversion of client prospects into actual clients.

Our technology revenues generally include revenues from software development and customization of products and features, but our technology products are designed to generate substantial subscription-based revenue over time. Our technology revenues have increased over the last year from $11.9 million of revenue in 2006 to $15.2 million of revenue in 2007.

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

All of our front-end products benefit from a number of compelling features such as the ability to trade equities, options and futures and have unified risk management for trading across equities, options and futures. Many of our clearing competitors do not have similar systems that effect trades in all such instruments with similar risk mitigation capabilities. There is a dynamic market for front-end trading platforms that is independent of the market for our clearing services. However, we are finding that our ability to offer these products provides our clients with a compelling reason to use our clearing and other products and services and is increasingly important in our conversion of client prospects into actual clients.

Global execution hub

NEXA has built significant proprietary software and licensed certain software and telecommunications services to enable our clients to use our technology infrastructure to send orders for securities to all major North American exchanges, ECNs and market destinations. We have extended this network to include numerous international destinations such as the London Stock Exchange, U.K. market makers and others. Our clients can choose to use our execution infrastructure, independent of our other services, or to opt for a bundled solution combining technology products together with clearing and settlement. This allows us to access a differentiated market segment for clients that clear with another firm or are self-clearing, but which do not have a similar infrastructure capability. In particular, because our network has been designed to maximize speed of execution, our offerings are very attractive to algorithmic traders for whom speed is essential to successful implementation of their trading strategies. Our infrastructure required significant time and investment to build and very few of our clearing competitors offer anything that is directly comparable.

Global data products

We believe it is critical to provide our clients with global trade data solutions. NEXA provides research-quality, historical intraday time series data plus real-time data feeds for the commodity and equity markets. Our suite of data products was significantly enhanced by our acquisition of the Tick Data assets in January 2005. Its database of historical intraday equities, options and futures data consists of numerous futures symbols from exchanges in North America, Europe, and Asia. The data is presented tick-by-tick and is delivered in a compressed, proprietary format. The database of historical cash index data contains the most widely followed equity indices. NEXA also offers TickStream, a fully customized, low latency, real-time market data feed. Data is delivered through a simple-to-use application program interface (“API”) and powered by advanced ticker plants that have multiple direct connections to global exchanges. While these products do not currently generate material revenues, we provide data to over 1,000 clients, which we believe provides significant opportunities for cross-selling our other products and services.

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

Key licensed technology and proprietary customization

We license a software program called Phase3 from SunGard. Phase3 is an online, real-time data processing system for securities transactions. Phase3 performs the core settlement functions with industry clearing and depositary organizations. During 2007, we worked with our third-party software vendors to improve processes, which enabled us to handle the dramatic increase in trade volume generated by our correspondents. We have built a significant amount of proprietary software around Phase3 which allows us to customize Phase3 to meet each of our client’s unique needs. This customization increases the reliability and efficiency of our data processing model and permits us to process trades more quickly than if we relied on Phase3 alone. This customization also offers our clients more flexible access to information regarding their accounts, including the ability to:

•	see critical information in real-time on a continuously updated basis;

•	manage their buying power across different accounts containing diverse instruments such as equities, options and futures, and;

•	receive highly customized reports relating to their activity.

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers, both through our non-U.S. affiliates and directly, to access leading edge products and services when trading in the U.S. markets. We offer software that we have licensed from Rolfe & Nolan, which we believe offers an increased variety of settlement and clearing applications, to certain of our Canadian correspondents who trade futures products.

Sales and marketing

We focus our sales and marketing efforts in the U.S. primarily on the direct access and online sectors. Increasingly, we have begun focusing our efforts on the algorithmic trading and hedge fund sectors of the global securities and investment industry. We have also begun to more aggressively market execution only services to the global financial services market. In addition, we believe that a significant opportunity exists in foreign markets as the adoption of online trading expands in other countries. We have capitalized on this opportunity by implementing cross-border and multi-currency trade processing capabilities.

Following the completion of our IPO in May 2006, we increased our sales and marketing staff to take advantage of the additional financial resources which allowed us to expand our correspondent base. We are also beginning to focus our marketing efforts in Asia. We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

We generally enter into standard clearing agreements with our securities correspondents for an initial term of two or three years, during which we provide clearing services based on a schedule of fees determined by the nature of the financial instrument traded and the volume of the securities cleared. In some cases our standard contract will also include minimum monthly clearing charge requirements. Subsequent to the initial term these contracts typically allow the correspondent to cancel our services upon providing us with 45 days written notice. Futures clearing contracts between us and our correspondents are generally terminable on 30 days notice. Futures clearing contracts directly between us and our customers are generally terminable at will.

As of December 31, 2007, we had approximately 243 active securities clearing correspondents. Of these correspondents, 187 are located in the U.S., while our U.K. and Canadian clearing operations provide services for 18 correspondents and 38 correspondents, respectively. We also had 34 active futures clearing correspondents. Before conducting business with a correspondent, we review a variety of factors relating to the prospective correspondent, including the correspondent’s experience in the securities industry, its financial condition and the personal backgrounds of the key principals of the firm. We seek to establish relationships with correspondents whose management teams and operations we believe will be successful in the long-term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

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

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $8.6 million in cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement and issued approximately 150,000 shares of stock to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business.

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. We closed the transaction in February 2007 and paid $24.6 million in cash and approximately 139,000 shares of stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we may face related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next two years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. We do not expect to make an earnout payment relating to the first year of the integrated Penson GHCO acquisition (see note 24 to our consolidated financial statements).

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock, valued at approximately $28.3 million, to the previous owners of Schonfeld as partial consideration for the assets acquired. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the purchase agreement, of the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007.

We are currently in active discussions with various parties regarding acquisitions and investments, but at this time no material potential transaction is probable.

Competition

The market for securities clearing and margin lending services is highly competitive. We expect competition to continue and intensify in the future. We encounter direct competition from firms that offer services to direct access and online brokers. Some of these competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments Company; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., MF Global Ltd. (formerly Man Financial) and RJ Obrien & Associates LLC. We also encounter competition from other clearing firms that provide clearing and execution services to the securities industry. Most of our competitors are affiliated with large financial institutions.

We believe that the principal competitive factors affecting the market for our clearing and margin lending services are price, technology, financial strength, client service and breadth of services. Based on management’s experience, we believe that we presently compete effectively with respect to most of these factors.

Some of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors offer a wider range of services and products than we offer and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Recent advancements in computing and communications technology are substantially changing the means by which securities transactions are effected and processed, including more access online to a wide variety of services and information, and have created a demand for more sophisticated levels of client service. The provision of these services may entail considerable cost without an offsetting increase in revenues. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share. Additionally, large firms that currently perform their own clearing functions may decide to start marketing their clearing services to other firms.

In addition to companies that provide clearing services to our target markets, we are subject to the risk that one or more of our correspondents may elect to perform their clearing functions themselves. The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of the correspondent increases, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per- transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing firms to retain customer free credit balances and securities for use in margin lending activities. In order to make a clearing arrangement with us more attractive to these high-volume broker-dealers, we may offer such firms transaction volume discounts or other incentives.

Some of the securities clearing contracts between us and our correspondents permit a correspondent to terminate its contract following the giving of written notice, typically between 45 days and six months. Futures clearing contracts between us and our correspondents are generally terminable on 30 days notice. Futures clearing contracts directly between us and our customers are generally terminable at will.

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

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with FINRA, NFA, the various stock and futures exchanges, and other self-regulatory organizations (“SROs”), require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination the operations of the Company or the suspension or disqualification of our directors, officers or employees. In the ordinary course of our operations, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

As a registered broker-dealer, PFSI is required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC Fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

In addition, we have subsidiaries in the U.K. and Canada that are involved in the securities and financial services industries and may expand our business into other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business.

The securities and financial services industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally. Due to its focus on technology products, Penson Asia is not subject to many of the same restrictions that apply to our U.K. and Canada subsidiaries.

The regulatory environment in which we operate is subject to change. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms.

Regulation of clearing activities

We provide clearing services in the U.S., Canada and Europe through our subsidiaries. Brokers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our acquisition of GHCO, we are now also subject to additional CFTC, NFA and futures exchange regulations that we were not subject to before. As a result, we now must comply with an increasing amount of regulatory requirements and face additional liabilities if we are not able to adjust to the new regulatory environment.

Regulation of securities lending and borrowing

We engage in securities lending and borrowing services with other broker-dealers by lending the securities that we hold for our correspondents and their customers to other broker-dealers, by borrowing securities from other broker-dealers to facilitate our customer transaction activity, or by borrowing securities from one broker-dealer and lending the same securities to another broker-dealer. Within the United States, these types of securities lending and borrowing arrangements are governed by the SEC. The following is what we believe to be a descriptive summary of some important SEC rules that govern these types of activities, but it is not intended to be an exhaustive list of the regulations that govern these types of activities.

Our securities lending and borrowing activities are primarily transacted through our U.S. broker-dealer subsidiary, which is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to ensure that broker-dealers will have adequate resources, including a percentage of liquid assets, to fund expenses of a self or court supervised liquidation. See “Business — Government regulation — Regulatory capital requirements.” While the net capital rule is designed to ensure that the broker-dealer has adequate resources to pay liquidation expenses, the objective of the SEC’s customer protection rule is to ensure that investment property of the firm’s customers will be available to be distributed in liquidation. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that the broker-dealers promptly obtain possession or control of customers’ fully paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

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

Regulation T was issued by the Board of Governors of the Federal Reserve (“Federal Reserve”) pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by brokers-dealers. Although Regulation T allows broker-dealers to deposit cash in order to secure the borrowing of securities for the purpose of making deliveries of such securities in the case of short sales, failure to receive securities they are required to deliver, or other similar cases and lend securities for such purpose against such a deposit, it also includes provisions regarding the provision of collateral. For example, under the provisions of Regulation T, broker-dealers are generally required to collect 50% of the value of equity securities purchased in a margin account. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the US Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in the second quarter of 2007 and anticipate increasing our portfolio margining accounts in 2008.

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

Failure to maintain the required net capital, accurately compute the reserve formula or comply with Regulation T, portfolio margining rules or Regulation SHO may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require our U.S. broker-dealer subsidiary’s liquidation. A change in the net capital rule, the customer protection rule, Regulation T or the portfolio margining rules or the imposition of new rules could adversely impact our ability to engage in securities lending and borrowing.

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

Regulatory capital requirements

As a registered broker-dealer and member of FINRA, PFSI is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Among deductions from net capital are adjustments, which are commonly called “haircuts,” which reflect the possibility of a decline in the market value of firm inventory prior to disposition.

Failure to maintain the required net capital may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require our liquidation. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce our net capital below required levels.

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

PFSC is a member of the IDA, an approved participant with the Montreal Exchange, a participating organization of the Toronto Stock Exchange and the TSX Venture Exchange and a member of various Canadian alternative trading systems. PFSC is subject to rules, including those of the IDA, relating to the maintenance of capital. The IDA regulates the maintenance of capital by member broker-dealers by requiring that broker-dealers periodically calculate their risk adjusted capital, referred to as RAC, in accordance with a prescribed formula which is intended to ensure that members will be in a position to meet their liabilities as they become due.

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

Our futures clearing business is subject to the capital and segregation rules of the CFTC, NFA, and futures exchanges in the United States and the FSA and futures exchanges in the UK. Our acquisition of GHCO and FCG substantially increased our exposure to these rules as well as the capital requirements of applicable exchanges and clearing houses of which we are a clearing member. If we fail to maintain the required capital or violate the customer segregation rules, we may be subject to monetary fines and the suspension or revocation of our license to clear futures contracts and carry customer accounts. Any interruption in our ability to continue this business would impact our revenues and profitability.

Margin risk management

Our margin lending activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility or changes in liquidity, over which we have virtually no control.

We attempt to minimize the risks inherent in our margin lending activities by retaining in our margin lending agreements the ability to adjust margin requirements as needed and by exercising a high degree of selectivity when accepting new correspondents. When determining whether to accept a new correspondent, we evaluate, among other factors, the correspondent’s experience in the industry, its financial condition and the background of the principals of the firm. In addition, we have multiple layers of protection, including the balances in customers’ accounts, correspondents’ commissions on deposit, clearing deposits and equity in correspondent firms, in the event that a correspondent or one of its customers does not deliver payment for our services. We also maintain a bad debt reserve. Our customer agreements and fully-disclosed clearing agreements require industry arbitration in the event of a dispute. Arbitration is generally less expensive and more timely than dispute resolution through the court system. Although we attempt to minimize the risk associated with our margin lending activities, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

State and provincial regulation

Our subsidiary, PFSI, is a broker-dealer authorized to conduct business in all 50 states under applicable state securities regulations. PFSC is authorized to conduct business in all major provinces and territories in Canada.

Employees

As of December 31, 2007, we had 942 employees, of whom 435 were employed in clearing operations, 299 in technology support and development, 28 in sales and marketing and 180 in finance and administration. Of our 942 employees, 676 are employed in the U.S., 52 in the U.K., 211 in Canada and 3 in Asia. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Our continued success depends largely on our ability to attract and retain highly skilled personnel. Competition for such personnel is intense, and should we be unable to recruit and retain the necessary personnel, the development, sale and performance of new or enhanced services would likely be delayed or prevented. In addition, difficulties we encounter in attracting and retaining qualified personnel may result in higher than anticipated salaries, benefits and recruiting costs, which could adversely affect our business. In connection with our acquisition of GHCO, we added approximately 84 new employees. In connection with our acquisition of FCG, we added approximately 22 new employees.

Public Reporting

Once filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.penson.com.

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

The market for securities and futures processing infrastructure products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. Our competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments Company; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., MF Global Ltd. (formerly Man Financial) and RJ Obrien & Associates LLC. Many of our competitors have significantly greater financial, technical, marketing and other resources than we possess. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours. There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

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

Our ten largest current clients accounted for 22.4% of our total net revenues at December 31, 2007, while no client accounted for more than 4% of net revenues. The loss of even a small number of these clients at any one time could cause our revenues to decline substantially. Our clearing contracts are generally fixed term contracts of two to three years, which allow the correspondent to cancel our services upon providing us with 45 days of notice, in most cases after the expiration of the fixed term. Our clearing contracts with these correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. For example, a large U.S. clearing correspondent terminated its relationship with us in December, 2007. While we expect that this loss will be offset by revenue from new and current correspondents, there can be no assurance that this will occur. There can be no assurance that our largest clients will continue to use our products and services.

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

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Recent decreases in short-term interest rates may contribute to a decrease in our profitability during the time when such lower rates continue to be in effect.

Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Board of Governors of the Federal Reserve System usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the lower end of its historical range, as it is today. Interest rates in Canada and Europe are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2007 and 2006, our receivables from customers and correspondents were $1.9 billion and $1.4 billion, respectively, which predominantly reflected margin loans. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons including the fact that:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	a stop order may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customers’ equity in the account is at least 25% of the value of the securities in the account. We are also subject to regulations in Canada and the U.K. with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. In addition, for our portfolio margining accounts, we are able to extend substantially more credit to approved customers pursuant to a risk formula adopted by the SEC. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondents and customer accounts.

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

We have contracted with SunGard Data Systems and IBM Canada Limited (“IBM Canada”) to provide a major portion of the software and systems necessary for our execution and clearing services. Our current agreement with SunGard has an expiration date of July 25, 2012 and can be terminated by SunGard upon written notice in the event that we breach the agreement. Our current agreement with IBM Canada has an expiration date of December 31, 2008 and can be terminated by IBM Canada upon written notice in the event that we breach the agreement. In the past, we have experienced processing delays, occasional hardware and software outages with SunGard and IBM Canada. Any major interruption in our ability to process our transactions through SunGard or IBM Canada would harm our relationships with our clients and impact our growth. We also license many additional generally available software packages. Failures in any of these applications could also harm our business operations.

We rely on SunGard, IBM Canada and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. During 2007, we worked with our third-party software vendors to improve processes, which enabled us to handle the dramatic increase in trade volume generated by our correspondents. If, in the future, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis or to allocate sufficient capacity to meet our trading volume requirements could harm relationships with our clients and our ability to achieve our projected level of growth.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management or prevent us from conducting our business.

Although we attempt to avoid infringing upon known proprietary rights of third parties and typically incorporate indemnification provisions in any agreements where we license third party software, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties through use of our proprietary software or software licensed to us by third parties, we may be unable to obtain licenses to use those or similar rights on commercially reasonable terms. In either of these events, we would need to undertake substantial reengineering to continue offering our services and may not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from conducting our business. See also “Business — Intellectual property and other proprietary rights.”

If our clients’ account information is misappropriated, we may be held liable or suffer harm to our reputation.

We employ what we believe to be a high degree of care in protecting our clients’ confidential information. To effect secure transmissions of confidential information over computer systems and the Internet, we rely on encryption and authentication technology. If third parties penetrate our network security or otherwise misappropriate our clients’ personal or account information, or we were to otherwise release any such confidential information without our clients’ permission, unintentionally or otherwise, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our reputation. While we periodically test the integrity and security of our systems, we cannot assure you that our efforts to maintain the confidentiality of our clients’ account information will be successful.

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

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems are maintained at various locations such as Texas, Chicago, New York, Toronto, Montreal and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

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

The average daily trade volume generated by our correspondents increased dramatically from 2006 to 2007. We believe that the additional software we licensed and changes we made to our operating procedures allowed us to accommodate the increased volume. While we continue to monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to accurately predict future volume increases or volatility or that our systems will be able to accommodate these volume increases or volatility without failure or degradation. Any significant degradation or failure of our computer systems, communications systems or any other systems in the clearing or trading processes could cause the customers of our clients to suffer delays in the execution of their trades. These delays could cause substantial losses for our clients or their customers and could subject us to claims and losses, including litigation claiming fraud or negligence, damage our reputation, increase our service costs, cause us to lose revenues or divert our technical resources.

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

Over the past few years, our business strategy has included engaging in significant acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in international markets. We have completed four acquisitions since 2006, including the acquisitions of GHCO and FCG in 2007, which significantly expanded our futures business. In the future, we plan to acquire additional businesses or technologies as part of our growth strategy. We are currently in active discussions with various parties, but at this time no potential transaction is probable. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

•	diversion of management’s time and attention to the negotiation of the acquisitions;

•	difficulties in assimilating acquired businesses, technologies, operations and personnel including, but not limited to, the increased trade volume of acquired businesses;

•	the need to modify financial and other systems and to add management resources;

•	assumption of unknown liabilities of the acquired businesses;

•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;

•	dilution to our existing stockholders due to the issuance of equity securities;

•	possible adverse short-term effects on our cash flows or operating results; and

•	possible accounting charges due to impairment of goodwill or other purchased intangible assets.

Failure to manage our acquisitions to avoid these risks could harm our business, financial condition and operating results.

Restrictive covenants in our credit facilities may limit our ability to engage in certain transactions.

Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions on or repurchase our capital stock or make other restricted payments, make investments, and sell certain assets. In 2007, we deemed it to be in the best interests of our stockholders to commence a stock repurchase program, and obtained bank approval to repurchase up to $37.5 million of our common stock. We have not determined that an additional stock repurchase program would be advisable at this time, but if we were to do so, we cannot assure you that we will be able to gain all necessary approvals for any such program.

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

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates. As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the British Pound, the Euro and the Canadian dollar, may materially affect our operating results. As we continue to expand our business operations globally, our exposure to fluctuations in currencies of other countries will continue to increase.

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

We principally clear futures and options contracts on behalf of our correspondents, FCMs and their respective customers. Trading in futures and options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in futures and options contracts, which in turn raises the risk that a correspondent, introducing broker, or customer may not be able to fully repay its creditors, including us, if it experiences losses in its futures and options contract trading business. We have recently acquired the partnership interests of GHCO, and the limited liability company interests of FCG which will substantially increase our operations in the futures markets. Because of this increased activity, we will face more exposure to the risks associated with the clearing of futures contracts.

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

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. In addition to these laws, we must comply with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Commodity Futures Trading Commission (“CFTC”), National Futures Association (“NFA”), various stock and futures exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers and FCMs are subject to regulations covering all aspects of the securities and futures businesses, including:

•	sales methods;

•	trade practices among broker-dealers and FCMs;

•	use and safekeeping of investors’ funds and securities;

•	capital structure;

•	margin lending;

•	record keeping;

•	conduct of directors, officers and employees; and

•	supervision of investor accounts.

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

We and certain of our officers and employees have been subject to claims of non-compliance in the past, and may be subject to claims and legal proceedings in the future.

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

The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo further change in the future. The CFTC, the SEC, FINRA, NFA, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

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

We are subject to stringent rules imposed by the SEC, FINRA, and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital. Net capital is the net worth of a broker-dealer, less deductions, for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer’s proprietary securities positions. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, which, if not cured, could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue our clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from our subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt at the parent company level and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against net capital could impede our ability to expand or even maintain our present volume of business.

Our futures clearing business is subject to the capital and segregation rules of the NFA and CFTC. Our recent acquisitions of GHCO and FCG substantially increased our exposure to these rules. If we fail to maintain the required capital, or if we violate the customer segregation rules, we may be subject to monetary fines, and the suspension or revocation of our license to clear futures contracts. Any interruption in our ability to continue this business would impact our revenues and profitability.

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

As a member of the IDA, an approved participant with the Montreal Exchange, a participating organization with the Toronto Stock Exchange and a member of various Canadian alternative trading systems, PFSC is subject to the rules and policies of the IDA and other rules relating to the maintenance of regulatory capital. Specifically, to ensure that IDA members will be able to meet liabilities as they become due, the IDA requires its member broker-dealers to periodically calculate their risk-adjusted capital in accordance with a prescribed formula. If PFSC fails to maintain the required risk adjusted capital, it may be subject to monetary sanctions, suspensions or other sanctions, including expulsion as a member. If PFSC is sanctioned or expelled or if the risk adjusted capital requirements are changed or expanded, PFSC may be required to discontinue operations in Canada, which could result in diminished revenues.

In addition, some of the investments we make in our business may impact our regulatory capital. We have made large investments into NEXA and expect to continue to do so in the future. Investments in non-regulated subsidiaries and increases in illiquid assets, including unsecured customer accounts, have a negative impact on the capital available for our regulated subsidiaries. If we experience increased levels of unsecured and partially secured accounts in the future, our financial results may be harmed.

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

Although the split off transaction described in “Management’s discussion and analysis of financial condition and results of operations — Split off transaction,” has occurred, we may incur future liabilities related to the operations of the SAMCO entities. Due to the Company’s indirect ownership of the SAMCO entities prior to our IPO we may be exposed to additional liabilities beyond what we may ordinarily encounter in our typical customer relationships.

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

At the date of this report, our executive officers, directors and 5% stockholders will beneficially own, in the aggregate, approximately 57.1% of our outstanding common stock. As a result, these stockholders may have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to you as a stockholder. See “Certain relationships and related transactions” for a description of certain relationships we have with these stockholders. The interests of these stockholders with respect to such matters could conflict with your interests as a holder of common stock. For further information regarding management’s stock ownership, see “Principal and selling stockholders.”

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

We are continuously evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under, which we refer to as Section 404. While we have not identified material weaknesses to date, we may from time to time identify conditions that may result in material weaknesses.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Description of Property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. Effective as of July 1, 2006, we leased approximately 13,100 additional square feet, which increased our rent expenses by $27,000 in 2006. Beginning in January 2007, we began to lease approximately 13,100 additional square feet, which increased our fixed rent expenses by approximately $220,000 per year and our liability for additional rent. Including the new space, we lease approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, we lease approximately 13,000 square feet in London and 41,000 square feet in the Canadian cities of Montreal and Toronto for our subsidiaries. We also lease additional office space at locations in California, Illinois, New York, Minnesota, Wisconsin and Texas to support our operations. We believe that our present facilities, together with our current option to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are generally able to pass through expenses related to the arbitration to the correspondent involved in the arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of the Company has been traded on the NASDAQ Global Select Market under the symbol PNSN since the Company’s initial public offering on May 16, 2006. Prior to that time there was no public market for the Company’s Common Stock or other securities.

The following table sets forth the high and low closing sales prices of our Common Stock, for the periods indicated.

	Price Range
	High	Low

2007
Quarter ended March 31, 2007	$33.22	$25.32
Quarter ended June 30, 2007	$34.08	$24.10
Quarter ended September 30, 2007	$25.40	$15.50
Quarter ending December 31, 2007	$19.59	$13.58
2006
Quarter ended June 30, 2006	$20.44	$17.21
Quarter ended September 30, 2006	$19.59	$15.90
Quarter ending December 31, 2006	$27.81	$18.16

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of March 4, 2008, there were 73 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be 3,662 as of March 4, 2008.

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

Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value. The value of our capital may be adjusted from time to time by our board of directors but in no event will be less than the aggregate par value of our issued stock. Our board of directors may base this determination on our consolidated financial statements, a fair valuation of our assets or another reasonable method. Our board of directors will seek to assure itself that the statutory requirements will be met before actually declaring dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends. In addition, pursuant to the terms of our preferred stock (were any to be issued), we are prohibited from paying a dividend on our common stock unless all payments due and payable under the preferred stock have been made.

PWI’s Purchases of its Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased(1)	Paid per Share	Programs	or Programs(2)

October 1, 2007 through October 31, 2007	189,660	$18.68	184,725	—
November 1, 2007 through November 30, 2007	7,299	$15.52	—	—
December 1, 2007 through December 31, 2007	75,614	$14.29	74,340	800,425

(1)	Includes shares withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(2)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Equity Compensation Plans

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(3)	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders(4)	1,559,255	$17.10	1,109,817
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	1,559,255	$17.10	1,109,817

(3)	Includes shares issuable for unvested restricted stock units.

(4)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 925,838 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 183,979 shares remaining available for future issuance.

Recent Sales of Unregistered Securities

On November 30, 2007 the Company issued 149,947 unregistered shares of its common stock to the former owners of First Capitol Group, LLC, as a portion of the initial payment pursuant to a Purchase Agreement dated November 30, 2007. The sales were exempt from the Securities Act of 1933, under Section 4(2) thereof.

Stock Performance Graph
Cumulative Total Return to Stockholders
Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index
% Return to Stockholders, May 17, 2006 to December 31, 2007

Total Return Performance

This comparison is based on a return assuming $100 invested May 16, 2006 in Penson Worldwide, Inc. Common Stock, the NASDAQ Composite Index and the NASDAQ Financial Stocks Index, assuming the reinvestment of all dividends. May 16, 2006 is the date the Company’s Common Stock commenced trading on the NASDAQ Global Select Market.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statement of income data for the three years ended December 31, 2007 and the summary consolidated balance sheet data as of December 31, 2007 and 2006 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our consolidated financial statements and the notes included in this Annual Report on pages F-2 through F-33. The consolidated statement of income data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, all of which are set forth below, are based on the Company’s historical audited consolidated financial statements and the underlying accounting records.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated statement of income data:
Net revenues	$264,725	$198,189	$127,907	$102,478	$84,464
Total expenses(1)	222,767	160,611	123,229	94,296	76,135
Income from continuing operations before income taxes	41,958	37,578	4,678	8,182	8,329
Income tax expense	15,125	13,299	1,951	1,489	503
Income from continuing operations	26,833	24,279	2,727	6,693	7,826
Income from discontinued operations, net of tax(2)	—	243	177	1,060	835

Net income	$26,833	$24,522	$2,904	$7,753	$8,661

Earnings per share — basic
Earnings per share from continuing operations	$1.02	$1.07	$0.18	$0.51	$0.61
Earnings per share from discontinued operations	—	0.01	0.01	0.08	0.07

Earnings per share	$1.02	$1.08	$0.19	$0.59	$0.68

Earning per share — diluted
Earnings per share from continuing operations	$1.00	$1.05	$0.16	$0.43	$0.58
Earnings per share from discontinued operations	—	0.01	0.01	0.07	0.06

Earnings per share	$1.00	$1.06	$0.17	$0.50	$0.64

Weighted average shares outstanding — basic and diluted
Basic	26,232	22,689	15,185	13,136	12,744
Diluted	26,817	23,058	18,300	16,456	13,680

(1)	Results from 2007 and 2006 include $4.7 million and $3.1 million of compensation expense related to the implementation of SFAS No. 123 (R). Accordingly, 2007 and 2006 results may not be comparable to prior periods.

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

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$120,923	$103,054	$99,506	$35,155	$18,434
Total assets	7,846,977	4,644,390	3,578,881	2,342,844	1,893,714
Notes payable	55,000	10,000	52,395	38,931	39,770
Total stockholders’ equity	265,428	211,784	89,952	67,716	32,211

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 243 active securities clearing correspondents and 34 futures clearing correspondents as of December 31, 2007. Our net revenues were approximately $265 million in 2007, $198 million in 2006 and $128 million in 2005, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Starting with the fourth quarter and year-end 2007 results, the Company will be reporting on the more widely used “net revenues” basis, instead of “total revenues” used previously. Total revenues will continue to be included in the consolidated statements of income. Net revenues reflect interest revenue from securities operations after deducting associated interest expenses. The Company believes this provides a more useful assessment of the actual contribution of its operations that generate interest revenue

Fiscal 2007 Highlights

•	In February, 2007 we completed the acquisition of GHCO, a Chicago based futures and commodities clearing firm.

•	In April 2007 we were approved by FINRA to offer Portfolio Margining to customers, including correspondents and their retail customers. As of December 31, 2007 we have approved six correspondents and approximately 125 portfolio margining accounts have been opened.

•	In the second quarter of 2007, we completed the conversion of the seven Schonfeld correspondents.

•	We amended our $75 million credit facility to permit us to make non-controlling equity or property investments to the extent that such investments do not exceed $5.0 million for any single transaction and $20.0 million in the aggregate during any fiscal year.

•	We recorded a charge of $10.9 million, $6.9 million after tax, from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy.

•	In November, 2007 we acquired FCG, a leading provider of technology products and services to futures traders

•	Our Board approved two stock repurchase programs totaling $37.5 million. In October 2007, we completed the first repurchase program ($25 million), repurchasing approximately 1.5 million shares. The Company has repurchased approximately 310,000 shares as a result of the second repurchase program ($12.5 million), of which approximately 236,000 shares were purchased subsequent to December 31, 2007.

•	We continued to expand our stock loan business, as our average daily balances increased approximately 41% to approximately $1.5 billion

•	We generated our first quarterly profit in the fourth quarter in our NEXA subsidiary.

•	We expanded our Asian operations.

•	We generated four consecutive quarterly profits in our U.K. subsidiary during 2007.

Acquisition of FCG

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $8.6 million in cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement and issued approximately 150,000 shares of stock to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business.

Acquisition of GHCO

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co., a leading international futures clearing and execution firm. We closed the transaction in February 2007 and paid $24.6 million in cash and approximately 139,000 shares of stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we may face related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. We do not expect to make an earnout payment relating to the first year of the integrated Penson GHCO business (see note 24 to our consolidated financial statements).

Acquisition of Schonfeld

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the purchase agreement, for the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007.

Financial overview

Net revenues

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

Our largest source of revenue is interest income. We often refer to our interest income as “Interest, gross” to distinguish this category of revenue from “Interest, net” that is generally used in our industry. Interest, gross is generated by charges to customers or correspondents on margin balances and interest earned by investing customers’ cash, and therefore these revenues fluctuate based on the volume of our total margin loans outstanding, the volume of the cash balances we hold for our correspondents’ customers, the rates of interest we can competitively charge on margin loans and the rates at which we can invest such balances. We also earn interest from our stock borrowing and lending activities.

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

Other revenues include charges assessed directly to customers for certain transactions or types of accounts and profits from proprietary trading activities, including foreign exchange transactions and fees charged to our correspondents’ customers. Our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

Interest expense from securities operations

Our largest source of expense is interest expense incurred in our daily operations in connection with interest we pay on credit balances we hold and on short-term borrowings we make to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock lending institutions. Regulations differ by country as to how operational needs can be funded, but we often find that stock loans which are secured with customer or correspondent securities as collateral can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source. Interest expense on long-term debt is shown below operating income and relates to our long-term capital debt.

Revenues from clearing and commission fees represented 45%, 41% and 49% of our total net revenues in 2007, 2006 and 2005 respectively. Net interest income represented 33%, 38% and 35% of our total net revenues in those same years. See “Management’s discussion and analysis of financial condition and results of operations — Expenses — Results of operations.”

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

Results of operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods shown.

	Year Ended December 31
	2007	2006	2005

Revenues:
Clearing and commission fees	45%	41%	49%
Technology	6%	6%	5%
Interest, gross	86%	83%	72%
Other revenues	16%	15%	10%

Total revenues	153%	145%	136%

Interest expense from securities operations	53%	45%	36%

Net revenues	100%	100%	100%
Expenses:
Employee compensation and benefits	38%	40%	46%
Floor brokerage exchange and clearance fees	9%	10%	11%
Communications and data processing	13%	12%	16%
Occupancy and equipment	9%	9%	10%
Vendor related asset impairment	4%	—	—
Other expenses	10%	8%	11%
Interest expense on long-term debt	1%	2%	2%

Total expenses	84%	81%	96%

Income from continuing operations before income taxes	16%	19%	4%
Provision for income taxes	6%	7%	2%

Income from continuing operations	10%	12%	2%

Comparison of years ended December 31, 2007 and December 31, 2006

Overview

Results of operations continued to show improvement in our clearing operations, interest earned and in our technology business for the year ended December 31, 2007 compared to the year ended December 31, 2006. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results from each business improved during 2007 as compared to 2006, due to the Schonfeld acquisition, continued growth in our existing U.S. and Canadian operations and the improvements in our U.K. and NEXA businesses discussed below.

We have continued to see an expansion in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 60 basis points on the transactions.

We have continued to make significant progress in our U.K. operations and our NEXA business. For the year ended December 31, 2007, U.K. operating income was $2.6 million as compared to a loss of $1.4 million for the year ended December 31, 2006. We intend to continue with our plans to provide new products on the London Stock Exchange and a larger number of markets in our European execution hub.

We also experienced improvements in our technologies business. NEXA experienced an operating loss of $1.8 million for the year ended December 31, 2007 as compared to $4.4 million for the same period in 2006.

Increases in development revenues, recurring revenues and control of expenses have accounted for this improvement.

The above factors resulted in substantially improved operating results for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$35,999	44.0
Technology	3,280	27.5
Interest:
Interest on asset based balances	45,255	42.0
Interest on conduit borrows	18,568	36.9
Money market	855	14.6

Interest, gross	64,678	39.5
Other revenue	13,227	44.1

Total revenues	117,184	40.7
Interest expense:
Interest expense on liability based balances	35,110	81.0
Interest on conduit loans	15,538	33.7

Interest expense from securities operations	50,648	56.6

Net revenues	66,536	33.6

Expenses:
Employee compensation and benefits	22,250	27.9
Floor brokerage, exchange and clearance fees	3,880	19.0
Communications and data processing	9,756	40.5
Occupancy and equipment	6,131	35.2
Vendor related asset impairment	10,861
Other expenses	9,335	58.2
Interest expense on long-term debt	(57)	(1.9)

Total expenses	62,156	38.7

Income from continuing operations before income taxes	$4,380	11.7

Net Revenues

Net revenues increased $66.5 million, or 33.6%, to $264.7 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase is primarily attributed to the following:

Clearing and commission fees increased $36.0 million, or 44.0% to $117.9 million primarily due to our acquisitions of GHCO and Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions.

Interest, gross increased 39.5%, to $228.5 million during the year over year period. Interest, gross from customer balances accounted for $46.1 million, or 71.3% of this increase. The increase is attributed to an increase in our average daily interest earning assets of $1.1 billion, or 50.0% to $3.4 billion for the year ended December 31,

2007, offset by a decrease of approximately 25 basis points to 4.5% on our average daily interest rate. The remaining increase of $18.6 million relates to increases from our stock conduit borrows operations. The increase is due to an increase of approximately $447.8 million or 41.6% in our average daily balance, offset by a decrease of 15 basis points to 4.5% on our average daily interest rate.

Technology revenue increased $3.3 million, or 27.5%, primarily due to higher recurring revenue.

Other revenue increased $13.2 million, or 44.1%, primarily due to the GHCO acquisition and increased equity and option execution fees in the U.S. and U.K.

Interest expense from securities operations increased $50.6 million, or 56.6%, to $140.1 million from the year ended December 31, 2006 to the year ended December 31, 2007. Interest expense from our short-term obligations accounted for $35.1 million or 69.3% of the increase. Our average daily balances increased $1.1 billion, or 65.9%, to $2.7 billion for the year ended December 31, 2007. During this same period, our average daily interest rate increased approximately 25 basis points to 2.9%. Interest from our stock conduit loans increased $15.5 million to $61.6 million, due to an increase of $444 million in daily average balances, offset by a 23 basis point decrease to approximately 4.1% in our average daily interest rate.

Interest, net increased from approximately $74.4 million for the year ended December 31, 2006 to $88.4 million for the year ended December 31, 2007. This improvement was due to higher customer balances, and partially offset by a decrease in our overall interest spread.

We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter, resulting in an effective rate for the quarter of 4.5%. Actual rates have fallen by another 125 basis points as of March 7, 2008, to a current targeted federal funds rate of 3%. Based upon the December quarter average balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that the decline to 3% will reduce 2008 pretax income by approximately $13 million. We estimate that each of the next four 25 basis points of reduction, if they occur, would reduce pre-tax income by an additional $1.5 million per quarter, assuming no changes in our December quarter average balances.

Employee compensation and benefits

Total employee costs increased $22.3 million, or 27.9%, to $102.0 million from the year ended December 31, 2006 to the year ended December 31, 2007. The primary reasons for this increase were:

1) a 23.5% increase in headcount from 763 as of December 31, 2006 to 942 as of December 31, 2007. The increase occurred primarily in our U.S. and Canadian clearing operations due to the continued expansion of the variety of our services and the number of correspondents served in those markets. Additionally, we increased our employee base by 106 as a result of the GHCO and FCG acquisitions which accounted for 32.3% of the compensation expense increase.

2) We had increased expenses related to the adoption of SFAS No. 123(R) and a full year of expense in 2007 compared to approximately eight months of expense in 2006 due to our May 2006 IPO. These expenses represented $4.7 million in 2007 compared to $3.1 million in 2006 and accounted for 7.2% of the increase.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $3.9 million, or 19.0% to $24.3 million for the year ended December 31, 2007 to the year ended December 31, 2006, primarily due to the acquisitions of Schonfeld and GHCO and higher clearing volumes.

Communications and data processing

Total expenses for our communications and data processing requirements increased $9.8 million, or 40.5%, to $33.8 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase reflects additional growth in volumes in our U.S. operations, primarily from the GHCO and Schonfeld acquisitions, and in our Canadian operations, offset by lower data processing fees per transaction in the U.S.

Occupancy and equipment

Total expense for occupancy and equipment increased $6.1 million, or 35.2%, to $23.6 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase is primarily due to the additional equipment required to support the growth in our businesses and the addition of GHCO.

Vendor related asset impairment

We recorded a charge of $10.9 million from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy (see note 24 to our consolidated financial statements).

Other expenses

Other expenses increased $9.3 million, or 58.2%, to $25.4 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase relates to increases in travel, professional fees, Sarbanes-Oxley compliance, intangible amortization, bank charges, advertising and the acquisition of GHCO.

Interest expense on long-term debt

Interest expense on long-term debt decreased from $3.0 million for the year ended December 31, 2006 to $2.9 million for the year ended December 31, 2007.

Provision for income taxes

Income tax expense, based on a tax rate of 36.0%, increased $1.8 million from $13.3 million for the year ended December 31, 2006 compared to $15.1 million for the year ended December 31, 2007. This was due to higher income before taxes in 2007 as compared to December 31, 2006 as well as a lower effective rate in 2006 of .6% related to the elimination of a the valuation allowance of approximately $1.6 million associated with NOL carryforwards that were utilized.

The Company expects that certain timing differences will be reversing in the future which will reduce U.S. federal income taxes expected to be paid. Canadian revenues are allocated among countries for tax purposes consistently with the segment information disclosed in note 21 to the consolidated financial statements included herein.

Net income

As a result of the foregoing, net income increased to $26.8 million for the year ended December 31, 2007 as compared to $24.5 million for the year ended December 31, 2006.

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

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$19,479	31.2
Technology	5,036	73.3
Interest:
Interest on asset based balances	28,872	36.7
Interest on conduit borrows	41,026	442.9
Money market	1,882	47.3

Interest, gross	71,780	78.0
Other revenue	16,755	126.5

Total revenues	113,050	64.8

Interest expense:
Interest expense on liability based balances	4,979	13.0
Interest on conduit loans	37,789	454.2

Interest expense from securities operations	42,768	91.7

Net revenues	70,282	54.9

Expenses:
Employee compensation and benefits	20,467	34.5
Floor brokerage, exchange and clearance fees	6,161	43.3
Communications and data processing	4,188	21.1
Occupancy and equipment	4,734	37.3
Other expenses	2,004	14.3
Interest expense on long-term debt	(172)	(5.5)

Total expenses	37,382	30.3

Income from continuing operations before income taxes	$32,900	703.3

Net Revenues

Net revenues increased $70.3 million, or 54.9%, to $198.2 million from the year ended December 31, 2005 to the year ended December 31, 2006. The increase is primarily attributed to the following:

Clearing and commission fees increased $19.5 million, or 31.2%, during this same period primarily due to our January 2006 acquisition of CCS, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions.

Technology revenue increased $5.0 million, or 73.3%, due to new software development contracts and higher recurring revenue.

Interest, gross increased $71.8 million or 78.0%, to $163.8 million during the year over year period. Interest from our stock conduit borrows operations accounted for $41.0 million, or 57.2% of this increase. This business was introduced in the third quarter of 2005. Interest revenues from customer balances increased $30.8 million or 37.2% as our average daily interest earning assets increased $348.7 million, or 18.3% to $2.3 billion for the year ended December 31, 2006. In addition, during this same time period, our average daily interest rate increased approximately 64 basis points to approximately 4.8%.

Other revenue increased $16.8 million, or 126.5%, due to an increase in trading revenues in equities and foreign exchange and higher equity and option execution fees in the U.S. and Canada.

Interest expense on short-term obligations increased $42.8 million, or 91.7%, to $89.4 million from the year ended December 31, 2005 to the year ended December 31, 2006. Interest from our stock conduit loans accounted for $37.8 million, or 88.4% of this increase as this business was introduced in the third quarter of 2005. Interest expense from clearing operations increased approximately $5.0 million as our average daily balances of our short-term obligations increased $215.5 million, or 15.3%, to $1.6 billion for the year ended December 31, 2006. During this same period, our average daily interest rate decreased approximately 6 basis points to approximately 2.7%.

Interest, net increased from $45.4 million for the year ended December 31, 2005 to $74.4 million for the year ended December 31, 2006. This improvement was due to an increase in interest rates and higher customer balances, partially offset by higher interest expenses.

Employee compensation and benefits

Total employee costs increased $20.5 million, or 34.5%, to $79.7 million from the year ended December 31, 2005 to the year ended December 31, 2006. The primary reason for this increase was 1) an 11.4% increase in headcount primarily in our U.S. and Canadian clearing operations from 685 as of December 31, 2005 to 763 as of December 31, 2006 as we continued to expand the variety of our services offered and the number of correspondents served in those markets and 2) the adoption of SFAS No. 123(R) during the period. SFAS No. 123(R) related expenses represented $3.1 million or 15.1% of the total employee cost increase during the period.

Beginning January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant which the Company estimated using the Black-Scholes Merton options pricing model. For grants issued subsequent to January 1, 2006, the Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of compensation expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to January 1, 2006, the fair value of all stock based awards had been immaterial. Subsequent to January 1, 2006, the Company began to issue stock based awards to both employees and non-employee directors. See also note 18 in the accompanying consolidated financial statements for additional information related to the impact of the adoption of SFAS No. 123(R).

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

Occupancy and equipment

Total expense for occupancy and equipment increased $4.7 million, or 37.3%, to $17.4 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase is primarily due to the additional equipment required to support the growth in our businesses.

Other expenses

Other expenses increased $2.0 million, or 14.3%, to $16.0 million from the year ended December 31, 2005 to the year ended December 31, 2006. The increase relates to increases in travel, legal and accounting expenses in our U.S. clearing operations and our Canadian operations. In addition, as previously noted, we have begun to incur expenses related to the requirements of the Sarbanes-Oxley Act (“SOX”). SOX requires us to document, review and test our existing systems of internal control. A portion of our increased expenditures relates to our ongoing efforts to be SOX compliant.

Interest expense on long-term debt

Interest expense on long-term debt decreased from $3.1 million for the year ended December 31, 2005 to $2.9 million for the year ended December 31, 2006. This represents a $0.2 million or a 5.5% decrease which was caused by lower balances during the respective periods.

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

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2007, we had nine uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Seven of these lines of credit permitted us to borrow up to an aggregate of approximately $667.0 million while two lines had no stated limits. As of December 31, 2007, we had approximately $340.5 million in short-term bank loans outstanding which left approximately $326.5 million available under such lines of credit.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At December 31, 2007, we currently have approximately $479.4 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of December 31, 2007, the Company had $55.0 million outstanding on this line of credit.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2007, PFSI had net capital of $106.7 million, which was $83.8 million in excess of its required net capital of $22.9 million.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See note 19 to consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2007. The table below shows our contractual obligations and commitments as of December 31, 2007, including our payments due by period:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	4—5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest(1)	$56,070	$1,070	$55,000	$—	$—
Capital lease obligations	13,975	8,107	5,868	—	—
Operating lease obligations	32,366	4,623	7,466	6,952	13,325

Total	$102,411	$13,800	$68,334	$6,952	$13,325

(1)	The entire long-term debt balance is a revolving credit facility which the Company may pay down at any time, accordingly, only interest accrued at December 31 has been included here.

During 2006, our corporate building lease was extended until June 2016. Under the terms of that lease, effective July 1, 2006, we leased approximately an additional 26,000 square feet, which increased our rent expense by an additional $0.2 million a year.

In May 2006, we repaid all long-term debt obligations and accrued interest with the proceeds from our IPO and terminated our credit agreement. We subsequently entered into a new three year credit facility for $75 million.

As of December 31, 2007 the Company has accrued income tax liabilities for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, software development and the valuation of stock-based compensation.

Revenue Recognition

Revenues from clearing transactions are recorded in the Company’s books and records on a trade date basis.

There are three major types of technology revenues: (1) completed products that are processing transactions every month generate revenues per transaction which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability which are recognized in the month to which the charges apply; (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned

To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock based compensation prior to the adoption of SFAS No. 123(R) was not material. See also note 18 in the accompanying consolidated financial statements for additional information related to the impact of the adoption of SFAS No. 123(R).

Item 7A.	Quantitative and qualitative disclosure about market risk

In the past, we did not have material exposure to reductions in the targeted federal funds rate. However, during 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter, resulting in an effective rate for the quarter of 4.5%. Actual rates have fallen by another 125 basis points as of March 7, 2008, to a current targeted federal funds rate of 3%. Based upon the December quarter average balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that the decline to 3% will reduce 2008 pretax income by approximately $13 million. We estimate that each of the next four 25 basis points of reduction, if they occur, would reduce pre-tax income by an additional $1.5 million per quarter, assuming no changes in our December quarter average balances. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased leverage on securities held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in 2007. We intend to continue to meet or exceed any account level margin credit and leverage requirements mandated by the SEC, other SROs, or similar regulatory requirements in other jurisdictions as we expand the offering of portfolio margining to our clients.

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

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-33 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations (unaudited)

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
Quarter Ended	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share data)

Revenues:
Clearing and commission fees	$34,607	$30,670	$27,963	$24,665	$21,490	$18,365	$21,162	$20,889
Technology	4,538	3,876	3,758	3,019	3,460	2,890	2,767	2,794
Interest, gross	58,385	60,647	61,210	48,235	46,615	40,038	38,890	38,256
Other revenues	13,204	9,895	11,063	9,067	7,821	7,499	7,516	7,166

Total revenues	110,734	105,088	103,994	84,986	79,386	68,792	70,335	69,105
Interest expense on short-term obligations	35,171	36,992	39,614	28,300	26,769	19,030	21,232	22,398

Net revenues	75,563	68,096	64,380	56,686	52,617	49,762	49,103	46,707
Expenses:
Employee compensation and benefits	27,864	25,739	24,903	23,473	20,739	19,607	19,754	19,629
Floor brokerage, exchange and clearance fees	5,558	6,615	7,107	4,991	3,978	5,265	6,182	4,966
Communications and data processing	10,345	8,593	8,106	6,781	6,195	5,586	5,946	6,342
Occupancy and equipment	6,674	6,075	5,993	4,828	4,604	4,433	4,327	4,075
Vendor related asset impairment	51	10,810	—	—	—	—	—	—
Other expenses	7,836	6,939	5,806	4,786	4,980	4,110	3,421	3,521
Interest expense on long-term debt	1,207	760	474	453	339	539	911	1,162

Total expenses	59,535	65,531	52,389	45,312	40,835	39,540	40,541	39,695

Income from continuing operations before income taxes	16,028	2,565	11,991	11,374	11,782	10,222	8,562	7,012
Income tax expense	5,834	618	4,437	4,236	4,054	3,579	2,998	2,668

Income from continuing operations	10,194	1,947	7,554	7,138	7,728	6,643	5,564	4,344
Income from discontinued operations, net of tax	—	—	—	—	—	—	114	129

Net income	$10,194	$1,947	$7,554	$7,138	$7,728	$6,643	$5,678	$4,473

Earnings per share — basic:
Earnings per share from continuing operations	$0.40	$0.07	$0.28	$0.27	$0.31	$0.27	$0.25	$0.29
Earnings per share from discontinued operations	—	—	—	—	—	—	0.01	—

Earnings per share	$0.40	$0.07	$0.28	$0.27	$0.31	$0.27	$0.26	$0.29

Earnings per share — diluted:
Earnings per share from continuing operations	$0.39	$0.07	$0.28	$0.27	$0.30	$0.26	$0.25	$0.24
Earnings per share from discontinued operations	—	—	—	—	—	—	0.01	—

Earnings per share	$0.39	$0.07	$0.28	$0.27	$0.30	$0.26	$0.26	$0.24

Weighted average shares outstanding — basic	25,502	26,402	26,689	26,328	25,131	25,034	21,773	15,208
Weighted average shares outstanding — diluted	26,314	26,920	27,276	26,905	25,470	25,314	22,020	18,918

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded Penson GHCO, which was acquired on February 16, 2007. Penson GHCO’s assets as of December 31, 2007 and net revenues and loss from continuing operations before income taxes for the year ended December 31, 2007 constitute approximately 3%, 6% and -24% of our total assets, net revenues and income from continuing operations before income taxes, respectively. Note 4 to our consolidated financial statements includes a discussion of this acquisition. Based on our assessment, management believes that, as of December 31, 2007, we have maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report.

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

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2008 Proxy Statement.

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

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR. Roger J. Engemoen, Jr.	Chairman	March 13, 2008

/s/ PHILIP A. PENDERGRAFT Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2008

/s/ DANIEL P. SON Daniel P. Son	President and Director	March 13, 2008

/s/ KEVIN W. McAleer Kevin W. McAleer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008

/s/ JAMES S. DYER James S. Dyer	Director	March 13, 2008

/s/ J. KELLY GRAY J. Kelly Gray	Director	March 13, 2008

/s/ DAVID JOHNSON David Johnson	Director	March 13, 2008

/s/ THOMAS R. JOHNSON Thomas R. Johnson	Director	March 13, 2008

/s/ DAVID M. KELLY David M. Kelly	Director	March 13, 2008

/s/ DAVID REED David Reed	Director	March 13, 2008

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 13, 2008

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of financial condition of Penson Worldwide, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penson Worldwide Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R): “Share-Based Payment.” Also, as more fully described in Note 20 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penson Worldwide Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/  BDO Siedman, llp
BDO Siedman, LLP
Dallas, Texas
March 10, 2008

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited Penson Worldwide Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Penson GHCO, which was acquired on February 16, 2007, and which is included in the consolidated statement of financial condition of Penson Worldwide, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Penson GHCO constituted 3% and 10% of total assets and net assets, respectively, as of December 31, 2007, and 6% and -38% of net revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Penson GHCO because of the timing of the acquisition which was completed on February 16, 2007. Our audit of internal control over financial reporting of Penson Worldwide, Inc. also did not include an evaluation of the internal control over financial reporting of Penson GHCO.

In our opinion, Penson Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Penson Worldwide, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/  BDO Siedman, llp
BDO Siedman, LLP

Dallas, Texas
March 10, 2008

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$120,923	$103,054
Cash and securities — segregated under federal and other regulations	1,437,561	577,336
Receivable from broker-dealers and clearing organizations	1,519,078	338,872
Receivable from customers, net	1,324,213	1,239,170
Receivable from correspondents	532,504	117,343
Securities borrowed	2,065,997	1,783,403
Securities owned, at market value	235,680	172,277
Deposits with clearing organizations	293,230	202,033
Property and equipment, net	25,116	18,698
Other assets	292,675	92,204

Total assets	$7,846,977	$4,644,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$1,077,312	$169,749
Payable to customers	3,590,315	2,214,987
Payable to correspondents	616,863	260,029
Short-term bank loans	340,530	60,186
Notes payable	55,000	10,000
Securities loaned	1,726,677	1,589,395
Securities sold, not yet purchased	82,116	60,124
Accounts payable, accrued and other liabilities	92,736	68,136

Total liabilities	7,581,549	4,432,606

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,226 issued and 25,543 outstanding as of December 31, 2007; 26,154 issued and 25,078 outstanding as of December 31, 2006	282	262
Additional paid-in capital	238,253	188,219
Accumulated other comprehensive income	6,964	2,159
Retained earnings	65,815	39,562
Treasury stock, at cost; 2,683 shares at December 31, 2007; 1,076 shares at December 31, 2006	(45,886)	(18,418)

Total stockholders’ equity	265,428	211,784

Total liabilities and stockholders’ equity	$7,846,977	$4,644,390

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$117,905	$81,906	$62,427
Technology	15,191	11,911	6,875
Interest, gross	228,477	163,799	92,019
Other	43,229	30,002	13,247

Total Revenue	404,802	287,618	174,568
Interest expense from securities operations	140,077	89,429	46,661

Net revenues	264,725	198,189	127,907

Expenses
Employee compensation and benefits	101,979	79,729	59,262
Floor brokerage, exchange and clearance fees	24,271	20,391	14,230
Communications and data processing	33,825	24,069	19,881
Occupancy and equipment	23,570	17,439	12,705
Vendor related asset impairment	10,861	—	—
Other expenses	25,367	16,032	14,028
Interest expense on long-term debt	2,894	2,951	3,123

	222,767	160,611	123,229

Income from continuing operations before income taxes	41,958	37,578	4,678
Income tax expense	15,125	13,299	1,951

Income from continuing operations	26,833	24,279	2,727

Income from discontinued operations, net of tax expense of $0, $156 and $114 respectively	—	243	177

Net income	$26,833	$24,522	$2,904

Earnings per share-basic:
Earnings per share from continuing operations	$1.02	$1.07	$0.18
Earnings per share from discontinued operations	—	0.01	0.01

Net income per share	$1.02	$1.08	$0.19

Earnings per share-diluted:
Earnings per share from continuing operations	$1.00	$1.05	$0.16
Earnings per share from discontinued operations	—	0.01	0.01

Net income per share	$1.00	$1.06	$0.17

Weighted average shares — basic	26,232	22,689	15,185
Weighted average shares — diluted	26,817	23,058	18,300

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Preferred			Additional		Other		Total
	Stock	Common stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(In thousands)

Balance, December 31, 2004	$24,750	13,259	$133	$28,849	$—	$1,848	$12,136	$67,716
Net income	—	—	—	—	—	—	2,904	2,904
Sale of preferred stock	9,930	—	—	—	—	—	—	9,930
Foreign currency translation adjustments, net of tax of $91	—	—	—	—	—	142	—	142
Issuance of common stock, net	—	—	—	10	—	—	—	10
Conversion of convertible notes	—	1,921	19	9,231	—	—	—	9,250

Balance, December 31, 2005	34,680	15,180	152	38,090	—	1,990	15,040	89,952
Net income	—	—	—	—	—	—	24,522	24,522
Proceeds from initial public offering	—	7,197	72	114,080	—	—	—	114,152
Direct costs of capital raised	—	—	—	(3,074)	—	—	—	(3,074)
Foreign currency translation adjustments, net of tax of $109	—	—	—	—	—	169	—	169
Preferred stock converted into common stock	(34,680)	3,526	35	34,645	—	—	—	—
Repurchase of treasury stock, at cost	—	(1,076)	1	(1)	(17,708)	—	—	(17,708)
Stock-based compensation expense	—	113	—	3,120	(710)	—	—	2,410
Exercise of stock options	—	75	1	348	—	—	—	349
Purchases of stock under the Employee Stock Purchase Plan	—	63	1	1,011	—	—	—	1,012

Balance, December 31, 2006	—	25,078	262	188,219	(18,418)	2,159	39,562	211,784
Net income	—	—	—	—	—	—	26,833	26,833
Foreign currency translation adjustments, net of tax of $3,098	—	—	—	—	—	4,805	—	4,805
Repurchase of treasury stock, at cost	—	(1,607)	—	—	(27,468)	—	—	(27,468)
Stock-based compensation expense	—	173	1	4,692	—	—	—	4,693
Exercise of stock options	—	112	1	1,066	—	—	—	1,067
Excess tax benefit due to exercise of stock options	—	—	—	823	—	—	—	823
Purchases of stock under the Employee Stock Purchase Plan	—	128	1	2,014	—	—	—	2,015
Issuance of common stock	—	1,659	17	41,439	—	—	—	41,456
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(580)	(580)

Balance, December 31, 2007	$—	25,543	$282	$238,253	$(45,886)	$6,964	$65,815	$265,428

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$26,833	$24,522	$2,904
Income from discontinued operations	—	(243)	(177)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,777	11,321	6,995
Deferred income taxes	(2,274)	1,625	—
Stock based compensation	4,693	3,120	—
Operating activities from discontinued operations	—	243	1,273
Changes in operating assets and liabilities:
Cash and securities — segregated under federal and other regulations	(804,145)	(210,300)	266,836
Net receivable/payable with customers	1,291,953	667,186	(15,543)
Net receivable/payable with correspondents	(51,266)	52,078	(49,197)
Securities borrowed	(282,594)	(410,480)	(990,799)
Securities owned	(58,533)	(46,067)	(12,570)
Deposits with clearing organizations	(82,314)	(67,723)	(31,894)
Other assets	(146,832)	(6,881)	(17,799)
Net receivable/payable with broker dealers and clearing organizations	(334,763)	(98,013)	(56,932)
Securities loaned	137,282	57,172	978,245
Securities sold, not yet purchased	21,992	23,329	28,241
Accounts payable, accrued and other liabilities	24,114	13,341	12,471

Net cash provided by (used in) operating activities	(239,077)	14,230	122,054

Cash flows from investing activities:
Business combinations, net of cash acquired	(34,156)	(4,536)	(1,000)
Purchase of property and equipment, net	(15,484)	(12,647)	(14,058)
Investing activities from discontinued operations	—	—	(805)

Net cash used in investing activities	(49,640)	(17,183)	(15,863)

Cash flows from financing activities:
Proceeds from notes payable	206,000	95,300	31,000
Repayments of notes payable	(161,000)	(137,695)	(8,286)
Net borrowing on short-term bank loans	280,344	(55,736)	(74,636)
Exercise of stock options	1,067	349	—
Excess tax benefit on exercise of stock options	823	4	—
Purchase of treasury stock	(27,468)	(7,976)	—
Issuance of preferred stock	—	—	9,930
Proceeds from initial public offering	—	114,152	—
Direct costs of capital raised	—	(3,074)	—
Issuance of common stock, net	2,015	1,008	10

Net cash provided by (used in) financing activities	301,781	6,332	(41,982)

Effect of exchange rates on cash	4,805	169	142

Increase in cash and cash equivalents	17,869	3,548	64,351
Cash and cash equivalents at beginning of period	103,054	99,506	35,155

Cash and cash equivalents at end of period	$120,923	$103,054	$99,506

Supplemental cash flow disclosures:
Interest payments	$23,252	$12,457	$2,154
Income tax payments	$16,466	$9,408	$12,399
Non-cash financing activity:
Distribution of net assets of discontinued operations	$—	$(10,442)	$—

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), NEXA Technologies, Inc. (“NEXA”), Penson GHCO (“Penson GHCO”), First Capitol Group, LLC (“FCG”) and Penson Asia Limited (“Penson Asia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading.

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

The accompanying consolidated financial statements include the accounts of Penson Worldwide, Inc. and its wholly owned subsidiary SAI Holdings, Inc. (“SAI”), SAI’s wholly owned subsidiaries, which include PFSI, NEXA, Penson Financial Futures, Inc. (“PFFI”), SAH, Inc., GHP1, Inc. (“GHP1”), GHP2, LLC (“GHP2”) and Penson Holdings, Inc., the wholly owned subsidiaries of Penson Holdings, Inc., which include PFSC and PFSL, Penson GHCO, the wholly-owned subsidiary of GHP1 and GHP2, and FCG, the wholly owned subsidiary of GHP1. All significant intercompany transactions and balances have been eliminated in consolidation.

In connection with the delivery of products and services to its clients and customers, the Company manages its revenues and related expenses in the aggregate. As such, the Company evaluates the performance of its business activities, the Company evaluates clearing and commission, technology, interest income along with the associated interest expense as one integrated activity.

The Company’s cost infrastructure supporting its business activities varies by activity. In some instances, these costs are directly attributable to one business activity and sometimes to multiple activities. As such, in assessing the performance of its business activities, the Company does not consider these costs separately, but instead, evaluates performance in the aggregate along with the related revenues.

Therefore, the Company’s pricing considers both the direct and indirect costs associated with transactions associated with each business activity, the client relationship and the demand for the particular product or service in the marketplace. As a result, the Company does not manage or capture the costs associated with the products or services sold, or its general and administrative costs by revenue line.

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at market value on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statement of financial condition. All such pending transactions were settled after December 31, 2007 without any material adverse effect on the Company’s financial condition.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in cash an amount

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Reverse Repurchase and Repurchase Agreements — The Company enters into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities.

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

To date, our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance and interpretations. Cash received in advance of revenue recognition is recorded as deferred revenue.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of such assets at December 31, 2007.

Goodwill — Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired in a business acquisition. Substantially all of the Company’s goodwill is deductible for tax purposes. The Company complies with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. In management’s opinion, there is no impairment of such assets at December 31, 2007. The changes in goodwill during 2007 and 2006 were as follows:

Balance, December 31, 2005	$538
Goodwill acquired	8,743

Balance, December 31, 2006	9,281
Goodwill acquired	34,836

Balance, December 31, 2007	$44,117

Goodwill is included in other assets in the consolidated statements of financial position.

Intangibles — Intangibles consisted of the following at December 31:

	Gross Carrying	Accumulated
2007	Amount	Amortization	Net Book Value

Customer related intangible assets	$14,497	$850	$13,647
Purchased Technology	14,082	8,923	5,159
Other	12,218	64	12,154

Total	$40,797	$9,837	$30,960

	Gross Carrying	Accumulated
2006	Amount	Amortization	Net Book Value

Customer related intangible assets	$672	$155	$517
Purchased Technology	13,087	6,128	6,959

Total	$13,759	$6,283	$7,476

Customer related intangible assets represents customer contracts obtained as part of acquired businesses and are amortized over their estimated useful lives, ranging from 10 to 15 years. Purchased technology represents software and technology intangible assets acquired as part of acquired businesses and are amortized over their useful lives, generally 5 years. Other relates primarily to the acquisition of FCG, in which the Company has not yet completed the purchase price allocation. Intangible assets are included in other assets. Amortization expense related to intangible assets was approximately $3,554, $2,635 and $2,196 in 2007, 2006 and 2005. The Company estimates that amortization expense will be approximately $4,900 in 2008, $4,400 in 2009 and $2,100 in 2010, 2011 and 2012.

Financing Costs — Financing costs associated with the Company’s debt financing arrangements are capitalized and amortized over the life of the related debt in compliance with the effective interest method of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.

Operating Leases — Rent expense is provided on operating leases evenly over the applicable lease periods taking into account rent holidays. Amortization of leasehold improvements is provided evenly over the lesser of the useful life or expected lease terms.

Stock-Based Compensation — Beginning January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective method. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company was required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of compensation expense. Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of SFAS No. 123(R), in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company provided pro forma disclosures of net income and earnings per share for stock option grants as if the fair value method had been applied. See also note 18 for additional information related to the impact of the adoption of SFAS No. 123(R).

Management’s Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

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

Securities Owned and Securities Sold, Not Yet Purchased — The Company has classified its investments in securities owned and securities sold, not yet purchased as “trading” and has reported those investments at their fair or market values in the consolidated statement of financial condition. Unrealized gains or losses are included in earnings.

Fair Value of Financial Instruments — The financial instruments of the Company are reported on the consolidated statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $6,493 and $7,187 at December 31, 2007 and 2006 respectively.

Software Costs and Expenses — The Company expenses or capitalizes, as appropriate, certain software development costs in accordance with the Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. All qualifying costs of developing or obtaining internal-use software incurred during the application development stage are capitalized. Costs incurred during the preliminary project stage, post-implementation stage and operation stage are expensed as incurred. Capitalized costs are amortized over the expected service life of the related software, generally three to five years, and are included in property and equipment on the consolidated statement of financial condition. The Company assesses the recoverability of these costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

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

Foreign Currency Translation Adjustments — In accordance with SFAS No. 52, Foreign Currency Translation the Company has, in consolidation, translated the account balances of PFSL and PFSC from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the consolidated statements of stockholders’ equity.

Costs Associated with Disposal Activities — In the second quarter of 2005, the Company decided to reduce the scope and scale of its UK operations due to the level of losses being incurred by those operations. A product offering referred to as the “worked order desk” was eliminated along with all of the people and data terminals associated with that product. In addition, a number of permanent staff positions throughout the rest of the business were eliminated. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company provided reserves for $500 during the second quarter to reflect the expected costs of severance for the individual people being terminated along with the remaining contractual costs of data terminals that were no longer required for the business. These reserves were reduced as actual expenses were paid out in the third and fourth quarters of 2005, and no such reserves remain at December 31, 2007.

Reclassifications — The Company has reclassified certain prior period amounts to conform to current year’s presentation. The reclassifications had no effect on the consolidated statements of operations or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”). This statement requires the acquirer in a business combination to recognize the full fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, requires the expensing of acquisition-related costs, as well as the measurement of any contractual considerations and contingent consideration at fair value at the acquisition date. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This Statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its consolidated financial statements.

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

	Year Ended December 31,
	2007	2006	2005

Revenues	$—	$9,565	$26,319
Costs and expenses	—	9,166	26,028

Income before income taxes	—	399	291
Income taxes	—	156	114

Income from discontinued Operations	$—	$243	$177

4.	Acquisitions

First Capitol Group, LLC

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $8.6 million in cash, subject to a reconciliation to reported actual net income, as defined in the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

purchase agreement and issued approximately 150 shares of stock to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company has not yet completed the purchase price allocation due to the short period of time between the acquisition date and the end of the year. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date.

Goldenberg Hehmeyer and Co.

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. We closed the transaction on February 16, 2007 and paid $24.6 million in cash and approximately 139 shares of stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we might have faced related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next two years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. We do not expect to make an earnout payment relating to the first year of the integrated Penson GHCO business (see note 24). The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date. On June 30, 2007, Penson GHCO acquired substantially all of the assets of PFFI as part of an internal reorganization and consolidation of assets. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the purchase agreement, for the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. At December 31, 2007, a liability of approximately $9.7 million had been accrued as a result of the earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Computer Clearing Services, Inc.

In May, 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (“CCS”). In January 2006, the Company paid $4,136 for substantially all of the assets and certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over four years from January 2006. The contingent payout consists of a combination of cash and the Company’s common stock. The Company has recorded goodwill of approximately $15.9 million and intangibles of approximately $.5 million. At December 31, 2007, a liability of approximately $1.8 million had been accrued as a result of this contingent payout, and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, and is included in the amount above. This liability was paid during the first quarter of 2008.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

	Year Ended December 31,
	2007	2006	2005

Basic:
Income from continuing operations	$26,833	$24,279	$2,727
Income from discontinued operations, net	—	243	177

Basic net income	$26,833	$24,522	$2,904

Diluted:
Income from continuing operations	$26,833	$24,279	$2,727
Interest adjustment for convertible debt, converted June 30, 2005	—	—	226

Income from continuing operations — diluted	26,833	24,279	2,953
Discontinued operations	—	243	177

Diluted net income	$26,833	$24,522	$3,130

Weighted average common shares outstanding — basic	26,232	22,689	15,185
Assumed conversion of Series A and Series B preferred stock	—	—	2,942
Incremental shares from outstanding stock options	202	169	173
Incremental shares from non-vested restricted stock units	120	130	—
Shares issuable	263	70	—

Weighted average common shares and common share equivalents — diluted	26,817	23,058	18,300
Basic earnings per common share:
Before cumulative effect of discontinued operations	$1.02	$1.07	$0.18
Discontinued operations	—	0.01	0.01

Basic earnings per common share	$1.02	$1.08	$0.19

Diluted earnings per common share:
Before cumulative effect of discontinued operations	$1.00	$1.05	$0.16
Discontinued operations	—	0.01	0.01

Diluted earnings per common share	$1.00	$1.06	$0.17

At December 31, 2007, stock options and restricted stock units totaling 1,348 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

6.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $1,437,561 at December 31, 2007. Cash and securities segregated under federal and other regulations by PFSI totaled $1,231,025 at December 31, 2007. Of this amount, $1,177,454 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of December 31, 2007 of $1,308,954. An additional deposit of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$159,000 was made on January 3, 2008 as allowed under Rule 15c3-3. The remaining balance of $53,571 at year end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”), as defined. The PAIB is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. As of December 31, 2007, the Company had no PAIB reserve requirement. In addition, $210,400, including $6,913 in cash, was segregated for the benefit of customers by Penson GHCO and FCG pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $61,893 was segregated under similar Canadian regulations by PFSC and $137,730 was segregated under similar regulations in the United Kingdom by PFSL. At December 31, 2006, $577,366 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2007	2006

Receivable:
Securities failed to deliver	$499,966	$241,108
Receivable from clearing organizations	1,019,112	97,764

	$1,519,078	$338,872

Payable:
Securities failed to receive	$468,421	$102,238
Payable to clearing organizations	608,891	67,511

	$1,077,312	$169,749

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

9.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market prices if available, or fair values as follows:

	December 31,
	2007	2006

Securities Owned:
Corporate	$74,962	$38,934
Certificates of deposit and term deposits	9,502	25,355
U.S. federal, state and municipal	41,153	28,049
Canadian government obligations	95,063	79,939
Money market	15,000	—

	$235,680	$172,277

Securities Sold, Not Yet Purchased:
Corporate	$47,262	$19,739
Canadian government obligations	34,854	40,385

	$82,116	$60,124

10.	Reverse repurchase and repurchase agreements

The Company enters into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest on interest-bearing securities. At December 31, 2007 and 2006, reverse repurchase agreements of $167,769 and $46,767, respectively, are included in other assets and repurchase agreements of $1,353 and $0 are included in accounts payable, accrued and other liabilities in the consolidated statements of financial condition.

11.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2007	2006

Equipment	$23,868	$16,895
Software	32,703	23,472
Furniture	4,611	2,531
Leasehold improvements	6,349	4,382
Other	1,306	1,459

	68,837	48,739
Less accumulated depreciation	43,721	30,041

Property and equipment, net	$25,116	$18,698

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Depreciation of equipment, software, furniture, leasehold improvements and other is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation is provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lesser of the useful life or lease term from three to twelve years for leasehold improvements. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $12,769, $8,176 and $4,744, respectively.

12.	Short-term bank loans

At December 31, 2007 and 2006, the Company had $340,530 and $60,186, respectively in short-term bank loans outstanding under nine uncommitted lines of credit with eight financial institutions. Seven of these lines of credit permitted the Company to borrow up to an aggregate of approximately $666,975 while two lines did not have specified borrowing limits.

The Company also has the ability to borrow under stock loan arrangements. At December 31, 2007 and 2006, the Company had approximately $479,410 and $212,256, respectively, in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

13.	Notes payable

Notes Payable consists of the following:

	December 31,
	2007	2006

Bank credit line up to $75,000, unsecured, with a variable rate of interest that approximated 7.6% and 8.6% at December 31, 2007 and 2006. Payable in full in May, 2009	$55,000	$10,000

	$55,000	$10,000

The Company’s notes payable contain certain restrictive covenants. These covenants require that the Company meet certain requirements such as the maintenance of minimum net worth, liquidity and income levels, and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. The Company was in compliance with all covenant requirements as of December 31, 2007.

Approximate future annual maturities of the Company’s notes payable at December 31, 2007 are listed below:

Amount

2008	$—
2009	55,000

$55,000

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

14.	Stockholders’ Equity

The following table details the Company’s share activity

	Preferred	Common	Treasury
	Stock	Stock	Stock

Balance, December 31, 2004	2,657	13,259	—
Sale of preferred stock	939	—	—
Conversion of convertible notes	—	1,921	—

Balance, December 31, 2005	3,596	15,180	—
Proceeds from initial public offering	—	7,197	—
Preferred stock converted into common stock	(3,596)	3,526	—
Repurchase of treasury stock, at cost	—	(1,076)	1,076
Stock-based compensation expense	—	113	—
Purchases under the Employee Stock Purchase Plan	—	63	—
Exercise of stock options	—	75	—

Balance, December 31, 2006	—	25,078	1,076
Issuance of common stock	—	1,659	—
Repurchase of treasury stock, at cost	—	(1,607)	1,607
Stock-based compensation expense	—	173	—
Purchases under the Employee Stock Purchase Plan	—	128	—
Exercise of stock options	—	112	—

Balance, December 31, 2007	—	25,543	2,683

Private placements of Preferred and Common Shares

During 2004 and in September 2005 the Company raised $25,000 and $10,000, respectively from a private investment fund in exchange for 2,657 shares of Series A preferred stock and 939 shares of Series B preferred stock. $250 and $70, respectively of related legal fees were deducted from the proceeds of the private placements when recording the value of the preferred stock in equity.

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

Additional Paid-In Capital

During the years ended December 31, 2007 and 2006, the Company granted 160 and 1,145 stock options with a fair value totaling $1,074 and $5,518, respectively and 94 and 633 restricted stock units (“RSUs”) with a fair value of $2,543 and $9,273, respectively. As a result, additional paid-in capital increased by $4,692 and $3,120 during the years ended December 31, 2007 and 2006 to reflect the amortization of the fair value of the stock options and RSUs.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

This increase included $350 and $146 of expense related to features of the employee stock purchase plan (See note 18).

Accumulated Other Comprehensive Income

Comprehensive income, which is displayed in the consolidated statement of stockholders’ equity, represents net earnings plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of income.

The after-tax components of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31,
	2007	2006	2005

Net income	$26,833	$24,522	$2,904
Foreign currency translation gain	4,805	169	142

Comprehensive income	$31,638	$24,691	$3,046

The exchange rates used in the translation of amounts into US dollars are as follows:

	Year Ended December 31,
	2007	2006	2005

Canadian Dollars
Income statement	$0.95	$0.88	$0.84
Balance sheet	1.01	0.86	0.86
British Pounds
Income statement	$2.01	$1.92	$1.89
Balance sheet	1.99	1.96	1.72

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

In 2007, Messrs. Engemoen and Gross, two of the Company’s directors in 2007, were significant stockholders (directly or indirectly) in, and Mr. Engemoen served as the Chairman of the Board for, SAMCO Holdings, Inc. (“SAMCO”), which owns all of the outstanding stock or equity interests, as applicable, of each of SAMCO Financial Services, Inc. (“SAMCO Financial”), SAMCO Capital Markets, Inc. (“SAMCO Capital Markets”), and SAMCO-BD, LLC (“SAMCO-BD”). Mr. Engemoen continues to serve as a member of the Company’s board of directors and to be, indirectly, a significant stockholder in, and serves as the Chairman of the Board for, SAMCO. Mr. Gross resigned as a member of the Company’s board of directors as of January 10, 2008 and is no longer a director or officer of SAMCO or the Company, but remains a significant stockholder in SAMCO. The Company currently provides technology support and other similar services to SAMCO and provides clearing services, including margin lending, to the customers of SAMCO Capital Markets. The Company had provided clearing and margin lending services to customers of SAMCO Financial prior to SAMCO Financial’s termination of its broker-dealer status on December 31, 2006.

In 2007, certain customer claims against SAMCO and/or its affiliates, the Company and, in some cases, individuals including Messrs. Engemoen, Gross, Son and Pendergraft and two of the Company’s subsidiaries, arising out of the operations of SAMCO and/or its affiliates, were resolved pursuant to settlement agreements. The cash payments made to resolve these claims were paid by SAMCO, the Company’s director and officer liability insurance carrier and by certain individuals. In connection with the defense of those claims, in fiscal year 2007 the Company’s subsidiaries collectively incurred approximately $944 in legal expenses. As part of its agreements with the Company, certain SAMCO-affiliated entities are obligated to indemnify the Company for claims and related legal expenses incurred that arise out of their operations and operations of their affiliated entities. As a result of these arrangements, all such legal expenses were reimbursed by SAMCO. As of December 31, 2007 approximately $444 in reimbursement claims were outstanding, all of which were paid subsequent to year end. There are other claims relating to these matters that remain pending against the Company and/or its affiliates that are subject to the above-noted indemnity obligations. The Board has determined that any settlement of claims in connection with these matters will be subject to the review and approval of the Audit Committee. However, the Company does not expect that the amount of additional liabilities to be incurred prior to giving effect to its indemnity rights would result in any material adverse impact on the Company’s financial position.

Technology support and similar services are provided to SAMCO pursuant to the terms of a Transition Services Agreement entered into between the Company and SAMCO on May 16, 2006. That agreement was entered into at arm’s length and the Company believes it to be on market terms. Clearing services are provided to SAMCO

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Capital Markets pursuant to the terms of a clearing agreement entered into between the Company and SAMCO Capital Markets on May 19, 2005. That agreement was also entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to SAMCO Capital Markets than what the Company would offer similarly situated correspondents. In 2007, the Company generated approximately $210 in revenue from its provision of technology support and similar services to SAMCO and $369 in revenue from its clearing relationship with SAMCO Capital Markets.

The Company sublets space to SAMCO Capital Markets at its principal offices at 1700 Pacific Avenue in Dallas, Texas and at One Penn Plaza, in New York, NY. For each sublease, SAMCO Capital Markets is required to pay the percentage of the rental expense the Company incurs equal to the percentage of space SAMCO Capital Markets occupies. The Company believes each sublease to be on market terms. In 2007, for occupying the 20th floor of its Dallas office, SAMCO Capital Markets made payments totaling $331 in rental expense to the landlord of that property. For occupying half of the 51st floor in its New York office, SAMCO Capital Markets made payments totaling $483 to the landlord of that property.

Pursuant to a master agreement the Company entered into with SAMCO-BD, the Company was afforded the opportunity to market its clearing services to certain occupants on the 14th floor of SAMCO-BD’s 546 Fifth Avenue in New York, NY rental space. In 2007, the Company paid $435 to SAMCO-BD in rental expenses for the opportunity to provide these services. That agreement was terminated effective as of December 31, 2007.

Mr. Gross is a significant equity holder in, and serves as a member of and Chief Executive Officer for, Commerce Street Capital LLC. The Company currently provides clearing services, including margin lending, to the customers of Commerce Street Capital pursuant to the terms of a clearing agreement entered into with Commerce Street Capital on October 23, 2007. That agreement was entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to Commerce Street Capital than what the Company would offer similarly situated correspondents. In 2007, the Company generated approximately $2 in revenue from its clearing relationship with Commerce Street Capital. Together with SAMCO, Commerce Street Capital also currently occupies space on the 20th floor of the Company’s Dallas office. In 2007, Commerce Street Capital made payments totaling $50 in rental expense to the landlord of that property.

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

The Company sponsors a defined contribution 401(k) employee benefit plan (the “Plan”) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment requirements. The Company contributed approximately $1,044, $816 and $620 during 2007, 2006 and 2005, respectively.

18.	Stock-based compensation

The Company has several stock-based employee compensation plans. The Company makes awards of stock options, makes awards of RSUs and also provides an employee stock purchase plan. The Company is operating under the 2000 Stock Incentive Plan, as amended in July, 2005, under which 2,958 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,033 shares of common stock, net of forfeitures have been granted and 926 shares remain available for future grant.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“Opinion No. 25”). Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of Opinion No. 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company has elected the modified prospective transition method as permitted by FAS 123(R) and, accordingly, prior periods have not been restated to reflect the impact of FAS 123(R). Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS No. 123(R)). In adopting FAS No. 123(R), the estimated value of the Company’s stock-based awards (including stock options and RSUs), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting FAS No. 123(R), the Company’s income before income taxes for the year ended December 31, 2006 was reduced by $3,052, while net income was reduced by approximately $1,971 for the same period.

Stock options

During 2007 and 2006, the Company granted stock options to employees. The grant price of the options was the market value at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock to its non-employee directors. Options issued to non-employee directors have a term of ten years and vest quarterly over three years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Weighted-average grant date fair value	$6.93	$4.82
Weighted average assumptions used:
Expected volatility	27.0%	20.0%
Expected term (in years)	3.90	4.70
Risk-free interest rate	4.7%	5.0%
Expected dividend yield	—	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical and implied volatilities of peer companies when computing the expected volatility assumption to be used

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

in the Black-Scholes Merton calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB #107 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of seven years which vest quarterly over four years. The resulting expected term from the simplified method is 4.75 years.

The Company recorded compensation expense relating to options of approximately $1,683, $970 and $0 during the years ended December 31, 2007, 2006 and 2005.

A summary of the Company’s stock option activity is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Contractual	Value of In-the
	Shares	Exercise Price	Term	Money Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	227	4.04	6.16	—
Granted	1,145	17.21	—	—
Exercised	(75)	4.67	—	—
Forfeited, cancelled or expired	(17)	17.00	—	—

Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320
Granted	160	25.22	—	—
Exercised	(112)	9.54	—	—
Forfeited, cancelled or expired	(159)	17.16	—	—

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946

Options exercisable at December 31, 2007	479	$15.26	5.35	$946

The aggregate intrinsic value of the options exercised during the year ended December 31, 2007 was $2,065. At December 31, 2007, the Company had approximately $3,047 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.40 years. Cash received from stock option exercises totaled approximately $1,066 during the year ended December 31, 2007. Prior to January 1, 2006, no stock options had been exercised.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	64	—	—	—
Granted	640	14.64	—	—
Vested and issued	(122)	13.57	—	—
Terminated, cancelled or expired	(23)	16.07	—	—

Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	94	27.12	—	—
Vested and issued	(170)	15.51	—	—
Terminated, cancelled or expired	(93)	13.42	—	—

Outstanding, December 31, 2007	390	$17.39	2.6	$5,596

The Company recorded compensation expense relating to restricted stock units of approximately $2,660 and $1,935 during the years ended December 31, 2007 and 2006, respectively. There is approximately $5,847 and $6,877 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at December 31, 2007 and 2006.

Employee stock purchase plan

In July, 2005, The Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock have initially been reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. In no event will any such annual increase exceed 63 shares.

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Typically a participant would contribute any multiple ranging from 1% to 15%, through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2007 and 2006, 375 and 313 shares of common stock had been reserved and 128 and 63 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized $350 and $146 in expense during 2007 and 2006 related to the plan.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Prior Period Pro Forma Presentations

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). No pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, has been presented as the impact on prior periods was not material.

19.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2007, are as follows:

	Capital	Operating
	Leases	Leases

2008	$8,107	$4,623
2009	4,866	3,876
2010	1,002	3,590
2011	—	3,650
2012	—	3,302
2013 and thereafter	—	13,325

	$13,975	$32,366

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, totaling $12,479 of equipment and $2,163 of software at December 31, 2007 and $8,562 of equipment and $1,876 of software at December 31, 2006. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $11,010, $7,212 and $5,125 respectively.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration (see note 16).

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have entered into indemnification agreements with each of our directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.	Income taxes

Provisions for income taxes consist of the following:

	Year Ended December 31,
	2007	2006	2005

Income tax expense
Current	$17,399	$11,830	$2,065
Deferred	(2,274)	1,625	—

Total	$15,125	$13,455	$2,065

Income tax expense
Continuing operations	$15,125	$13,299	$1,951
Discontinued operations	—	156	114

	$15,125	$13,455	$2,065

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Year Ended December 31,
	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(2.7)	(0.1)	5.9
State and local income taxes	2.6	3.0	.7
Other, net	1.1	1.6	—
Change in valuation allowance due to NOL utilization	—	(4.1)	—

	36.0%	35.4%	41.6%

Deferred taxes are determined based on temporary differences between the financial statements and income taxes bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no net operating loss carryforwards for tax purposes as of December 31, 2007 and 2006. Deferred taxes are included in other assets as of December 31, 2007 and 2006.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income taxes consist of the following:

	December 31,
	2007	2006

Current deferred taxes:
Bad debt allowance	$1,033	$185
Prepaid assets	(976)	(241)

Total	$57	$(56)

Non-current deferred taxes:
Fixed asset basis differences	$1,324	$207
Intangible assets	1,714	1,213
Stock compensation	633	112
Other	(59)	(81)

Total	$3,612	$1,451

Total	$3,669	$1,395

Management has determined that no valuation allowance was necessary at December 31, 2007 and 2006. The Company expects that certain timing differences will be reversing in the future which will further limit U.S. federal income taxes expected to be paid. Canadian revenues are allocated among countries for tax purposes consistently with the segment information disclosed in note 21.

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Undistributed earnings of the non-US entities are treated as indefinitely reinvested. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently being examined by the State of Texas for the years ended 2002, 2003, 2004 and 2005. The Company does not anticipate the results of any open examinations would result in a material change to its financial position.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $580 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to retained earnings on the consolidated statement of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$580
Additions based on tax positions related to the current year	398
Reductions for tax positions of prior years	(152)

Balance at December 31, 2007	$826

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company had accrued approximately $209 and $0 for the payment of penalties and interest at December 31, 2007 and 2006 respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2007.

21.	Segment information

The Company is organized into operating segments based on products and services and geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information:

	United
December 31, 2007	States	Canada	Other	Consolidated

Revenue	$303,999	$75,279	$25,524	$404,802
Interest, net	73,688	12,664	2,048	88,400
Income before tax	23,238	16,025	2,695	41,958
Net income	13,519	11,442	1,872	26,833
Segment assets	5,957,182	1,619,398	270,397	7,846,977
Goodwill and intangibles	74,216	549	312	75,077
Capital expenditures	11,888	1,807	1,789	15,484
Depreciation and amortization	10,853	1,388	982	13,223
Amortization of intangibles	3,498	56	—	3,554

	United
December 31, 2006	States	Canada	Other	Consolidated

Revenue	$213,724	$58,591	$15,303	$287,618
Interest, net	64,680	8,552	1,138	74,370
Income (loss) before tax	26,062	12,842	(1,326)	37,578
Income from discontinued operations	243	—	—	243
Net income (loss)	17,509	8,390	(1,377)	24,522
Segment assets	3,745,876	684,682	213,832	4,644,390
Goodwill and intangibles	16,151	605	—	16,756
Capital expenditures	9,844	1,451	1,352	12,647
Depreciation and amortization	6,585	1,619	590	8,794
Amortization of intangibles	2,527	—	—	2,527

	United
December 31, 2005	States	Canada	Other	Consolidated

Revenue	$121,693	$41,154	$11,721	$174,568
Interest, net	38,451	6,895	12	45,358
Income (loss) before tax	5,410	5,679	(6,411)	4,678
Income from discontinued operations	177	—	—	177
Net income (loss)	5,669	3,646	(6,411)	2,904
Segment assets	2,820,458	580,286	178,137	3,578,881
Goodwill and intangibles	7,928	538	—	8,466
Capital expenditures	11,934	1,313	811	14,058
Depreciation and amortization	3,392	1,088	375	4,855
Amortization of intangibles	2,140	—	—	2,140

22.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2007, PFSI had net capital of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$106,745, and was $83,764 in excess of its required net capital of $22,982. At December 31, 2006, PFSI had net capital of $134,244, and was $110,919 in excess of its required net capital of $23,325.

Our Penson GHCO, FCG, PFFI, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2007.

The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the Subsidiaries’ ability to pay dividends and the Company’s abilities to satisfy its debt obligations. PFSC and PFSL are subject to regulatory requirements in their respective countries which also limit the amount of dividends that they may be able to pay to their parent. The Company has no current plans to seek any dividends from these entities.

23.	Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”) requires the Company to disclose information about its obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments for the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) asset, liability, or equity security of a guaranteed party. FIN 45 also defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Company is a member of various exchanges that trade and clear securities, futures and commodities. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. Prior to making such an estimate, the Company would be required to know the size of the member company that would experience financial difficulty as well as the amount of recovery that could be expected from the exchange as well as the other member firms of the exchange. Accordingly, the Company has not recorded any liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

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

On August 15, 2007, Sentinel, entered into an agreement with a third party to sell certain customer segregated assets of Sentinel, including a significant portion of the assets of Penson GHCO, at a discount to market.

Sentinel subsequently filed for bankruptcy protection on August 17, 2007. On August 20, the Bankruptcy Court granted a motion permitting Sentinel to distribute 95% of the proceeds of the sale to certain clients. Penson GHCO received approximately $25.4 million from the Sentinel distribution, with an additional $1.2 million currently being retained in an account at Bank of New York in accordance with the bankruptcy action. As a result, as of December 31, 2007, the Company has incurred a loss of approximately $10.9 million, $6.9 million after tax, which assumes that the Company will receive the $1.2 million holdback at a later date.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

25.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. In December the Company repurchased approximately 74 shares at an average price of $14.28 per share. Subsequent to December 31, 2007 the Company has repurchased an additional 236 shares at an average price of $10.86 per share. .

26.	Condensed Financial Statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on a unconsolidated basis.

Penson Worldwide, Inc. (parent only)
Condensed Statements of Financial Condition

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$12	$5
Receivable from affiliates	133,761	62,806
Property and equipment, net	6,992	6,827
Investment in subsidiaries	189,020	158,651
Other assets	4,778	2,242

Total assets	$334,563	$230,531

Liabilities and stockholders’ equity
Notes payable	$55,000	$10,000
Accounts payable, accrued and other liabilities	14,135	8,747

Total liabilities	69,135	18,747
Total stockholders’ equity	265,428	211,784

Total liabilities and stockholders’ equity	$334,563	$230,531

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005

Revenues	$4,776	$2,805	$804
Expenses
Employee compensation and benefits	440	397	180
Other expenses	8,132	4,692	2,136
Interest expense on long-term debt	2,894	1,643	1,036

	11,466	6,732	3,352

Loss before income taxes and equity in earnings of subsidiaries	(6,690)	(3,927)	(2,548)
Income tax benefit	(11,057)	(8,782)	(9,595)

Income before equity in earnings of subsidiaries	4,367	4,855	7,047
Equity in earnings of subsidiaries	22,466	19,667	(4,143)

Net income	$26,833	$24,522	$2,904

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$26,833	$24,522	$2,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,112	2,564	964
Deferred income taxes	(2,274)	1,625	—
Stock based compensation	4,693	3,120	—
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	(29,500)	(6,194)	(28,420)
Other assets	(262)	2,203	(1,208)
Accounts payable, accrued and other liabilities	4,808	1,191	3,667

Net cash provided by (used in) operating activities	8,410	29,031	(22,093)

Cash flows from investing activities:
Purchase of property and equipment, net	(4,277)	(4,301)	(4,651)
Decrease (increase) in investment in subs	(30,369)	(120,388)	3,911

Net cash used in investing activities	(34,646)	(124,689)	(740)

Cash flows from financing activities:
Proceeds from notes payable	206,000	95,300	15,000
Repayments of notes payable	(161,000)	(104,288)	(2,236)
Exercise of stock options	1,067	349	—
Excess tax benefit on exercise of stock options	823	4	—
Purchase of treasury stock	(27,468)	(7,976)	—
Issuance of preferred stock	—	—	9,930
Proceeds from initial public offering	—	114,152	—
Direct costs of capital raised	—	(3,074)	—
Issuance of common stock, net	2,016	1,008	10

Net cash provided by financing activities	21,438	95,475	22,704

Effect of exchange rates on cash	4,805	169	142

Increase (decrease) in cash and cash equivalents	7	(14)	13
Cash and cash equivalents at beginning of period	5	19	6

Cash and cash equivalents at end of period	$12	$5	$19

Supplemental cash flow disclosures:
Interest payments	$1,562	$982	$1,127
Income tax payments	$9,940	$6,922	$61

INDEX TO EXHIBITS

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

1.1		Form of Underwriting Agreement	S-1/A	333-127385	1.1	5/9/06
2.1		Stock Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Selling Stockholders dated May 12, 2005, as amended July 8, 2005	S-1	333-127385	2.1	8/10/05
2.2		Asset Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Computer Clearing Services, Inc. Stockholders dated January 31, 2006	S-1/A	333-127385	2.2	3/21/06
2.3		Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06
2.4		Purchase Agreement by and among Goldenberg Hehmeyer & Co. and Goldenberg LLC, Hehmeyer LLC, GHCO Partners LLC, GH Traders LLC, each of the Principals listed on the signature pages thereto and SAI Holdings, Inc., GHP1, Inc., GHP2, LLC and Christopher Hehmeyer in his capacity as Sellers’ Representative	8-K	001-32878	2.1	11/7/06
2.5		Letter Agreement, dated as of October 8, 2007, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, Opus Trading Fund LLC and Quantitative Trading Strategies LLC	8-K	001-32878	2.1	10/12/07
3.1		Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06
3.2		Form of Amended and Restated Bylaws of Penson Worldwide, Inc.	S-1/A	333-127385	3.2	4/24/06
4.1		Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06
4	.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05
4.3		Amended and Restated Investors’ Rights Agreement between TCV V, L.P., TCV Member Fund, L.P., Penson Worldwide, Inc., and the Company Subsidiaries dated September 30, 2005	S-1/A	333-127385	4.3	10/19/05
10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	S-1/A	333-127385	10.1	4/24/06
10	.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06
10.3		1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05
10.4		Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05
10.5		Offer to Lease between Penson Financial Services Canada Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.6		Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05
10.7		Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 30, 2001, as amended March 24, 2005 and May 6, 2005	S-1	333-127385	10.7	8/10/05
10.8		Fifth Amended and Restated Stock Pledge Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), dated October 4, 2004, as reaffirmed by the Reaffirmation of Stock Pledge Agreements dated March 24, 2005	S-1	333-127385	10.8	8/10/05
10	.9+	Fifth Amended and Restated Guaranty Agreements in connection with the Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), by Daniel P. Son, Philip A. Pendergraft, William D. Gross, and Roger J. Engemoen, Jr. as Guarantors, all dated December 31, 2002, as reaffirmed by the Eleventh Amendment to the Amended and Restated Loan Agreement dated March 24, 2005	S-1	333-127385	10.9	8/10/05
10	.10†	Credit Agreement, dated as of May 26, 2006 among Penson Worldwide, Inc., Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Line of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent, and the other lenders party thereto	10-Q	001-32878	10.1	8/11/06
10	.11†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05
10.12		Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06
10.13		Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06
10	.14+	Employment Letter Agreement between the Company and David Henkel dated January 16, 2002	S-1	333-127385	10.14	8/10/05
10	.15+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05
10	.16+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05
10.17		Thirteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated September 19, 2005	S-1/A	333-127385	10.17	9/23/05
10.18		Fourteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated September 30, 2005	S-1/A	333-127385	10.18	10/19/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.19		Fifteenth Amendment to Amended and Restated Loan Agreement and Waiver by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank, dated December 28, 2005	S-1/A	333-127385	10.19	3/21/06
10.20		Promissory Note by and between the Company and JPMorgan Chase Bank, N.A. dated December 30, 2005	S-1/A	333-127385	10.20	3/21/06
10.21		Registration Rights Agreement by and between Penson Worldwide, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	10.1	3/21/06
10.22		Stockholder’s Agreement effective as of November 20, 2006 between Penson Worldwide, Inc. and Schonfeld Securities, LLC	8-K	001-32878	10.2	11/21/06
10.23		Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06
10.24		Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06
10.25		Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06
10	.26+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06
10	.27+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06
10	.28+	Executive Employment Agreement between the Company and Daniel P. Son dated April 21, 2006	S-1/A	333-127385	10.24	5/1/06
10.29		Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06
10.30		Sixteenth Amendment to Amended and Restated Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 21, 2006	S-1/A	333-127385	10.27	5/1/06
10.31		Guaranty Bank Consent, dated May 8, 2006, to SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.27	5/9/06
10	.32†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06
10.33		First Amendment to Credit Agreement, dated the 29th day of September, 2006, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	10/3/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.34		Second Amendment to Credit Agreement, dated the 16th day of February, 2007, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	2/16/07
10.35		Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07
10.36		Third Amendment to Credit Agreement, dated the 5th day of April, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	5/11/07
10.37		Fourth Amendment to Credit Agreement, dated the 31st day of July, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	8/14/07
10	.38†	Fifth Amendment to Credit Agreement, dated the 19th day of September, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	9/19/07
10	.39†	Schedule E, dated July 23, 2007, to the Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	10-Q	001-32878	10.2	9/19/07
10	.40*	Sixth Amendment to Credit Agreement, dated the 5th day of December, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto
11.1		Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06
21	.1*	List of Subsidiaries
23	.1*	Consent of BDO Siedman, LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.