Form 10-K/A
period 2007-12-31
PENSON WORLDWIDE INC
filed 2008-05-02
CIK 1123541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 (the last business day of the registrants’ most recently completed second fiscal quarter) was $288,751,265.
     The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 31, 2008 was 25,224,315.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 14, 2008 (the “Original Filing”). We are filing this Amendment to correct the number of outstanding shares of common stock set forth on the cover of the Original Filing. The reference on the cover of the Original Filing to 24,261,470 outstanding shares is hereby deleted. The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 6, 2008, was 25,408,617. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSON WORLDWIDE, INC.
By:	/s/ Philip A. Pendergraft
	Name:	Philip A. Pendergraft
	Title:	Chief Executive Officer
	Date:	April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger J. Engemoen, Jr. Roger J. Engemoen, Jr.	Chairman	April 30, 2008

/s/ Philip A. Pendergraft Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2008

/s/ Daniel P. Son Daniel P. Son	President and Director	April 30, 2008

/s/ Kevin W. McAleer Kevin W. McAleer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008

/s/ Bernard W. Dan Bernard W. Dan	Director	April 30, 2008

/s/ James S. Dyer James S. Dyer	Director	April 30, 2008

/s/ David Johnson David Johnson	Director	April 30, 2008

/s/ Thomas R. Johnson Thomas R. Johnson	Director	April 30, 2008

/s/ David M. Kelly David M. Kelly	Director	April 30, 2008

/s/ David A. Reed David A. Reed	Director	April 30, 2008