Form 10-Q
period 2008-03-31
PENSON WORLDWIDE INC
filed 2008-05-08
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
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

As of May 7, 2008, there were 25,053,238 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.

Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$70,476	$120,923
Cash and securities — segregated under federal and other regulations	1,936,983	1,437,561
Receivable from broker-dealers and clearing organizations	1,280,859	1,519,078
Receivable from customers, net	1,401,612	1,324,213
Receivable from correspondents	557,506	532,504
Securities borrowed	2,094,993	2,065,997
Securities owned, at market value	254,091	235,680
Deposits with clearing organizations	499,192	293,230
Property and equipment, net	27,370	27,028
Other assets	180,633	290,763

Total assets	$8,303,715	$7,846,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$1,379,998	$1,077,312
Payable to customers	3,616,755	3,590,315
Payable to correspondents	598,270	616,863
Short-term bank loans	200,277	340,530
Notes payable	75,000	55,000
Securities loaned	2,001,555	1,726,677
Securities sold, not yet purchased, at market value	61,464	82,116
Accounts payable, accrued and other liabilities	100,917	92,736

Total liabilities	8,034,236	7,581,549

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,327 shares issued and 25,224 outstanding as of March 31, 2008; 28,226 issued and 25,543 outstanding as of December 31, 2007	283	282
Additional paid-in capital	239,983	238,253
Accumulated other comprehensive income	5,564	6,964
Retained earnings	73,897	65,815
Treasury stock (3,103 and 2,683 shares of common stock at March 31, 2008 and December 31, 2007, respectively, at cost)	(50,248)	(45,886)

Total stockholders’ equity	269,479	265,428

Total liabilities and stockholders’ equity	$8,303,715	$7,846,977

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$36,513	$24,665
Technology	4,799	3,019
Interest, gross	48,478	48,235
Other	9,783	9,067

Total revenue	99,573	84,986
Interest expense from securities operations	29,373	28,300

Net revenues	70,200	56,686

Expenses
Employee compensation and benefits	28,823	23,473
Floor brokerage, exchange and clearance fees	3,803	5,346
Communications and data processing	9,188	6,426
Occupancy and equipment	7,022	4,828
Other expenses	7,357	4,786
Interest expense on long-term debt	1,076	453

	57,269	45,312

Income before income taxes	12,931	11,374
Income tax expense	4,849	4,236

Net income	$8,082	$7,138

Earnings per share — basic	$0.32	$0.27

Earnings per share — diluted	$0.32	$0.27

Weighted average common shares outstanding — basic	25,461	26,328
Weighted average common shares outstanding — diluted	25,541	26,905

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2007	$—	25,543	$282	$238,253	$(45,886)	$6,964	$65,815	$265,428
Net income	—	—	—	—	—	—	8,082	8,082
Foreign currency translation adjustments, net of tax benefit of $721	—	—	—	—	—	(1,400)	—	(1,400)

Comprehensive income								6,682
Repurchase of treasury stock, at cost	—	(420)	—	—	(4,362)	—	—	(4,362)
Stock-based compensation expense	—	40	—	1,153	—	—	—	1,153
Exercise of stock options	—	16	—	62	—	—	—	62
Excess tax benefit due to exercise of stock options	—	—	—	(68)	—	—	—	(68)
Purchases of common stock under the Employee Stock Purchase Plan	—	1	—	13	—	—	—	13
Issuance of common stock	—	44	1	570	—	—	—	571

Balance, March 31, 2008	$—	25,224	$283	$239,983	$(50,248)	$5,564	$73,897	$269,479

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$8,082	$7,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,993	3,364
Stock-based compensation	1,153	1,089
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(499,422)	(199,655)
Net receivable/payable with customers	(50,959)	409,879
Net receivable/payable with correspondents	(43,595)	(131,564)
Securities borrowed	(28,996)	(198,154)
Securities owned	(18,411)	(51,274)
Deposits with clearing organizations	(205,962)	(15,206)
Other assets	110,071	(31,210)
Net receivable/payable with broker-dealers and clearing organizations	540,905	48,623
Securities loaned	274,878	7,525
Securities sold, not yet purchased	(20,652)	100,124
Accounts payable, accrued and other liabilities	8,181	208

Net cash provided by (used in) operating activities	80,266	(49,113)

Cash flows from investing activities:
Business combinations, net of cash acquired	(438)	(20,647)
Purchase of property and equipment	(4,267)	(3,417)

Net cash used in investing activities	(4,705)	(24,064)

Cash flows from financing activities:
Proceeds from notes payable	20,000	34,000
Repayments of notes payable	—	(19,000)
Net borrowing on short-term bank loans	(140,253)	70,847
Exercise of stock options	62	783
Tax benefit from exercise of stock options	(68)	195
Purchase of treasury stock	(4,362)	(436)
Issuance of common stock	13	—

Net cash provided by (used in) financing activities	(124,608)	86,389

Effect of exchange rates on cash	(1,400)	255

Increase (decrease) in cash and cash equivalents	(50,447)	13,467
Cash and cash equivalents at beginning of period	120,923	103,054

Cash and cash equivalents at end of period	$70,476	$116,521

Supplemental cash flow disclosures:
Interest payments	$6,863	$2,192
Income tax payments	$4,195	$745

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. PWI conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), NEXA Technologies, Inc. (“NEXA”), Penson GHCO (“Penson GHCO”), First Capitol Group, LLC (“FCG”) and Penson Asia Limited (“Penson Asia”) (collectively, the “Company”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Dealers Association in Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and the London Stock Exchange. Penson GHCO and FCG are registered Futures Commission Merchants (“FCMs”) with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”).

The accompanying interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary, SAI. SAI’s subsidiaries include PFSI, NEXA, Penson Financial Futures, Inc., SAH, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC, FCG and Penson GHCO and Penson Holdings, Inc., which includes its subsidiaries PFSC, PFSL and Penson Asia. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

In connection with the delivery of products and services to its clients and customers, the Company manages its revenues and related expenses in the aggregate. As such, in evaluating the performance of its businesses, the Company considers clearing and commission fees, technology and interest income along with the associated interest expense as one integrated activity.

The Company’s cost infrastructure supporting its business activities varies by activity. In some instances, these costs are directly attributable to one business activity and sometimes to multiple activities. Therefore, in assessing the performance of its business activities, the Company does not consider these costs separately, but instead, evaluates performance in the aggregate along with the related revenues.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company’s pricing considers both the direct and indirect costs associated with transactions associated with each business activity, the client relationship and the demand for the particular product or service in the marketplace. As a result, the Company does not manage or capture the costs related to the products or services sold, or its general and administrative costs by revenue line.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (“SFAS No. 141(R)”). This statement requires the acquirer in a business combination to recognize the full fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, requires the expensing of acquisition-related costs, as well as the measurement of any contractual considerations and contingent consideration at fair value at the acquisition date. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This Statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 as of January 1, 2008. As of March 31, 2008 the Company has not elected to apply the fair value option to any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

relevant provisions of SFAS No. 157 on January 1, 2008. The adoption did not have any impact on its results of operations or financial position.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the “simplified” method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the “simplified” method beyond December 31, 2007. SAB 110 is effective for the Company’s fiscal year beginning January 1, 2008. The Company will continue to use the “simplified” method until it has the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110. The adoption of SAB 110 did not have a material impact on the Company’s results of operations or financial position.

2.	Acquisitions

First Capitol Group, LLC

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $8.6 million, including cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement and approximately 150 shares of common stock to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company has not yet completed the purchase price allocation due to the short period of time that has elapsed since the acquisition date. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date.

Goldenberg Hehmeyer and Co.

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. We closed the transaction on February 16, 2007 and paid $24.6 million, including cash and approximately 139 shares of common stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we might have faced related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next two years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. We do not expect to make an earnout payment relating to the first year of the integrated Penson GHCO business (see note 15). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the Asset Purchase

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Agreement, for the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. At March 31, 2008, a liability of approximately $17.1 million was accrued as a result of the earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

3.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended
	March 31,
	2008	2007

Basic and diluted:
Net income	$8,082	$7,138

Weighted average common shares outstanding — basic	25,461	26,328
Assumed conversion of preferred shares	—	—
Incremental shares from outstanding stock options	44	357
Non-vested restricted stock	7	206
Shares issuable	29	14

Weighted average common shares and common share equivalents — diluted	25,541	26,905

Basic earnings per common share	$0.32	$0.27

Diluted earnings per common share	$0.32	$0.27

The Company’s Asset Purchase Agreement with Schonfeld Securities, LLC (see note 2) calls for each annual earnout payment to be made in stock except in certain circumstances. One such circumstance gives the Company the option to settle the liability in cash if the value of the Company’s common stock, as calculated at the Payment Anniversary Date, is below a threshold defined in the Asset Purchase Agreement. Through December 31, 2007, the Company had included the number of shares required to settle the liability in its diluted weighted average common shares outstanding at each applicable balance sheet date. As contemplated under the terms of the Asset Purchase Agreement, Schonfeld has agreed to allow Penson, in its sole discretion, to make the first earnout payment in cash or stock, solely at the Company’s option, regardless of the value of the common stock. As such, the Company has not included any shares related to the Schonfeld liability in its March 31, 2008 diluted earnings per share calculation as it is the Company’s intention to settle the liability in cash.

At March 31, 2008, stock options and restricted stock units totaling 1,321 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

4.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157, effective January 1, 2008. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items in “Receivable from broker-dealers and clearing organizations”, “Securities owned, at market value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at market value” on the Condensed Consolidated Statements of Financial Condition that are reported at fair value.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Assets and liabilities utilizing Level 1 inputs include corporate equity, U.S. Treasury and money market securities. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•	Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certificates of deposit, term deposits, corporate debt securities and Canadian government obligations. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•	Level 3 — Valuations based on inputs that are unobservable and not corroborated by market data. The Company does not currently have any financial instruments utilizing Level 3 inputs. These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at market value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at market value” as of March 31, 2008.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government securities	$29,755	$—	$29,755

	$29,755	$—	$29,755

Securities owned
Corporate equity	$9,906	$—	$9,906
Corporate debt	—	31,076	31,076
Certificates of deposit and term deposits	—	16,015	16,015
U.S. government securities	47,491	—	47,491
Canadian government obligations	—	105,880	105,880
Money market	43,723	—	43,723

	$101,120	$152,971	$254,091

Deposits with clearing organizations
U.S. government securities	$280,375	$—	$280,375
Money market	37,600	—	37,600

	$317,975	$—	$317,975

Securities sold, not yet purchased
Corporate equity	$15,134	$—	$15,134
Corporate debt	—	9,604	9,604
Canadian government obligations	—	36,726	36,726

	$15,134	$46,330	$61,464

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $1,936,983 at March 31, 2008. Cash and securities segregated under federal and other regulations by PFSI totaled $1,658,940 at March 31, 2008. Of this amount, $1,655,628 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act), against a requirement as of March 31, 2008 of $1,805,449. Additional deposits of $182,000 were made as allowed by Rule 15c3-3. The remaining balance of $3,312 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of March 31, 2008 of $50,597. An additional deposit of $57,300 was made on April 2, 2008 .The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $267,801 and $67,060, including cash of $63,063 and $521 was segregated for the benefit of customers by Penson GHCO and FCG pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $67,936 and $146,523 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2007, $1,437,561 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31, 2008	December 31, 2007

Receivable:
Securities failed to deliver	$405,365	$499,966
Receivable from clearing organizations	875,494	1,019,112

	$1,280,859	$1,519,078

Payable:
Securities failed to receive	$428,134	$468,421
Payable to clearing organizations	951,864	608,891

	$1,379,998	$1,077,312

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

7.	Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31, 2008	December 31, 2007

Securities Owned:
Corporate equity and debt	$40,982	$74,962
Certificates of deposit and term deposits	16,015	9,502
U.S. government securities	47,491	41,153
Canadian government obligations	105,880	95,063
Money market	43,723	15,000

	$254,091	$235,680

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$24,738	$47,262
Canadian government obligations	36,726	34,854

	$61,464	$82,116

8.	Short-term bank loans and stock loan

At March 31, 2008 and December 31, 2007, the Company had $200,277 and $340,530, respectively in short-term bank loans outstanding under nine uncommitted lines of credit with eight financial institutions. Seven of these lines of credit permitted the Company to borrow up to an aggregate of approximately $459,600 while two lines do not have specified borrowing limits.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company also has the ability to borrow under stock loan arrangements. At March 31, 2008 and December 31, 2007, the Company had $702,037 and $479,410, respectively in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

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

The Company has several stock-based employee compensation plans. The Company makes awards of stock options and restricted stock units (“RSUs”) and also provides an employee stock purchase plan (“ESPP”). The Company is operating under the 2000 Stock Incentive Plan, as amended in July, 2005, under which 3,214 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,303 shares of common stock, net of forfeitures have been granted and 1,206 shares remain available for future grant.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Stock options

During the three months ended March 31, 2008 and 2007, the Company granted 0 and 47 stock options to employees. The exercise price of the options was the market value of the underlying common stock at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31,
	2008	2007

Weighted-average grant date fair value	$—	$9.37
Weighted average assumptions used:
Expected volatility	—	28.0%
Expected term (in years)	—	4.75
Risk-free interest rate	—	4.7%
Expected dividend yield	—	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes-Merton calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB 110 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of seven years which vest quarterly over four years. The resulting expected term from the simplified method is 4.75 years.

The Company recorded compensation expense relating to options of approximately $447 and $380 during the quarters ended March 31, 2008 and 2007, respectively.

A summary of the Company’s stock option activity is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value of
	Number of	Exercise Price	Term	In-the-Money
	Shares	(in Whole Dollars)	(in Years)	Options

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—	—
Exercised	(16)	3.98	—	—
Forfeited	(13)	21.16	—	—

Outstanding, March 31, 2008	1,140	$17.23	5.61	$394

Options exercisable at March 31, 2008	541	$16.12	5.40	$394

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2008 was $121. At March 31, 2008, the Company had approximately $2,667 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over the weighted average period of 2.21 years. Cash received from stock option exercises totaled approximately $62 during the three months ended March 31, 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Contractual	Aggregate
	Number of	Fair Value	Term	Intrinsic
	Units	(in Whole Dollars)	(in Years)	Value

Outstanding, December 31, 2007	390	$17.39	2.55	$5,596
Granted	10	9.88	—	—
Distributed	(40)	16.36	—	—
Terminated, cancelled or expired	(11)	21.79	—	—

Outstanding, March 31, 2008	349	$17.14	2.35	$3,216

The Company recorded compensation expense relating to restricted stock units of approximately $626 and $637 during the three month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there is approximately $5,189 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.35 years.

Employee stock purchase plan

In July, 2005, The Company’s board of directors adopted the ESPP, designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock were initially reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. In no event will any such annual increase exceed 63 shares.

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2008, 438 shares of common stock had been reserved and 192 shares had been purchased by employees pursuant to the ESPP plan. The Company recognized $80 and $72 in expense during the first quarter of 2008 and 2007, respectively.

11.	Commitments and contingencies

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have entered into indemnification agreements with each of our directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims under these indemnification agreements, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008 or December 31, 2007.

12.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended
	March 31,
	2008	2007

Federal statutory income tax rate	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(1.4)	(0.8)
State and local income taxes, net of federal benefit	3.0	3.1
Other, net	0.9	(0.1)

	37.5%	37.2%

13.	Segment information

The Company is organized into operating segments based on products and services and geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information.

	United
As of and for the Three Months Ended March 31, 2008	States	Canada	Other	Consolidated

Total revenue	$74,177	$19,747	$5,649	$99,573
Interest, net	14,551	4,186	368	19,105
Income before tax	8,201	4,539	191	12,931
Net income	4,829	3,128	125	8,082
Segment assets	6,339,242	1,611,078	353,395	8,303,715
Goodwill and intangibles	81,296	538	312	82,146
Capital expenditures	3,591	183	493	4,267
Depreciation and amortization	3,242	403	280	3,925
Amortization of intangibles	1,057	11	—	1,068

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
As of and for the Three Months Ended March 31, 2007	States	Canada	Other	Consolidated

Total revenue	$62,930	$16,721	$5,335	$84,986
Interest, net	17,147	2,383	405	19,935
Income before tax	6,987	3,685	702	11,374
Net income	4,159	2,521	458	7,138
Segment assets	4,096,187	784,866	348,181	5,229,234
Goodwill and intangibles	22,737	605	—	23,342
Capital expenditures	2,677	383	357	3,417
Depreciation and amortization	2,046	297	181	2,524
Amortization of intangibles	840	—	—	840

14.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2008, PFSI had net capital of $121,076, and was $98,097 in excess of its required net capital of $22,979. At December 31, 2007, PFSI had net capital of $106,745, and was $83,764 in excess of its required net capital of $22,982.

Our Penson GHCO, FCG, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2008.

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

On August 15, 2007, Sentinel entered into an agreement with a third party to sell certain customer segregated assets of Sentinel, including a significant portion of the assets of Penson GHCO, at a discount to market.

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

The SEC has filed suit against Sentinel, alleging that Sentinel defrauded its investors, and the bankruptcy court-appointed Trustee has initiated legal action against certain Sentinel insiders, among others, seeking to recover payments made prior to the bankruptcy filing.

16.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. In 2007, the Company repurchased approximately 74 shares at an average price of $14.28 per share. During the quarter ended March 31, 2008, the Company repurchased approximately 405 shares at an average price of $10.33 per share. Subsequent to March 31, 2008 the Company repurchased an additional 182 shares at an average price of $9.68 per share.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2007 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve 246 active securities clearing correspondents and 38 futures clearing correspondents as of March 31, 2008. Our net revenues were $70.2 million and $56.7 million for the three months ended March 31, 2008 and 2007, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

In the fourth quarter of 2007, the Company began reporting on the more widely used “net revenues” basis, instead of “total revenues” used previously. Total revenues will continue to be included in the condensed consolidated statements of income. Net revenues reflect interest revenue from securities operations after deducting associated interest expenses. The Company believes this provides a more useful assessment of the actual contribution of its operations that generate interest revenue.

Fiscal 2008 Highlights

•	We achieved record quarterly clearing and commission revenue of $36.5 million.

•	We added a net of seven new correspondents during the first quarter and have signed fourteen additional new correspondents that have not yet begun clearing with us.

•	The average federal funds rate decreased approximately 200 plus basis points during the first quarter which we estimate decreased net income by approximately $3.5 million.

•	The initial stage of the FCG acquisition was completed.

•	Since its introduction in the fourth quarter of 2007, trade aggregation has positively impacted earnings.

•	We repurchased approximately 405,000 shares of common stock as a result of the $12.5 million stock repurchase program approved by the Board of Directors in December 2007.

•	We hired a new corporate treasurer.

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

Revenues from clearing and commission fees represented 52% and 44% of our total net revenues in the three months ended March 31, 2008 and 2007, respectively. Net interest income represented 27% and 35%, respectively, of our total net revenues in those same periods.

Expenses

Employee compensation and benefits

Our second largest category of expense is the compensation and benefits that we pay to our employees, which includes salaries, bonuses, group insurance, contributions to benefit programs, stock compensation and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., most of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.

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

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which may require us to incur significant expenditures to document, review and test our existing systems of internal control over financial reporting in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements. In addition, as a public company, we expect to incur additional costs for external advisers such as legal, accounting, auditing and investor relations services.

Profitability of services provided

Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Comparison of three months ended March 31, 2008 and March 31, 2007

Overview

Results of operations continued to show improvement in our clearing operations and in our technology business for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We saw a decline in our net interest earned as a result in the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued in the first quarter of 2008. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results improved during the first quarter of 2008 as compared to the first quarter of 2007, for our U.S., Canadian and Nexa businesses, primarily due to increased trading volumes in the U.S., the results of a full quarter of Penson GHCO (acquired in February 2007) and the acquisitions of Schonfeld (acquired in November 2006, with the majority of the conversions completed in the second quarter 2007) and FCG in November 2007, continued growth in our Canadian operations and the improvements in our Nexa business discussed below. While our U.K. business was profitable in the first quarter of 2008, operating profits declined compared to the first quarter of 2007 due to lower trading volumes, primarily in the contract for difference (“CFD”) business.

We have continued to see increased profitability in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 80 basis points on the transactions.

We also have made improvements in our technology business. NEXA experienced an operating loss of $.1 million for the first quarter of 2008 as compared to $1.0 million for the same period in 2007. Increases in recurring revenues have accounted for this improvement.

The above factors resulted in improved operating results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

		%
		Change
		from
		Previous
	Amount	Period
	(In thousands)

Revenues:
Clearing and commission fees	$11,848	48.0
Technology	1,780	59.0
Interest:
Interest on asset based balances	3,394	11.2
Interest on conduit borrows	(3,343)	(20.2)
Money market	192	12.7

Interest, gross	243	.5
Other revenue	716	7.9

Total revenues	14,587	17.2

Interest expense:
Interest expense on liability based balances	5,604	42.5
Interest on conduit loans	(4,531)	(30.0)

Interest expense from securities operations	1,073	3.8

Net revenues	13,514	23.8

Expenses:
Employee compensation and benefits	5,350	22.8
Floor brokerage, exchange and clearance fees	(1,543)	(28.9)
Communications and data processing	2,762	43.0
Occupancy and equipment	2,194	45.4
Other expenses	2,571	53.7
Interest expense on long-term debt	623	137.5

	11,957	26.4

Income before income taxes	$1,557	13.7

Net Revenues

Net revenues increased $13.5 million, or 23.8%, to $70.2 million from quarter ended March 31, 2007 to the quarter ended March 31, 2008. The increase is primarily attributed to the following:

Clearing and commission fees increased $11.8 million, or 48.0%, during this same period primarily due to our acquisitions of GHCO, FCG and Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.

Technology revenue increased $1.8 million, or 59.0%, primarily due to higher recurring revenue.

Interest, gross increased $.2 million or .5%, to $48.5 million during the quarter over quarter period. Interest revenues from customer balances increased $3.6 million or 11.3% as our average daily interest earning assets increased $1.6 billion, or 64.3% to $4.2 billion, offset by a 154 basis point decrease in our average daily interest rate to 3.23% for the quarter ended March 31, 2008. Interest from our stock conduit borrows operations decreased $3.4 million, as a result of a decrease in our average daily interest rate of approximately 71 basis points, or 15.2% to 3.96% and an $84.7 million or 6.0% decrease in our average daily assets.

Other revenue increased $.7 million, or 7.9%, due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $1.3 million, offset by decreases in trading revenues in equity and foreign exchange trading.

Interest expense from securities operations increased $1.1 million, or 3.8%, to $29.4 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. Interest expense from clearing operations increased approximately $5.6 million, or 42.5%, to $18.8 million as our average daily balances of our short-term obligations increased $1.6 billion, or 83.0%, to $3.6 billion, offset by a 59 basis point decrease in our average daily interest rate to 2.07%. Interest from our stock conduit loans decreased $4.5 million, or 30.0% due to an $89.4 million, or 6.3% decrease in our average daily balances coupled with a 108 basis point decrease in our average daily interest rate to 3.19%.

Interest, net decreased from $19.9 million for the quarter ended March 31, 2007 to $19.1 million for the quarter ended March 31, 2008. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate.

Employee compensation and benefits

Total employee costs increased $5.4 million, or 22.8%, to $28.8 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008, primarily due to a 9.3% increase in headcount to 938 as of March 31, 2008 as well as the affect of acquiring Penson GHCO in February 2007. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees decreased $1.5 million, or 28.9% for the quarter ended March 31, 2008 from the quarter ended March 31, 2007, primarily due to larger exchange refunds and decreases in the CFD business in the 2008 quarter compared to the 2007 quarter, offset by the acquisitions of GHCO, FCG and Schonfeld and higher clearing volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $2.8 million, or 43.0%, to $9.2 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Schonfeld acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $2.2 million, or 45.4%, to $7.0 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.

Other expenses

Other expenses increased $2.6 million, or 53.7%, to $7.4 million from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. The increase relates to increases in travel, legal, Sarbanes-Oxley compliance expenses, professional fees, accounting and auditing expenses in our U.S. and Canadian operations

Interest expense on long term debt

Interest expense on long-term debt increased from $.5 million for the quarter ended March 31, 2007 to $1.1 million for the quarter ended March 31, 2008 as a result of higher borrowing levels offset by lower interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 37.5%, was $4.8 million for the quarter ended March 31, 2008 as compared to $4.2 million for the quarter ended March 31, 2007. This increase is primarily attributed to increased operating profit in the current quarter.

Net income

As a result of the foregoing, net income increased to $8.1 million for the quarter ended March 31, 2008 from $7.1 million for the quarter ended March 31, 2007.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2008, we had nine uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Seven of these lines of credit permitted us to borrow up to an aggregate of approximately $459.6 million while two lines had no stated limits. As of March 31, 2008, we had approximately $200.3 million in short-term bank loans outstanding which left approximately $259.3 million available under such lines of credit.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At March 31, 2008, we currently have approximately $702.0 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of March 31, 2008, the Company had $75.0 million outstanding on this line of credit. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with operating earnings and bank debt. The Company also has the ability to obtain liquidity via follow-on offerings in the public equity markets.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At March 31, 2008, PFSI had net capital of $121.1 million, which was $98.1 million in excess of its required net capital of $23.0 million.

Our Penson GHCO, FCG, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of March 31, 2008. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2008.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See note 11 to our condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to fair value, revenue recognition, software development and the valuation of stock-based compensation.

Fair Value

The Company adopted the provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2, effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial assets and liabilities are primarily recorded at fair value.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Assets and liabilities utilizing Level 1 inputs include corporate equity, U.S. Treasury and money market securities. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•	Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certificates of deposit, term deposits, corporate debt securities and Canadian government obligations. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•	Level 3 — Valuations based on inputs that are unobservable and not corroborated by market data. The Company does not currently have any financial instruments utilizing Level 3 inputs. These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

See note 4 to our condensed consolidated financial statements for a description of the financial assets carried at fair value.

Revenue Recognition

Revenues from clearing transactions are recorded in the Company’s condensed consolidated financial statements on a trade date basis. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

To date, a significant amount of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client does not meet the criteria for separate accounting under Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”). All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance and interpretations.

Software development

Revenues and costs associated with software developed under contract for a customer, that have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, face some of the same judgmental issues described above, but also involve an assessment of the profitability expected for a project that can extend over a considerable time period. To date, our projects have included provisions for on-going billings, which include charges relating to maintenance and infrastructure support, but there can be no guarantee that all future contracts will have such provisions. In the absence of such provisions, judgments need to be made relating to how much revenue is required to be deferred to cover on-going maintenance and other customer-specific software development costs.

Costs associated with software developed for internal use are capitalized based on SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Stock-based compensation

The Company accounts for stock-based employee compensation plans under the provisions of SFAS No. 123(R). SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. However, during 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates have fallen by another 200 basis points during the first quarter of 2008, to a targeted federal funds rate of 2.25% as of March 31, 2008. Based upon the March quarter average balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point decrease will reduce pretax income by approximately $.5 million per month. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2008, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 9, 2008 we issued 43,786 unregistered shares of our common stock to the stockholders of CCS, to satisfy a continuing earnout obligation pursuant to an Asset Purchase Agreement dated January 31, 2006. The sales were exempt from the Securities Act of 1933, as amended, under Section 4(2) thereof.

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. The following table sets forth the repurchases we made during the three months ended March 31, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average Price	Part of Publicly	Shares that May Yet be
	Shares	Paid	Announced Plans or	Purchased Under the
Period	Repurchased(a)	Per Share	Program	Plans or Programs(b)

January	108,556	$11.94	103,349	855,755
February	71,667	10.43	63,793	916,420
March	239,309	9.69	238,051	748,284

Total	419,532	$10.40	405,193

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: May 8, 2008

/s/  Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: May 8, 2008

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.