Form 10-Q
period 2008-06-30
PENSON WORLDWIDE INC
filed 2008-08-07
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 4, 2008, there were 25,072,920 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$129,885	$120,923
Cash and securities — segregated under federal and other regulations	2,269,437	1,437,561
Receivable from broker-dealers and clearing organizations	816,077	1,519,078
Receivable from customers, net	1,541,934	1,324,213
Receivable from correspondents	422,793	532,504
Securities borrowed	2,987,042	2,065,997
Securities owned, at market value	281,782	235,680
Deposits with clearing organizations	241,485	293,230
Property and equipment, net	28,353	27,028
Other assets	199,466	290,763

Total assets	$8,918,254	$7,846,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$699,497	$1,077,312
Payable to customers	4,337,509	3,590,315
Payable to correspondents	579,507	616,863
Short-term bank loans	315,599	340,530
Notes payable	75,000	55,000
Securities loaned	2,447,023	1,726,677
Securities sold, not yet purchased, at market value	74,979	82,116
Accounts payable, accrued and other liabilities	113,880	92,736

Total liabilities	8,642,994	7,581,549

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,418 shares issued and 25,067 outstanding as of June 30, 2008; 28,226 issued and 25,543 outstanding as of December 31, 2007	284	282
Additional paid-in capital	241,621	238,253
Accumulated other comprehensive income	6,362	6,964
Retained earnings	79,794	65,815
Treasury stock (3,351 and 2,683 shares of common stock at June 30, 2008 and December 31, 2007, respectively, at cost)	(52,801)	(45,886)

Total stockholders’ equity	275,260	265,428

Total liabilities and stockholders’ equity	$8,918,254	$7,846,977

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)

Revenues
Clearing and commission fees	$37,348	$27,963	$73,861	$52,627
Technology	5,100	3,758	9,899	6,777
Interest, gross	44,934	61,210	93,412	109,445
Other	11,294	11,063	21,077	20,131

Total revenue	98,676	103,994	198,249	188,980
Interest expense from securities operations	24,068	39,614	53,441	67,914

Net revenues	74,608	64,380	144,808	121,066

Expenses
Employee compensation and benefits	29,477	24,903	58,300	48,376
Floor brokerage, exchange and clearance fees	8,692	7,543	12,495	12,889
Communications and data processing	9,579	7,670	18,767	14,096
Occupancy and equipment	7,293	5,993	14,315	10,821
Other expenses	8,931	5,806	16,288	10,592
Interest expense on long-term debt	1,086	474	2,162	927

	65,058	52,389	122,327	97,701

Income before income taxes	9,550	11,991	22,481	23,365
Income tax expense	3,653	4,437	8,502	8,673

Net income	$5,897	$7,554	$13,979	$14,692

Earnings per share — basic	$0.23	$0.28	$0.55	$0.55

Earnings per share — diluted	$0.23	$0.28	$0.55	$0.54

Weighted average common shares outstanding — basic	25,115	26,689	25,288	26,496
Weighted average common shares outstanding — diluted	25,200	27,276	25,370	27,085

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2007	$—	25,543	$282	$238,253	$(45,886)	$6,964	$65,815	$265,428
Net income	—	—	—	—	—	—	13,979	13,979
Foreign currency translation adjustments, net of tax benefit of $388	—	—	—	—	—	(602)	—	(602)

Comprehensive income								13,377
Repurchase of treasury stock, at cost	—	(668)	—	—	(6,915)	—	—	(6,915)
Stock-based compensation expense	—	76	1	2,211	—	—	—	2,212
Exercise of stock options	—	16	—	62	—	—	—	62
Excess tax deficiency from stock-based compensation plans	—	—	—	(148)	—	—	—	(148)
Purchases of common stock under the Employee Stock Purchase Plan	—	56	1	672	—	—	—	673
Issuance of common stock	—	44	—	571	—	—	—	571

Balance, June 30, 2008	$—	25,067	$284	$241,621	$(52,801)	$6,362	$79,794	$275,260

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$13,979	$14,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,147	7,335
Stock-based compensation	2,212	2,304
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(832,825)	(272,622)
Net receivable/payable with customers	540,696	694,843
Net receivable/payable with correspondents	71,707	(12,603)
Securities borrowed	(922,705)	(1,146,470)
Securities owned	(48,844)	(49,848)
Deposits with clearing organizations	51,698	(33,783)
Other assets	90,161	(580)
Net receivable/payable with broker-dealers and clearing organizations	316,742	(45,158)
Securities loaned	720,861	924,206
Securities sold, not yet purchased	(6,455)	5,012
Accounts payable, accrued and other liabilities	21,646	3,115

Net cash provided by operating activities	29,020	90,443

Cash flows from investing activities:
Business combinations, net of cash acquired	(1,333)	(20,647)
Purchase of property and equipment	(9,285)	(7,381)

Net cash used in investing activities	(10,618)	(28,028)

Cash flows from financing activities:
Proceeds from notes payable	20,000	71,000
Repayments of notes payable	—	(56,000)
Net borrowing on short-term bank loans	(23,329)	90,102
Exercise of stock options	62	1,040
Excess tax benefit from stock-based compensation plans	27	650
Purchase of treasury stock	(6,915)	(823)
Issuance of common stock	673	976

Net cash provided by (used in) financing activities	(9,482)	106,945

Effect of exchange rates on cash	42	2,557

Increase in cash and cash equivalents	8,962	171,917
Cash and cash equivalents at beginning of period	120,923	103,054

Cash and cash equivalents at end of period	$129,885	$274,971

Supplemental cash flow disclosures:
Interest payments	$11,204	$7,021
Income tax payments	$12,567	$9,160

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. PWI conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (‘‘Nexa”), Penson GHCO (“Penson GHCO”), First Capitol Group, LLC (“FCG”) and Penson Asia Limited (“Penson Asia”) (collectively, the “Company”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority and the London Stock Exchange. Penson GHCO and FCG are registered Futures Commission Merchants (“FCMs”) with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”).

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

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim condensed consolidated statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement requires the acquirer in a business combination to recognize the full fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, requires the expensing of acquisition-related costs, as well as the measurement of any contractual considerations and contingent consideration at fair value at the acquisition date. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This Statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 as of January 1, 2008. As of June 30, 2008 the Company has not elected to apply the fair value option to any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

beginning after November 15, 2007. The Company adopted the relevant provisions of SFAS No. 157 on January 1, 2008. The adoption did not have any material impact on its results of operations or financial position.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the “simplified” method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the “simplified” method beyond December 31, 2007. SAB 110 is effective for the Company’s fiscal year beginning January 1, 2008. The Company will continue to use the “simplified” method until it has the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110. The adoption of SAB 110 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience, or in the absence of that experience, the entity shall consider the assumptions of a market participant adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company believes the adoption of FSP FAS 142-3 will not have a material effect on the Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (“the GAAP hierarchy”). SFAS 162 makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have any impact on the Company’s results of operations, financial condition or cash flows.

2.	Acquisitions

First Capitol Group, LLC

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $8.6 million, including cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement and approximately 150 shares of common stock to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company has not yet completed the purchase price allocation due to the short period of time that has elapsed since the acquisition date. The financial results of FCG have been included in the Company’s condensed consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Goldenberg Hehmeyer and Co.

In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. We closed the transaction on February 16, 2007 and paid $24.6 million, including cash and approximately 139 shares of common stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we might have faced related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next two years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. We will not make an earnout payment related to the first year of the integrated Penson GHCO business (see note 15). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s condensed consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the Asset Purchase Agreement, for the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. At June 30, 2008, a liability of approximately $27.5 million was accrued as a result of the earnout and is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

3.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic and diluted:
Net income	$5,897	$7,554	$13,979	$14,692

Weighted average common shares outstanding — basic	25,115	26,689	25,288	26,496
Incremental shares from outstanding stock options	43	322	43	340
Non-vested restricted stock	13	188	10	197
Shares issuable	29	77	29	52

Weighted average common shares and common share equivalents — diluted	25,200	27,276	25,370	27,085

Basic earnings per common share	$0.23	$0.28	$0.55	$0.55

Diluted earnings per common share	$0.23	$0.28	$0.55	$0.54

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2008, stock options and restricted stock units totaling 1,265 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at market value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at market value” as of June 30, 2008.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations U.S. government securities	$29,273	$—	$29,273

	$29,273	$—	$29,273

Securities owned
Corporate equity	$8,682	$—	$8,682
Corporate debt	—	41,946	41,946
Certificates of deposit and term deposits	—	4,952	4,952
U.S. government securities	55,808	—	55,808
Canadian government obligations	—	128,919	128,919
Money market	41,475	—	41,475

	$105,965	$175,817	$281,782

Deposits with clearing organizations
U.S. government securities	$71,128	$—	$71,128
Money market	99,000	—	99,000

	$170,128	$—	$170,128

Securities sold, not yet purchased
Corporate equity	$10,983	$—	$10,983
Corporate debt	—	15,859	15,859
Canadian government obligations	—	48,137	48,137

	$10,983	$63,996	$74,979

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,269,437 at June 30, 2008. Cash and securities segregated under federal and other regulations by PFSI totaled $1,926,132 at June 30, 2008. Of this amount, $1,923,489 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of June 30, 2008 of $1,779,865. The remaining balance of $2,643 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of June 30, 2008 of $41,047. Additional deposits of $48,600 were made as allowed by Rule 15c3-3. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $301,156, including cash of $105,738 was segregated for the benefit of customers by Penson GHCO pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $74,933 and $162,634 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2007, cash and securities of $1,437,561 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act, PAIB, Commodity Futures Trading Commission Rule 1.20 and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2008	2007

Receivable:
Securities failed to deliver	$184,600	$499,966
Receivable from clearing organizations	631,477	1,019,112

	$816,077	$1,519,078

Payable:
Securities failed to receive	$138,265	$468,421
Payable to clearing organizations	561,232	608,891

	$699,497	$1,077,312

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

7.	Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	June 30,	December 31,
	2008	2007

Securities Owned:
Corporate equity and debt	$50,628	$74,962
Certificates of deposit and term deposits	4,952	9,502
U.S. government securities	55,808	41,153
Canadian government obligations	128,919	95,063
Money market	41,475	15,000

	$281,782	$235,680

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$26,842	$47,262
Canadian government obligations	48,137	34,854

	$74,979	$82,116

8.	Short-term bank loans and stock loan

At June 30, 2008 and December 31, 2007, the Company had $315,599 and $340,530, respectively in short-term bank loans outstanding under eight uncommitted lines of credit with eight financial institutions. Seven of these lines of credit permitted the Company to borrow up to an aggregate of approximately $513,453 while one line does not have a specified borrowing limit.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company also has the ability to borrow under stock loan arrangements. At June 30, 2008 and December 31, 2007, the Company had $563,211 and $479,410, respectively in borrowings and no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.

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

The Company has several stock-based employee compensation plans. The Company makes awards of stock options and restricted stock units (“RSUs”) and also provides an employee stock purchase plan (“ESPP”). The Company is operating under the 2000 Stock Incentive Plan, as amended in April, 2008, under which 3,214 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,025 shares of common stock, net of forfeitures have been granted and 1,189 shares remain available for future grant.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Stock options

During the three months ended June 30, 2008 and 2007, the Company granted 0 and 58 stock options, respectively, to employees. During the six months ended June 30, 2008 and 2007, the Company granted 0 and 105 stock options, respectively, to employees. The exercise price of the options was the market value of the underlying common stock at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average grant date fair value	$—	$5.73	$—	$7.42
Weighted average assumptions used:
Expected volatility	—	27.0%	—	27.5%
Expected term (in years)	—	2.25	—	3.40
Risk-free interest rate	—	4.8%	—	4.8%
Expected dividend yield	—	—	—	—

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

The Company recorded compensation expense relating to options of approximately $391 and $449, respectively for the three months ended June 30, 2008 and 2007 and $837 and $829, respectively for the six months ended June 30, 2008 and 2007.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—
Exercised	(16)	3.98	—	—
Forfeited, cancelled or expired	(39)	20.45	—	—

Outstanding, June 30, 2008	1,114	$17.17	5.30	$601

Options exercisable at June 30, 2008	602	$16.34	5.20	$601

The aggregate intrinsic value of the options exercised during the three and six month periods ended June 30, 2008 was $0 and $121. At June 30, 2008, the Company had approximately $2,311 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.01 years. Cash received from stock option exercises totaled approximately $0 and $62 during the three and six month periods ended June 30, 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2007	390	$17.39	2.55	$5,596
Granted	60	10.68	—	—
Distributed	(76)	16.31	—	—
Terminated, cancelled or expired	(28)	17.61	—	—

Outstanding, June 30, 2008	346	$16.44	2.12	$4,106

The Company recorded compensation expense relating to restricted stock units of approximately $641 and $693 during the three month periods ended June 30, 2008 and 2007, respectively and $1,267 and $1,330 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there is approximately $4,893 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.11 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2008, 438 shares of common stock had been reserved and 248 shares had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $27 and $73 for the three months ended June 30, 2008 and 2007 and $108 and $145 for the six months ended June 30, 2008 and 2007, respectively.

11.	Commitments and contingencies

From time to time, we are involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have entered into indemnification agreements with each of our directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims under these indemnification agreements, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2008 or December 31, 2007.

See Item 1 — Legal Proceedings for a discussion of current legal matters.

12.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(1.0)	(1.8)	(1.2)	(1.5)
State and local income taxes, net of federal benefit	3.0	2.7	3.0	2.7
Other, net	1.3	1.1	1.0	.9

	38.3%	37.0%	37.8%	37.1%

13.	Segment information

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

	United
As of and for the Three Months Ended June 30, 2008	States	Canada	Other	Consolidated

Total revenue	$74,448	$18,695	$5,533	$98,676
Interest, net	17,018	3,158	690	20,866
Income (loss) before tax	5,883	4,353	(686)	9,550
Net income (loss)	3,417	2,978	(498)	5,897
Segment assets	6,933,226	1,556,061	428,967	8,918,254
Goodwill and intangibles	91,605	538	312	92,455
Capital expenditures	3,928	279	811	5,018
Depreciation and amortization	3,339	414	308	4,061
Amortization of intangibles	1,095	—	—	1,095

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	United
As of and for the Three Months Ended June 30, 2007	States	Canada	Other	Consolidated

Total revenue	$79,573	$19,225	$5,196	$103,994
Interest, net	18,518	2,520	558	21,596
Income before tax	8,009	3,742	240	11,991
Net income	4,756	2,680	118	7,554
Segment assets	5,721,865	903,457	220,371	6,845,693
Goodwill and intangibles	54,042	605	312	54,959
Capital expenditures	3,232	378	354	3,964
Depreciation and amortization	2,618	337	172	3,127
Amortization of intangibles	835	—	—	835

	United
As of and for the Six Months Ended June 30, 2008	States	Canada	Other	Consolidated

Total revenue	$148,623	$38,442	$11,184	$198,249
Interest, net	31,570	7,343	1,058	39,971
Income (loss) before tax	14,084	8,892	(495)	22,481
Net (loss) income	8,248	6,105	(374)	13,979
Segment assets	6,933,226	1,556,061	428,967	8,918,254
Goodwill and intangibles	91,605	538	312	92,455
Capital expenditures	7,519	462	1,304	9,285
Depreciation and amortization	6,580	817	587	7,984
Amortization of intangibles	2,152	11	—	2,163

	United
As of and for the Six Months Ended June 30, 2007	States	Canada	Other	Consolidated

Total revenue	$142,503	$35,945	$10,532	$188,980
Interest, net	35,665	4,903	963	41,531
Income before tax	14,996	7,427	942	23,365
Net income	8,916	5,201	575	14,692
Segment assets	5,721,865	903,457	220,371	6,845,693
Goodwill and intangibles	54,042	605	312	54,959
Capital expenditures	5,909	761	711	7,381
Depreciation and amortization	4,771	646	354	5,771
Amortization of intangibles	1,564	—	—	1,564

14.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2008, PFSI had net capital of $113,451, and was $84,947 in excess of its required net capital of $28,504. At December 31, 2007, PFSI had net capital of $106,746, and was $83,764 in excess of its required net capital of $22,982.

Our Penson GHCO, FCG, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

15.	Vendor related asset impairment

Penson GHCO and an affiliate held customer segregated accounts with Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”) totaling approximately $36 million. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from its sale of certain of its assets to a subsidiary of Citadel Investment Group to certain FCM clients of Sentinel, including Penson GHCO. Penson GHCO received approximately $25.4 million in this distribution.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to oversee the assets held by Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from customers, including Penson GHCO, of a portion of the funds previously distributed to them. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The Bankruptcy Court has set dates of August 1, 2008, and August 12, 2008, respectively, for voting on the Committee Plan and a confirmation hearing related thereto. The Company believes that the Court was correct in ordering the prior distribution to Penson GHCO and, if necessary, Penson GHCO intends to vigorously defend its position. However, there can be no assurance that any actions by Penson GHCO will result in a limitation or avoidance of potential repayment liabilities.

16.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. In 2007, the Company repurchased approximately 74 shares at an average price of $14.28 per share. During the three and six and three months ended June 30, 2008, the Company repurchased approximately 236 and 641 shares at an average price of $10.24 and $10.30 per share, respectively. As of June 30, 2008 the Company has repurchased a total of 2,190 shares at an average price of $14.93 per share.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2007 Annual Report on Form 10-K (File No. 001-32878), previously filed with the SEC, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global trading and investment industry. Our products and services include securities and futures clearing and execution, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies. We supply a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing all of our products and services. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our effort to expand our sales and attract new clients.

Since starting our business in 1995 with three correspondents, we have grown to serve 256 securities clearing correspondents and 39 futures clearing correspondents as of June 30, 2008. Our net revenues were $74.6 million and $64.4 million for the three months ended June 30, 2008 and 2007, respectively, while our net revenues were $144.8 million and $121.1 million for the six months ended June 30, 2008 and 2007. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

In the fourth quarter of 2007, the Company began reporting on the more widely used “net revenues” basis, instead of “total revenues” used previously. Total revenues will continue to be included in the condensed consolidated statements of income. Net revenues reflect interest revenue from securities operations after deducting associated interest expenses. We believe this provides a more useful assessment of the actual contribution of its operations that generate interest revenue.

Fiscal 2008 Highlights

•	We achieved record quarterly clearing and commission revenue of $37.3 million.

•	We added a net eleven new correspondents during the second quarter. At June 30, 2008 we had 26 signed correspondents that have not yet begun generating revenue.

•	The federal funds rate decreased 225 basis points during the first six months of 2008 which we estimate decreased net income by approximately $10.5 million.

•	The initial stage of the FCG acquisition was completed.

•	Since its introduction in the fourth quarter of 2007, trade aggregation has positively impacted earnings in the first half of 2008.

•	We repurchased approximately 641,000 shares of common stock as a result of the $12.5 million stock repurchase program approved by the Board of Directors in December 2007.

•	We hired a new corporate treasurer.

Financial overview

Net revenues

Revenues

We generate revenues from most clients in several different categories. Clients generating revenues for us from clearing transactions almost always also generate interest income from related balances. Revenues from clearing transactions are driven largely by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our average clearing revenue per trade is a function of numerous pricing elements that vary based on individual correspondent volumes, customer mix, and the level of margin debit balances and credit balances. Our clearing revenue fluctuates as a result of these factors as well as changes in trading volume. We focus on maintaining the profitability of our overall correspondent relationships, including the clearing revenue from trades and net interest from related customer margin balances, and by reducing associated variable costs. We collect the fees for our services directly from customer accounts when trades are processed. We only remit commissions charged by our correspondents to them after deducting our charges. For this reason, we have no significant receivables to collect.

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

Interest expense from securities operations

Interest expense is incurred in our daily operations in connection with interest we pay on credit balances we hold and on short-term borrowings we make to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock lending institutions. Regulations differ by country as to how operational needs can be funded, but we often find that stock loans which are secured with customer or correspondent securities as collateral can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source.

Revenues from clearing and commission fees represented 50% and 43% of our total net revenues for the three months ended June 30, 2008 and 2007, respectively while revenues from clearing and commission fees represented 51% and 43% of our total net revenues for the six months ended June 30, 2008 and 2007, respectively. Net interest income represented 28% and 34%, respectively, of our total net revenues for the three months ended June 30, 2008 and 2007 and 28% and 34% for the six months ended June 30, 2008 and 2007.

Expenses

Employee compensation and benefits

Our largest category of expense is the compensation and benefits that we pay to our employees, which includes salaries, bonuses, group insurance, contributions to benefit programs, stock compensation and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., most of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.

Other operating expenses

Expenses incurred to process trades include floor brokerage and exchange and clearance fees, and those expenses tend to vary significantly with the level of trading activity. The related data processing costs vary less with the level of trading activity than floor brokerage and exchange and clearance fees and communications costs vary slightly. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our businesses. Other expenses include legal, regulatory and accounting expenses along with travel and miscellaneous expenses.

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which may require us to incur significant expenditures to update our documentation, review and test our existing systems of internal controls in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements.

In addition, as a public company we incur additional costs for external advisers such as legal, accounting, auditing and investor relations services.

Profitability of services provided

Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Comparison of three months ended June 30, 2008 and June 30, 2007

Overview

Results of operations continued to show improvement in our clearing operations and in our technology business for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We saw a decline in our net interest earned as a result of the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued into the second quarter of 2008. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results decreased during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to decreases in the average federal funds rate which led to lower interest rate spreads, offset by increased trading volumes in the U.S. and Canada, increases in interest earning balances and favorable mix the results of the acquisitions of Schonfeld (acquired in November 2006, with the majority of the conversions completed in the second quarter 2007) and FCG in November 2007, and the improvements in our Nexa business discussed below. Our U.K. business had an operating loss for the three months ended June 30, 2008 compared to an operating profit for the three months ended June 30, 2007 due to lower trading volumes, primarily in the contract for difference (“CFD”) business.

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

We also have made improvements in our technology business. Nexa experienced an operating profit of $.1 million for the second quarter of 2008 as compared to an operating loss of $.6 million for the same period in 2007. Increases in recurring revenues have accounted for this improvement.

The above factors resulted in lower operating income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

		%
		Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$9,385	33.6
Technology	1,342	35.7
Interest:
Interest on asset based balances	(10,525)	(26.0)
Interest on conduit borrows	(5,995)	(31.4)
Money market	244	14.9

Interest, gross	(16,276)	(26.6)
Other revenue	231	2.1

Total revenues	(5,318)	(5.1)

Interest expense:
Interest expense on liability based balances	(8,508)	(37.8)
Interest on conduit loans	(7,038)	(41.1)

Interest expense from securities operations	(15,546)	(39.2)

Net revenues	10,228	15.9

Expenses:
Employee compensation and benefits	4,574	18.4
Floor brokerage, exchange and clearance fees	1,149	15.2
Communications and data processing	1,909	24.9
Occupancy and equipment	1,300	21.7
Other expenses	3,125	53.8
Interest expense on long-term debt	612	129.1

	12,669	24.2

Income before income taxes	$(2,441)	(20.4)

Net Revenues

Net revenues increased $10.2 million, or 15.9%, to $74.6 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. The increase is primarily attributed to the following:

Clearing and commission fees increased $9.4 million, or 33.6% to $37.3 million, during this same period primarily due to our acquisitions of FCG and Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.

Technology revenue increased $1.3 million, or 35.7%, to $5.1 million, primarily due to higher recurring revenue.

Interest, gross decreased $16.3 million or 26.6%, to $44.9 million during the quarter over quarter period. Interest revenues from customer balances decreased $10.3 million or 24.4% to $31.8 million as our average daily interest rate decreased 222 basis points to 2.47% offset by an increase in our average earning assets of $1.4 billion, or 40.5% to $4.9 billion for the quarter ended June 30, 2008. Interest from our stock conduit borrows operations decreased $6.0 million or 31.4%, as a result of a decrease in our average daily interest rate of approximately 128 basis points, or 27.9% to 3.30% and an $80.8 million or 4.9% decrease in our average daily assets.

Other revenue increased $.2 million, or 2.1%, due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $.9 million, offset by decreases in trading revenues from equity and foreign exchange trading.

Interest expense from securities operations decreased $15.5 million, or 39.2%, to $24.1 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. Interest expense from clearing operations decreased approximately $8.5 million, or 37.8% to $14.0 million, due to a 189 basis point decrease in our average daily interest rate to 1.39% offset by a $1.3 billion increase, or 47.0% in our average daily balances of our short-term obligations to $4.0 billion. Interest from our stock conduit loans decreased $7.0 million, or 41.1% due to an $87.7 million, or 5.3% decrease in our average daily balances combined with a 155 basis point decrease in our average daily interest rate to 2.56%.

Interest, net decreased from $21.6 million for the quarter ended June 30, 2007 to $20.9 million for the quarter ended June 30, 2008. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate.

Employee compensation and benefits

Total employee costs increased $4.6 million, or 18.4%, to $29.5 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008, primarily due to a 8.8% increase in headcount to 989 as of June 30, 2008. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $1.1 million or 15.2% to $8.7 million for the quarter ended June 30, 2008 from the quarter ended June 30, 2007 brought on by higher clearing volumes and the acquisitions of FCG and Schonfeld.

Communication and data processing

Total expenses for our communication and data processing requirements increased $1.9 million, or 24.9%, to $9.6 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Schonfeld acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $1.3 million, or 21.7%, to $7.3 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.

Other expenses

Other expenses increased $3.1 million, or 53.8%, to $8.9 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2008. The increase relates to increases in legal, Sarbanes-Oxley compliance expenses, professional fees related to maintenance, support and other improvements to our capacity support, accounting and auditing expenses in our U.S. and Canadian operations.

Interest expense on long term debt

Interest expense on long-term debt increased from $.5 million for the quarter ended June 30, 2007 to $1.1 million for the quarter ended June 30, 2008 as a result of higher borrowing levels offset by lower interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 38.3%, was $3.7 million for the quarter ended June 30, 2008 as compared to $4.4 million for the quarter ended June 30, 2007. This decrease is primarily attributed to decreased operating profit in the current quarter.

Net income

As a result of the foregoing, net income decreased to $5.9 million for the quarter ended June 30, 2008 from $7.6 million for the quarter ended June 30, 2007.

Comparison of six months ended June 30, 2008 and June 30, 2007

Overview

Results of operations continued to show improvement in our clearing operations and in our technology business for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We saw a decline in our net interest earned as a result in the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued into the second quarter of 2008. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results decreased during the first half of 2008 as compared to the first half of 2007, primarily due to decreases in the average federal funds rate, which led to lower interest rate spreads, offset by increased trading volumes in the U.S. and Canada, the results of a full six months of Penson GHCO (acquired in February 2007) and the acquisitions of Schonfeld (acquired in November 2006, with the majority of the conversions completed in the second quarter 2007) and FCG in November 2007 and the improvements in our Nexa business discussed below. Our U.K. business incurred an operating loss of $.6 million in the first half of 2008 compared to operating profit of $1.2 million in the same period of 2007 due to lower trading volumes, primarily in the contract for difference (“CFD”) business.

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

We also have made improvements in our technology business. Nexa experienced an operating loss of $.1 million for the first six months of 2008 as compared to $1.7 million operating loss for the same period in 2007. Increases in recurring revenues have accounted for this improvement.

The above factors resulted in lower operating income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

		%
		Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$21,234	40.3
Technology	3,122	46.1
Interest:
Interest on asset based balances	(7,131)	(10.1)
Interest on conduit borrows	(9,338)	(26.2)
Money market	436	13.8

Interest, gross	(16,033)	(14.6)
Other revenue	946	4.7

Total revenues	9,269	4.9

Interest expense:
Interest expense on liability based balances	(2,904)	(8.1)
Interest on conduit loans	(11,569)	(35.9)

Interest expense from securities operations	(14,473)	(21.3)

Net revenues	23,742	19.6

Expenses:
Employee compensation and benefits	9,924	20.5
Floor brokerage, exchange and clearance fees	(394)	(3.1)
Communications and data processing	4,671	33.1
Occupancy and equipment	3,494	32.3
Other expenses	5,696	53.8
Interest expense on long-term debt	1,235	133.2

	24,626	25.2

Income before income taxes	$(884)	(3.8)

Net Revenues

Net revenues increased $23.7 million, or 19.6%, to $144.8 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase is primarily attributed to the following:

Clearing and commission fees increased $21.2 million, or 40.3%, to $73.9 million, during this same period primarily due to our acquisitions of GHCO, FCG and Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.

Technology revenue increased $3.1 million, or 46.1% to $9.9 million primarily due to higher recurring revenue.

Interest, gross decreased $16.0 million or 14.6%, to $93.4 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Interest revenues from customer balances decreased $6.7 million, or 9.1%, to $67.2 million as our average daily interest rate decreased 190 basis points to 2.82% offset by an increase in our earning assets of 1.5 billion, or 50.4% to $4.5 billion for the six months ended June 30, 2008. Interest income from our stock conduit borrows operations decreased $9.3 million or 26.2% to $26.3 million, as a result of a decrease in our average daily interest rate of approximately 102 basis points, or 22.1% to 3.60% and an $83.4 million or 5.4% decrease in our average daily assets.

Other revenue increased $.9 million, or 4.7%, due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $2.2 million, offset by decreases in trading revenues in equity and foreign exchange trading.

Interest expense from securities operations decreased $14.5 million, or 21.3%, to $53.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. Interest expense from clearing operations decreased approximately $2.9 million, or 8.1%, to $32.8 million as our average daily interest rate decreased 131 basis points, or 43.4% to 1.71%, offset by an increase in our daily average balances of our short-term obligations of $1.5 billion, or 61.9%, to $3.8 billion. Interest from our stock conduit loans decreased $11.6 million, or 35.9% due to an $89.3 million, or 5.8% decrease in our average daily balances coupled with a 133 basis point decrease in our average daily interest rate to 2.85%.

Interest, net decreased from $41.5 million for the six months ended June 30, 2007 to $40.0 million for the six months ended June 30, 2008. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate.

Employee compensation and benefits

Total employee costs increased $9.9 million, or 20.5%, to $58.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to a 8.8% increase in headcount to 989 as of June 30, 2008 as well as the affect of acquiring Penson GHCO in February 2007 and FCG in November 2007. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees decreased $.4 million, or 3.1% to $12.5 million for the six months ended June 30, 2008 from the six months ended June 30, 2007, primarily due to larger exchange refunds and decreases in the CFD business in the first half of 2008 compared to the same period in 2007, offset by the acquisitions of GHCO, FCG and Schonfeld and higher clearing volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $4.7 million, or 33.1%, to $18.8 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Schonfeld acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $3.5 million, or 32.3%, to $14.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.

Other expenses

Other expenses increased $5.7 million, or 53.8%, to $16.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase relates to increases in travel, legal, Sarbanes-Oxley compliance expenses, professional fees related to maintenance, support and other improvements to our capacity support, accounting and auditing expenses in our U.S. and Canadian operations.

Interest expense on long term debt

Interest expense on long-term debt increased from $.9 million for the six months ended June 30, 2007 to $2.2 million for the six months ended June 30, 2008 as a result of higher borrowing levels offset by lower interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 37.8%, was $8.5 million for the six months ended June 30, 2008 as compared to $8.7 million for the six months ended June 30, 2007. This decrease is primarily attributed to decreased operating profit in the current period.

Net income

As a result of the foregoing, net income decreased to $14.0 million for the six months ended June 30, 2008 from $14.7 million for the six months ended June 30, 2007.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2008, we had eight uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Seven of these lines of credit permitted us to borrow up to an aggregate of approximately $513.5 million while one line had no stated limit. As of June 30, 2008, we had approximately $315.6 million in short-term bank loans outstanding which left approximately $197.9 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At June 30, 2008, we had approximately $563.2 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of June 30, 2008, the Company had $75.0 million outstanding on this line of credit. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with operating earnings and bank debt. The Company also has the ability to obtain liquidity via follow-on offerings in the public and private equity and debt markets.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At June 30, 2008, PFSI had net capital of $113.4 million, which was $84.9 million in excess of its required net capital of $28.5 million.

Our Penson GHCO, FCG, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of June 30, 2008. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2008.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See note 11 to our condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See note 9 to our condensed consolidated financial statements.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

To date, the majority of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client generally does meet the criteria for separate accounting under Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”). All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations, including SOP 97-2 and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance and interpretations.

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

Stock-based compensation

The Company accounts for stock-based employee compensation plans under the provisions of SFAS No. 123(R) that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. However, during 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates have fallen by another 225 basis points during the first half of 2008, to a targeted federal funds rate of 2.00% as of June 30, 2008. Based upon the June quarter average balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $.75 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors and executive officers and their associates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and does not involve a more than normal risk of collectability or present other unfavorable features. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased leverage on securities held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in 2007. We intend to continue to meet or exceed any account level margin credit and leverage requirements mandated by the SEC, other SROs, or similar regulatory requirements in other jurisdictions as we expand the offering of portfolio margining to our clients.

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

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”). Prior to the filing of this action, Penson GHCO and an affiliate held customer segregated accounts with Sentinel totaling approximately $36 million. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from its sale of certain of its assets to a subsidiary of Citadel Investment Group to certain FCM clients of Sentinel, including Penson GHCO. Penson GHCO received approximately $25.4 million in this distribution.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to oversee the assets held by Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from customers, including Penson GHCO, of a portion of the funds previously distributed to them. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The Bankruptcy Court has set dates of August 1, 2008, and August 12, 2008, respectively, for voting on the Committee Plan and a confirmation hearing related thereto. The Company believes that the Court was correct in ordering the prior distribution to Penson GHCO and, if necessary, Penson GHCO intends to vigorously defend its position. However, there can be no assurance that any actions by Penson GHCO will result in a limitation or avoidance of potential repayment liabilities.

In the general course of business, the Company has been named as a defendant in other various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2008, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. Other than as set forth below, there have been no material changes to our risk factors since the filing of our Form 10-K.

The regulatory environment in which we operate has experienced increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo further change in the future. The CFTC, the SEC, FINRA, NFA, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business. Certain regulatory authorities have been more likely in recent years to commence enforcement actions against companies in our industry and penalties and fines sought by certain regulatory authorities have increased substantially in recent years.

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

We may not be able to protect our intellectual property rights against unauthorized use and infringement by third parties, and our failure to do so may weaken our competitive position, and any legal claim we seek to pursue may require us to incur substantial cost and distract management and us from conducting our business.

Despite the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe upon our proprietary rights. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to police unauthorized use of our intellectual property. We cannot be certain that our intellectual property rights are sufficiently protected against unauthorized use and infringement by third parties, and our failure to do so may weaken our competitive position. In addition, litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets, which may require us to incur substantial cost and distract our management and us from conducting our business.

A failure in the operational systems of third parties could significantly disrupt our business and cause losses.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges, clearing houses and other financial intermediaries, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.

The growth of electronic trading and our increasing provision of direct market access to our correspondents may subject us to additional market exposure.

The growth of electronic trading, the increasing use of alternative trading systems by our correspondents and the introduction of new technologies presents us with certain additional challenges. As we increasingly allow direct market access to our correspondents through our systems, we face additional potential liabilities as a result of their trading activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. The following table sets forth the repurchases we made during the three months ended June 30, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)

April	133,462	$9.50	128,968	634,567
May	80,157	10.48	72,574	503,103
June	35,010	12.69	34,566	380,947

Total	248,629	$10.27	236,108

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 29, 2008. At the meeting, our stockholders voted on three matters: (1) election of four Directors of the Company, three of whom will serve three-year terms and one of whom will serve a two-year term , (2) approval of an amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan that eliminates the Company’s ability to reprice outstanding options and stock appreciation rights and amends the terms of the automatic grant program in effect for the Company’s non-employee Directors, and (3) ratification of the Audit Committee’s appointment of BDO Seidman, LLP, registered independent public accountants, as our independent auditors for the fiscal year ending December 31, 2008.

The individuals named below were re-elected to a three-year term as Class III Directors

Nominee	Votes For	Votes Withheld

Daniel P. Son	20,319,428	76,405
James S. Dyer	20,316,695	79,138
Bernard W. Dan	20,316,695	79,138

The individual named below was re-elected to a two-year term as a Class II Director

Nominee	Votes For	Votes Withheld

Thomas R. Johnson	20,317,195	78,638

Each of Messrs. Roger J. Engemoen, Jr., Philip A. Pendergraft, David A. Reed, David M. Kelly and David Johnson continued their terms of office following our annual meeting of stockholders.

The amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions

13,496,036	3,213,062	58,249

The appointment of BDO Seidman, LLP, registered independent public accountants, as our independent auditors for the fiscal year ending December 31, 2008, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions

20,339,301	36,824	19,708

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1+	Restricted Stock bonus Incentive Plan	(1)
10	.2+	First Amendment to Executive Employment Agreement by and between the Company and Philip A. Pendergraft, dated as of July 19, 2008.	(2)
10	.3+	First Amendment to Executive Employment Agreement by and between the Company and Daniel P. Son, dated as of July 19, 2008.	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

(2)	Filed herewith.

+	Signifies management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: August 7, 2008

/s/  Kevin W. McAleer
Kevin W. McAleer
Senior Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: August 7, 2008

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10	.1+	Restricted Stock bonus Incentive Plan	(1)
10	.2+	First Amendment to Executive Employment Agreement by and between the Company and Philip A. Pendergraft, dated as of July 19, 2008.	(2)
10	.3+	First Amendment to Executive Employment Agreement by and between the Company and Daniel P. Son, dated as of July 19, 2008.	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

(2)	Filed herewith.

+	Signifies management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.