Form 10-Q
period 2008-09-30
PENSON WORLDWIDE INC
filed 2008-11-10
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number. 001-32878

Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2896356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Pacific Avenue, Suite 1400	75201
Dallas, Texas	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     As of November 3, 2008, there were 25,125,086 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except par values)
ASSETS
Cash and cash equivalents	$69,977	$120,923
Cash and securities — segregated under federal and other regulations	2,281,229	1,437,561
Receivable from broker-dealers and clearing organizations	1,110,334	1,519,078
Receivable from customers, net	1,312,809	1,324,213
Receivable from correspondents	436,059	532,504
Securities borrowed	1,476,360	2,065,997
Securities owned, at fair value	255,048	235,680
Deposits with clearing organizations	277,723	293,230
Property and equipment, net	28,118	27,028
Other assets	200,037	290,763

Total assets	$7,447,694	$7,846,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$728,119	$1,077,312
Payable to customers	4,443,326	3,590,315
Payable to correspondents	208,861	616,863
Short-term bank loans	296,486	340,530
Notes payable	75,000	55,000
Securities loaned	1,247,202	1,726,677
Securities sold, not yet purchased, at fair value	65,822	82,116
Accounts payable, accrued and other liabilities	102,254	92,736

Total liabilities	7,167,070	7,581,549

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,482 shares issued and 25,105 outstanding as of September 30, 2008; 28,226 issued and 25,543 outstanding as of December 31, 2007	285	282
Additional paid-in capital	242,697	238,253
Accumulated other comprehensive income	3,526	6,964
Retained earnings	87,272	65,815
Treasury stock (3,377 and 2,683 shares of common stock at September 30, 2008 and December 31, 2007, respectively, at cost)	(53,156)	(45,886)

Total stockholders’ equity	280,624	265,428

Total liabilities and stockholders’ equity	$7,447,694	$7,846,977

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues
Clearing and commission fees	$40,215	$30,670	$114,076	$83,297
Technology	6,190	3,876	16,089	10,653
Interest, gross	47,250	60,647	140,662	170,092
Other	11,267	9,895	32,344	30,026

Total revenues	104,922	105,088	303,171	294,068
Interest expense from securities operations	25,620	36,992	79,061	104,906

Net revenues	79,302	68,096	224,110	189,162

Expenses
Employee compensation and benefits	28,197	25,739	86,497	74,115
Floor brokerage, exchange and clearance fees	8,568	7,082	21,063	19,972
Communications and data processing	10,274	8,126	29,041	22,221
Occupancy and equipment	7,810	6,075	22,125	16,896
Vendor related asset impairment	320	10,810	584	10,810
Other expenses	11,187	6,939	27,211	17,531
Interest expense on long-term debt	885	760	3,047	1,687

	67,241	65,531	189,568	163,232

Income before income taxes	12,061	2,565	34,542	25,930
Income tax expense	4,583	618	13,085	9,291

Net income	$7,478	$1,947	$21,457	$16,639

Earnings per share — basic	$0.30	$0.07	$0.85	$0.63

Earnings per share — diluted	$0.29	$0.07	$0.84	$0.62

Weighted average common shares outstanding — basic	25,108	26,402	25,227	26,478
Weighted average common shares outstanding — diluted	25,811	26,920	25,517	27,043
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)
Balance, December 31, 2007	$—	25,543	$282	$238,253	$(45,886)	$6,964	$65,815	$265,428
Net income	—	—	—	—	—	—	21,457	21,457
Foreign currency translation adjustments, net of tax benefit of $2,216	—	—	—	—	—	(3,438)	—	(3,438)

Comprehensive income								18,019
Repurchase of treasury stock, at cost	—	(694)	—	—	(7,270)	—	—	(7,270)
Stock-based compensation expense	—	119	1	3,210	—	—	—	3,211
Exercise of stock options	—	36	—	168	—	—	—	168
Excess tax deficiency from stock-based compensation plans	—	—	—	(187)	—	—	—	(187)
Purchases of common stock under the Employee Stock Purchase Plan	—	57	1	683	—	—	—	684
Issuance of common stock	—	44	1	570	—	—	—	571

Balance, September 30, 2008	$—	25,105	$285	$242,697	$(53,156)	$3,526	$87,272	$280,624

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$21,457	$16,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,243	11,718
Stock-based compensation	3,211	3,464
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(865,142)	(531,621)
Net receivable/payable with customers	921,538	726,845
Net receivable/payable with correspondents	(320,979)	(108,575)
Securities borrowed	586,049	(288,431)
Securities owned	(35,685)	(55,674)
Deposits with clearing organizations	12,749	(131,065)
Other assets	82,458	(68,487)
Net receivable/payable with broker-dealers and clearing organizations	42,536	(41,945)
Securities loaned	(477,569)	(16,668)
Securities sold, not yet purchased	(12,944)	(15,933)
Accounts payable, accrued and other liabilities	40,932	12,833

Net cash provided by (used in) operating activities	13,854	(486,900)

Cash flows from investing activities:
Business combinations, net of cash acquired	(27,312)	(25,494)
Purchase of property and equipment	(13,614)	(11,630)

Net cash used in investing activities	(40,926)	(37,124)

Cash flows from financing activities:
Proceeds from notes payable	20,000	196,000
Repayments of notes payable	—	(156,000)
Net borrowing on short-term bank loans	(32,945)	510,192
Exercise of stock options	168	1,047
Excess tax benefit from stock-based compensation plans	132	679
Purchase of treasury stock	(7,270)	(22,731)
Issuance of common stock	684	976

Net cash provided by (used in) financing activities	(19,231)	530,163

Effect of exchange rates on cash	(4,643)	4,775

Increase (decrease) in cash and cash equivalents	(50,946)	10,914
Cash and cash equivalents at beginning of period	120,923	103,054

Cash and cash equivalents at end of period	$69,977	$113,968

Supplemental cash flow disclosures:
Interest payments	$15,441	$9,148
Income tax payments	$13,755	$15,429
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)
1.  Basis of Presentation
     Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. PWI conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”) and Penson Asia Limited (“Penson Asia”) (collectively, the “Company”).Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority (“FSA”) and the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) and the FSA.
     The accompanying interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary, SAI. SAI’s subsidiaries include among others, PFSI, Nexa, Penson Financial Futures, Inc., SAH, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC and Penson GHCO and Penson Holdings, Inc., which includes its subsidiaries PFSC, PFSL and Penson Asia. All significant intercompany transactions and balances have been eliminated in consolidation.
     The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.
     In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim condensed consolidated statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2007, as filed with the SEC on Form 10-K. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
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
     The Company’s pricing considers both the direct and indirect costs associated with transactions in each business activity, the client relationship and the demand for the particular product or service in the marketplace. As a result, the Company does not manage or capture the costs related to the products or services sold, or its general and administrative costs by revenue line.

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
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 as of January 1, 2008. As of September 30, 2008 the Company has not elected to apply the fair value option to any financial assets or liabilities.
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
     On October 10, 2008 , the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, Accounting Changes and Error Corrections for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial position, or cash flows.
2.  Acquisitions
First Capitol Group, LLC
     In November, 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group, LLC (“FCG”), an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and initially paid approximately $8.6 million in cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement and approximately 150 shares of common stock valued at $2.2 million to the previous owners of FCG. We subsequently paid a holdback of approximately $.8 million. In addition, we have agreed to pay an annual earnout of stock and cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company finalized the acquisition valuation during the 3rd quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s condensed consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.
Goldenberg Hehmeyer and Co.
     In November 2006, we entered into a definitive agreement to acquire the partnership interests of Chicago based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. We closed the transaction on February 16, 2007 and paid $24.6 million, including cash and approximately 139 shares of common stock to the previous owners of GHCO. The $24.6 million payout excluded 10% of the initial purchase price, which we held back as a short-term indemnity against certain claims we might have faced related to the acquisition. We paid the holdback amount in the third quarter of 2007. In addition, we agreed to pay additional consideration in the form of an earnout over the next two years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined pursuant to the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first year of the integrated Penson GHCO business (see note 15). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s condensed consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC
     In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined pursuant to the Asset Purchase Agreement, for the acquired business. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $25.1 million was paid in the third quarter of 2008 in connection with the first year earnout that ended May 31, 2008. At September 30, 2008, a liability of approximately $9.9 million was accrued as a result of the second year earnout and is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.
3.  Computation of earnings per share
     The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic and diluted:
Net income	$7,478	$1,947	$21,457	$16,639

Weighted average common shares outstanding — basic	25,108	26,402	25,227	26,478
Incremental shares from outstanding stock options	44	69	44	249
Non-vested restricted stock	30	90	17	162
Shares issuable	629	359	229	154

Weighted average common shares and common share equivalents — diluted	25,811	26,920	25,517	27,043

Basic earnings per common share	$0.30	$0.07	$0.85	$0.63

Diluted earnings per common share	$0.29	$0.07	$0.84	$0.62

     At September 30, 2008, stock options and restricted stock units totaling 1,093 shares were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
4.  Fair Value of Financial Instruments
     The Company adopted SFAS No. 157, effective January 1, 2008. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items in “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” on the Condensed Consolidated Statements of Financial Condition that are reported at fair value.
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
     The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of September 30, 2008.

	Level 1	Level 2	Total
Receivable from broker-dealers and clearing organizations
U.S. government securities	$21,636	$—	$21,636

	$21,636	$—	$21,636

Securities owned
Corporate equity	$3,659	$—	$3,659
Corporate debt	—	36,968	36,968
Certificates of deposit and term deposits	—	5,456	5,456
U.S. government securities	70,066	—	70,066
Canadian government obligations	—	138,827	138,827
Money market	72	—	72

	$73,797	$181,251	$255,048

Deposits with clearing organizations
U.S. government securities	$95,285	$—	$95,285
Money market	90,000	—	90,000

	$185,285	$—	$185,285

Securities sold, not yet purchased
Corporate equity	$19,432	$—	$19,432
Corporate debt	—	14,605	14,605
Canadian government obligations	—	31,785	31,785

	$19,432	$46,390	$65,822

5.  Segregated assets
     Cash and securities segregated under U.S. federal and other regulations totaled $2,281,229 at September 30, 2008. Cash and securities segregated under federal and other regulations by PFSI totaled $1,918,689 at September 30, 2008. Of this amount, $1,917,724 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of September 30, 2008 of $1,832,327. The remaining balance of $965 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined under the Exchange Act. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. At September 30, 2008 PFSI had no PAIB reserve requirement. In addition, $318,556, including cash of $154,499 was segregated for the benefit of customers by Penson GHCO pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $53,367 and $154,674 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2007, cash and securities of $1,437,561 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act, PAIB, Commodity Futures Trading Commission Rule 1.20 and similar Canadian and United Kingdom regulations.

6.  Receivable from and payable to broker-dealers and clearing organizations
     Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2008	2007
Receivable:
Securities failed to deliver	$106,791	$499,966
Receivable from clearing organizations	1,003,543	1,019,112

	$1,110,334	$1,519,078

Payable:
Securities failed to receive	$76,915	$468,421
Payable to clearing organizations	651,204	608,891

	$728,119	$1,077,312

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
7.  Securities owned and securities sold, not yet purchased
     Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	September 30,	December 31,
	2008	2007
Securities Owned:
Corporate equity and debt	$40,627	$74,962
Certificates of deposit and term deposits	5,456	9,502
U.S. government securities	70,066	41,153
Canadian government obligations	138,827	95,063
Money market	72	15,000

	$255,048	$235,680

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$34,037	$47,262
Canadian government obligations	31,785	34,854

	$65,822	$82,116

8.  Short-term bank loans and stock loan
     At September 30, 2008 and December 31, 2007, the Company had $296,486 and $340,530, respectively in short-term bank loans outstanding under eight uncommitted lines of credit with eight financial institutions. Seven of these lines of credit permitted the Company to borrow up to an aggregate of approximately $523,788 while one line does not have a specified borrowing limit.
     The Company also has the ability to borrow under stock loan arrangements. At September 30, 2008 and December 31, 2007, the Company had $194,662 and $479,410, respectively in borrowings with no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand.
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
10.  Stock-based compensation
     The Company makes awards of stock options and restricted stock units (“RSUs”) under the 2000 Stock Incentive Plan, as amended in April, 2008, under which 3,214 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,027 shares of common stock, net of forfeitures have been granted and 1,187 shares remain available for future grant at September 30, 2008. The Company also provides an employee stock purchase plan (“ESPP”).
     The 2000 Stock Incentive Plan includes three separate programs: the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; the stock issuance program under which such individuals may be issued shares of common stock directly or stock awards that vest over time, through the purchase of such shares or as a bonus tied to the performance of services; and the automatic grant program under which grants will automatically be made at periodic intervals to eligible non-employee board members. The Company’s board of directors or its compensation committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.
   Stock options
     During the three months ended September 30, 2008 and 2007, the Company granted 0 and 35 stock options, respectively, to employees. During the nine months ended September 30, 2008 and 2007, the Company granted 0 and 140 stock options, respectively, to employees. The exercise price of the options was the market value of the underlying common stock at the date of grant. With very limited exceptions, the options have a term of seven years and vest quarterly over four years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average grant date fair value	$—	$5.86	$—	$7.06
Weighted average assumptions used:
Expected volatility	—	27.0%	—	27.4%
Expected term (in years)	—	4.75	—	3.72
Risk-free interest rate	—	4.5%	—	4.7%
Expected dividend yield	—	—	—	—

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
     The Company recorded compensation expense relating to options of approximately $337 and $404, respectively for the three months ended September 30, 2008 and 2007 and $1,174 and $1,233, respectively for the nine months ended September 30, 2008 and 2007.
     A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)
Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—
Exercised	(36)	4.72	—	—
Forfeited, cancelled or expired	(75)	19.22	—	—

Outstanding, September 30, 2008	1,058	$17.37	4.99	$570

Options exercisable at September 30, 2008	639	$16.84	4.93	$600

     The aggregate intrinsic value of the options exercised during the three and nine month periods ended September 30, 2008 was $246 and $367, respectively. At September 30, 2008, the Company had approximately $1,900 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.79 years. Cash received from stock option exercises totaled approximately $106 and $168 during the three and nine month periods ended September 30, 2008.
Restricted Stock Units
     A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)
Outstanding, December 31, 2007	390	$17.39	2.55	$5,596
Granted	97	13.25	—	—
Distributed	(119)	16.04	—	—
Terminated, cancelled or expired	(49)	17.90	—	—

Outstanding, September 30, 2008	319	$16.54	2.13	$4,429

     The Company recorded compensation expense relating to restricted stock units of approximately $626 and $670 during the three month periods ended September 30, 2008 and 2007, respectively and $1,893 and $2,000 for the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, there is approximately $4,559 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.10 years.
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

     The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of September 30, 2008, 438 shares of common stock had been reserved and 248 shares had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $36 and $86 for the three months ended September 30, 2008 and 2007 and $144 and $231 for the nine months ended September 30, 2008 and 2007, respectively.
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
     On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations to customers of SAMCO Financial Services, Inc. (“SAMCO Financial”), a former correspondent of PFSI. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June, 2004 to May, 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but, in that action, PFSI and Mr. Engemoen were not parties. The Company is, among other defenses asserted, seeking to have the court enforce the earlier arbitration panel determination.
     Mr. Engemoen, the Company’s Chairman of the Board, is the Chairman of the Board, and beneficially owns approximately 49% of the outstanding stock, of SAMCO Holdings, Inc., the holding company of SAMCO Financial and SAMCO Capital Markets, Inc. (SAMCO Holdings, Inc. and its affiliated companies are referred to as the “SAMCO Entities”). Certain of the SAMCO Entities received certain assets from the Company when those assets were split-off immediately prior to the Company’s initial public offering in 2006 (the “Split-Off”). In connection with the Split-Off and through contractual and other arrangements, certain of the SAMCO Entities have agreed to indemnify the Company and its affiliates against liabilities that were incurred by any of the SAMCO Entities in connection with the operation of their businesses, either prior to or following the Split-Off. Accordingly, the Company has tendered the claims referenced above to certain of the SAMCO Entities for indemnification, and the SAMCO Entities have been reimbursing the Company for all of its out-of-pocket liabilities incurred in connection with the claims. To date, virtually all of the expenses that have been subject to these indemnification claims have related to defense costs, and PFSI has ultimately paid only one very minimal amount directly to one claimant with respect to these matters. The Company has continued to monitor its ultimate exposure in connection with these claims and, until recently, has determined that its exposure in connection with these matters has been minimal. During the third quarter of 2008, the Company’s management determined that, based on the financial condition of the SAMCO Entities, sufficient risk exists with respect to the indemnification protections to warrant a modification of these arrangements with the SAMCO Entities, as described below.

     On Novmember 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965. Unpaid indemnification obligations of $800 are to be paid by no later than February 15, 2009. Of the $800 obligation, $86 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance to be paid in cash. An additional $2,165 indemnity obligation will be payable in cash, of which $600 is to be paid to the Company by no later than June 15, 2009 and the remainder by no later than December 31, 2009. Mr. Engemoen has guaranteed the payment of these obligations up to an aggregate of $2,000, within thirty (30) days of any default by the SAMCO Entities of their obligations under the settlement agreement. In addition to the above stated liabilities, the SAMCO Entities will also be responsible for any costs associated with collection under the foregoing settlement agreement together with any interest accrued on any past due amounts, and Mr. Engemoen will be responsible for any additional costs associated with collection under his guaranty together with any interest accrued on any past due amounts. The SAMCO Entities will remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.
     In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities and the guaranty of Mr. Engemoen, such excess amounts may be borne by the Company. While we believe that the claims against us are without merit, there can be no assurance that our defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2,350 in the third quarter of 2008. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this reserve.
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have entered into indemnification agreements with each of our directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims under these indemnification agreements, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008 or December 31, 2007.
     See Part II, Item 1. Legal Proceedings for a discussion of current legal matters.
12.  Income taxes
     The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(1.0)	(7.4)	(1.1)	(2.0)
State and local income taxes, net of federal benefit	3.1	(2.9)	3.0	2.1
Return to provision true-up	(1.1)	(11.1)	(0.4)	(1.1)
Other, net	2.0	10.5	1.4	1.8

	38.0%	24.1%	37.9%	35.8%

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

	United
As of and for the Three Months Ended September 30, 2008	States	Canada	Other	Consolidated
Total revenue	$81,223	$18,410	$5,289	$104,922
Interest, net	18,257	2,703	670	21,630
Income before tax	8,479	3,197	385	12,061
Net income	5,037	2,163	278	7,478
Segment assets	5,233,041	1,884,018	330,635	7,447,694
Goodwill and intangibles	98,995	538	312	99,845
Capital expenditures	3,125	322	882	4,329
Depreciation and amortization	3,320	396	357	4,073
Amortization of intangibles	1,040	—	—	1,040

	United
As of and for the Three Months Ended September 30, 2007	States	Canada	Other	Consolidated
Total revenue	$80,291	$18,954	$5,843	$105,088
Interest, net	19,259	3,881	515	23,655
Income (loss) before tax	(1,579)	3,830	314	2,565
Net income (loss)	(910)	2,699	158	1,947
Segment assets	5,238,000	1,041,278	271,183	6,550,461
Goodwill and intangibles	57,901	566	312	58,779
Capital expenditures	3,240	471	538	4,249
Depreciation and amortization	2,715	356	265	3,336
Amortization of intangibles	978	—	—	978

	United
As of and for the Nine Months Ended September 30, 2008	States	Canada	Other	Consolidated
Total revenue	$229,847	$56,852	$16,472	$303,171
Interest, net	49,826	10,047	1,728	61,601
Income (loss) before tax	22,563	12,089	(110)	34,542
Net (loss) income	13,285	8,268	(96)	21,457
Segment assets	5,233,041	1,884,018	330,635	7,447,694
Goodwill and intangibles	98,995	538	312	99,845
Capital expenditures	10,644	784	2,186	13,614
Depreciation and amortization	9,900	1,207	933	12,040
Amortization of intangibles	3,192	11	—	3,203

	United
As of and for the Nine Months Ended September 30, 2007	States	Canada	Other	Consolidated
Total revenue	$222,795	$54,899	$16,374	$294,068
Interest, net	54,925	8,784	1,477	65,186
Income before tax	13,417	11,257	1,256	25,930
Net income	8,006	7,900	733	16,639
Segment assets	5,238,000	1,041,278	271,183	6,550,461
Goodwill and intangibles	57,901	566	312	58,779
Capital expenditures	9,149	1,232	1,249	11,630
Depreciation and amortization	7,487	1,019	671	9,177
Amortization of intangibles	2,541	—	—	2,541

14.  Regulatory requirements
     PFSI is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At September 30, 2008, PFSI had net capital of $104,317 and was $76,065 in excess of its required net capital of $28,252. At December 31, 2007, PFSI had net capital of $106,746, and was $83,764 in excess of its required net capital of $22,982.
     Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2008.
15.  Vendor related asset impairment
     Penson GHCO and Penson Financial Futures, Inc. (“PFFI”) held customer segregated accounts with Sentinel Management Group, Inc., a registered FCM (“Sentinel”) totaling approximately $36 million. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from its sale of certain of its assets to a subsidiary of Citadel Investment Group to certain FCM clients of Sentinel, including Penson GHCO. Penson GHCO received approximately $25.4 million in this distribution.
     On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to oversee the assets held by Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from customers, including Penson GHCO, of a portion of the funds previously distributed to them. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The Bankruptcy Court held confirmation hearings on August 12, 2008, and August 13, 2008, respectively, regarding the Committee Plan. The Court heard testimony regarding the Committee Plan and entertained objections from several parties. At the conclusion of the Committee Plan confirmation hearings the Court granted all interested parties additional time to submit additional documents to the Court in support of their respective positions. The court is expected to rule on confirmation of the Committee Plan in the next few months. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions from Sentinel. The suit against Penson GHCO and PFFI seeks the return approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds sent by Penson GHCO and PFFI to Sentinel are the property of the Sentinel Estate rather than the property of Penson GHCO and PFFI. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that we would share in the funds ultimately disbursed by the Sentinel Estate.
16.  Stock repurchase program
     On July 3, 2007, the Company’s board of directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s board of directors authorized the Company to purchase an additional $12.5 million of its common stock. In 2007, the Company repurchased approximately 74 shares at an average price of $14.28 per share. During the three and nine months ended September 30, 2008, the Company repurchased approximately 13 and 654 shares at an average price of $11.55 and $10.32 per share, respectively. As of September 30, 2008 the Company has repurchased a total of 2,203 shares at an average price of $14.91 per share.
17. Subsequent Event
     During October 2008, Evergreen Capital Partners Inc. (“Evergreen”), a correspondent firm of the Company’s Canadian subsidiary, PFSC, on behalf of itself and/or its customers, was unable to post requested margin on a number of transactions involving certain Canadian equity securities. IIROC and the Company were recently informed by Evergreen that Evergreen has ceased operations. Subsequent to September 30, 2008, the Company has recorded an unsecured receivable from Evergreen of approximately $25 million.
     The Company is in the process of taking all appropriate action and pursuing all available remedies to reduce or eliminate this unsecured receivable. If the Company is unsuccessful in reducing the exposure associated with this receivable, the Company would likely incur a charge for any amount not anticipated to be collected.

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
Overview
     We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global trading and investment industry. Our products and services include securities and futures clearing and execution, foreign exchange, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies. We supply a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing all of our products and services. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our effort to expand our sales and attract new clients.
     Since starting our business in 1995 with three correspondents, we have grown to serve 258 securities clearing correspondents and 42 futures clearing correspondents as of September 30, 2008. Our net revenues were $79.3 million and $68.1 million for the three months ended September 30, 2008 and 2007, respectively, while our net revenues were $224.1 million and $189.2 million for the nine months ended September 30, 2008 and 2007. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.
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
Fiscal 2008 Highlights
•	We achieved record quarterly clearing and commission revenue of $40.2 million, in the third quarter.

•	We added a net five new correspondents during the third quarter. At September 30, 2008 we had 29 signed correspondents that have not yet begun generating revenue.

•	The federal funds rate decreased 225 basis points or 53% to 2.00% during the first nine months of 2008 which we estimate decreased net interest revenues by approximately $16.4 million. The federal funds rate decreased another 100 basis points to 1.00% in October 2008.

•	Since its introduction in the fourth quarter of 2007, trade aggregation has positively impacted earnings in the first nine months of 2008.

•	We repurchased approximately 654,000 shares of common stock as a result of the $12.5 million stock repurchase program approved by the board of directors in December 2007.

•	The credit and liquidity crisis in the United States and throughout the world triggered significant events and substantial volatility in world financial markets.

•	In the third quarter we recorded a $2.4 million litigation reserve – see Part II, Item 1. Legal Proceedings.

•	Securities lending decreased approximately $1.5 billion from the second quarter as a result of the regulatory changes surrounding short sale transactions implemented by the SEC.

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
     Revenues from clearing and commission fees represented 51% and 45% of our total net revenues for the three months ended September 30, 2008 and 2007, respectively while revenues from clearing and commission fees represented 51% and 44% of our total net revenues for the nine months ended September 30, 2008 and 2007, respectively. Net interest income represented 27% and 35%, respectively, of our total net revenues for the three months ended September 30, 2008 and 2007 and 27% and 34% for the nine months ended September 30, 2008 and 2007.
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
     As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to update our documentation, review and test our existing systems of internal controls in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements.
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
Comparison of three months ended September 30, 2008 and September 30, 2007
Overview
     Results of operations continued to show improvement in our clearing operations and in our technology business for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. We saw a decline in our net interest earned as a result of the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued into the second quarter of 2008. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results increased during the third quarter of 2008, as compared to the third quarter of 2007, due to increased trading volumes in the U.S. and Canada, increases in interest earning balances, the FCG acquisition in November 2007 and the improvements in our Nexa business discussed below and the charge incurred in the third quarter of 2007 resulting from the Sentinel matter, offset by decreases in the average federal funds rate which led to lower interest rate spreads. In addition, our U.K. business had an operating loss of $1.0 million for the three months ended September 30, 2008 compared to an operating profit of $.5 million for the three months ended September 30, 2007 due to lower trading volumes, primarily in the contract for difference (“CFD”) business.
     We have continued to see increased profitability in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 80 basis points on the transactions. Due to recent regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes may have a negative impact on the earnings we have historically seen in our conduit business.
     We also have made improvements in our technology business. Nexa experienced an operating profit of $.3 million for the third quarter of 2008 as compared to an operating loss of $.5 million for the same period in 2007. Increases in development revenue have accounted for this improvement.
     The above factors resulted in higher operating income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

     The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

		%
		Change from
	Amount	Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$9,545	31.1
Technology	2,314	59.7
Interest:
Interest on asset based balances	(12,158)	(29.8)
Interest on conduit borrows	(1,177)	(6.5)
Money market	(62)	(3.6)

Interest, gross	(13,397)	(22.1)
Other revenue	1,372	13.9

Total revenues	(166)	(0.2)

Interest expense:
Interest expense on liability based balances	(8,911)	(42.9)
Interest on conduit loans	(2,461)	(15.2)

Interest expense from securities operations	(11,372)	(30.7)

Net revenues	11,206	16.5

Expenses:
Employee compensation and benefits	2,458	9.5
Floor brokerage, exchange and clearance fees	1,486	21.0
Communications and data processing	2,148	26.4
Occupancy and equipment	1,735	28.6
Vendor related asset impairment	(10,490)	(97.0)
Other expenses	4,248	61.2
Interest expense on long-term debt	125	16.4

	1,710	2.6

Income before income taxes	$9,496	370.2

Net Revenues
     Net revenues increased $11.2 million, or 16.5%, to $79.3 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008. The increase is primarily attributed to the following:
     Clearing and commission fees increased $9.5 million, or 31.1% to $40.2 million, during this same period in the prior year primarily due to our acquisition of FCG, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.
     Technology revenue increased $2.3 million, or 59.7%, to $6.2 million, from a combination of higher recurring and development revenue and approximately $1 million of licensing fees resulting from a licensing agreement signed in the third quarter.
     Interest, gross decreased $13.4 million or 22.1%, to $47.3 million during the quarter over quarter period. Interest revenues from customer balances decreased $12.2 million or 28.7% to $30.3 million as our average daily interest rate decreased 240 basis points to 2.31% offset by an increase in our average earning assets of $1.5 billion, or 42.8% to $5.0 billion for the quarter ended September 30, 2008. Interest from our stock conduit borrows operations decreased $1.2 million or 6.5%, as a result of a decrease in our average daily interest rate of approximately 145 basis points, or 31.9% to 3.10% offset by an $591.1 million or 37.2% increase in our average daily assets.
     Other revenue increased $1.4 million, or 13.9%, primarily due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $1.7 million, offset by decreases in trading revenues from equity and foreign exchange trading.
     Interest expense from securities operations decreased $11.4 million, or 30.7%, to $25.6 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008. Interest expense from clearing operations decreased approximately $8.9 million, or 42.9% to $11.9 million, due to a 195 basis point decrease in our average daily interest rate to 1.15% offset by a $1.4 billion increase, or 53.4% in our average daily balances of our short-term obligations to $4.1 billion. Interest from our stock conduit loans decreased $2.5 million, or 15.2% to $13.8 million due to a 156 basis point decrease in our average daily interest rate to 2.53%, offset by a $584.1 million, or 36.8% increase in our average daily balances to $2.2 billion.

     Interest, net decreased from $23.7 million for the quarter ended September 30, 2007 to $21.6 million for the quarter ended September 30, 2008. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate.
Employee compensation and benefits
     Total employee costs increased $2.5 million, or 9.5%, to $28.2 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008, primarily due to a 9.1% increase in headcount to 1,007 as of September 30, 2008. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.
Floor brokerage, exchange and clearance fees
     Floor brokerage, exchange and clearance fees increased $1.5 million, or 21.0%, to $8.6 million for the quarter ended September 30, 2008 from the quarter ended September 30, 2007 as the result of higher clearing volumes and the acquisition of FCG, offset by decreases in the CFD business.
Communication and data processing
     Total expenses for our communication and data processing requirements increased $2.1 million, or 26.4%, to $10.3 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008. This increase reflects additional growth in volumes in our U.S. and Canadian operations.
Occupancy and equipment
     Total expenses for occupancy and equipment increased $1.7 million, or 28.6%, to $7.8 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.
Vendor related asset impairment
     In the quarter ended September 30, 2007 we recorded a charge of $10.8 million from the loss of funds placed with Sentinel Management Group. In the quarter ended September 30, 2008 we incurred expenses of $.3 million related to ongoing legal costs. See Part II, Item 1. Legal Proceedings.
Other expenses
     Other expenses increased $4.2 million, or 61.2%, to $11.2 million from the quarter ended September 30, 2007 to the quarter ended September 30, 2008. The increase relates to increases in legal, professional fees related to maintenance, support and other improvements to our capacity support, accounting and auditing expenses in our U.S. and Canadian operations and a $2.4 million litigation reserve recorded in connection with the Solow matter (see Part II, Item 1. Legal Proceedings).
Interest expense on long- term debt
     Interest expense on long-term debt increased from $.8 million for the quarter ended September 30, 2007 to $.9 million for the quarter ended September 30, 2008 as a result of higher borrowing levels offset by lower interest rates.
Provision for income taxes
     Income tax expense, based on an effective income tax rate of approximately 38.0%, was $4.6 million for the quarter ended September 30, 2008 as compared to $.6 million for the quarter ended September 30, 2007. This increase is primarily attributed to increased operating profit in the current quarter as a result of the charge taken in the third quarter of 2007 related to Sentinel.

Net income
     As a result of the foregoing, net income increased to $7.5 million for the quarter ended September 30, 2008 from $1.9 million for the quarter ended September 30, 2007.
     Comparison of nine months ended September 30, 2008 and September 30, 2007
Overview
     Results of operations continued to show improvement in our clearing operations and in our technology business for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We saw a decline in our net interest earned as a result in the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued into the second quarter of 2008. Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity. Operating results increased during the first nine months of 2008, as compared to the first nine months of 2007, due to increased trading volumes in the U.S. and Canada, the results of a full nine months of Penson GHCO (acquired in February 2007) and the acquisitions of Schonfeld (acquired in November 2006, with the majority of the conversions completed in the second quarter 2007) and FCG in November 2007 and the improvements in our Nexa business discussed below and the charge incurred in the third quarter of 2007 resulting from the Sentinel matter, offset by decreases in the average federal funds rate, which led to lower interest rate spreads. In addition, our U.K. business incurred an operating loss of $1.6 million in the first nine months of 2008 compared to operating profit of $1.7 million in the same period of 2007 due to lower trading volumes, primarily in the CFD business.
     We have continued to see increased profitability in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 80 basis points on the transactions. Due to recent regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes may have a negative impact on the earnings we have historically seen in our conduit business.
     We also have made improvements in our technology business. Nexa experienced an operating profit of $.2 million for the first nine months of 2008 as compared to a $2.2 million operating loss for the same period in 2007. Increases in development and recurring revenues and approximately $1 million in licensing fees resulting from a licensing agreement signed in the third quarter accounted for this improvement.
     The above factors resulted in higher operating income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

     The following is a summary of the increases (decreases) in the categories of revenues and expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

		%
		Change from
	Amount	Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$30,779	37.0
Technology	5,436	51.0
Interest:
Interest on asset based balances	(19,288)	(17.3)
Interest on conduit borrows	(10,515)	(19.6)
Money market	373	7.6

Interest, gross	(29,430)	(17.3)
Other revenue	2,318	7.7

Total revenues	9,103	3.1

Interest expense:
Interest expense on liability based balances	(11,815)	(20.9)
Interest on conduit loans	(14,030)	(29.0)

Interest expense from securities operations	(25,845)	(24.6)

Net revenues	34,948	18.5

Expenses:
Employee compensation and benefits	12,382	16.7
Floor brokerage, exchange and clearance fees	1,091	5.5
Communications and data processing	6,820	30.7
Occupancy and equipment	5,229	30.9
Vendor related asset impairment	(10,226)	(94.6)
Other expenses	9,680	55.2
Interest expense on long-term debt	1,360	80.6

	26,336	16.1

Income before income taxes	$8,612	33.2

Net Revenues
     Net revenues increased $34.9 million, or 18.5%, to $224.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase is primarily attributed to the following:
     Clearing and commission fees increased $30.8 million, or 37.0%, to $114.1 million, during this same period primarily due to our acquisitions of GHCO, FCG and Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.
     Technology revenue increased $5.4 million, or 51.0%, to $16.1 million primarily due to higher recurring and development revenue as well approximately $1 million in licensing fees resulting from a licensing agreement signed in the third quarter.
     Interest, gross decreased $29.4 million, or 17.3%, to $140.7 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Interest revenues from customer balances decreased $18.9 million, or 16.3%, to $97.5 million as our average daily interest rate decreased 207 basis points to 2.64% offset by an increase in our earning assets of 1.5 billion, or 47.6% to $4.7 billion for the nine months ended September 30, 2008. Interest income from our stock conduit borrows operations decreased $10.5 million, or 19.6%, to $43.2 million, as a result of a decrease in our average daily interest rate of approximately 121 basis points, or 26.3%, to 3.39% offset by a $143.0 million, or 9.2% increase in our average daily assets.
     Other revenue increased $2.3 million, or 7.7%, due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $3.9 million, offset by decreases in trading revenues in equity and foreign exchange trading.

     Interest expense from securities operations decreased $25.8 million, or 24.6%, to $79.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Interest expense from clearing operations decreased $11.8 million, or 20.9%, to $44.7 million, as our average daily interest rate decreased 153 basis points, or 50.2%, to 1.52%, offset by an increase in our daily average balances of our short-term obligations of $1.5 billion, or 58.8%, to $3.9 billion. Interest from our stock conduit loans decreased $14.0 million, or 29.0%, due to a 144 basis point decrease in our average daily interest rate to 2.71%, offset by a $136.8 million, or 8.8% increase in our average daily balances to $1.7 billion.
     Interest, net decreased from $65.2 million for the nine months ended September 30, 2007 to $61.6 million for the nine months ended September 30, 2008. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate.
Employee compensation and benefits
     Total employee costs increased $12.4 million, or 16.7%, to $86.5 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to a 9.1% increase in headcount to 1,007 as of September 30, 2008 as well as the affect of acquiring Penson GHCO in February 2007 and FCG in November 2007. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.
Floor brokerage, exchange and clearance fees
     Floor brokerage, exchange and clearance fees increased $1.1 million, or 5.5% to $21.1 million for the nine months ended September 30, 2008 from the nine months ended September 30, 2007, as a result of higher clearing volumes and the acquisitions of GHCO, FCG and Schonfeld offset by larger exchange refunds in the first quarter and decreases in the CFD business in the first nine months of 2008 compared to the same period in 2007.
Communication and data processing
     Total expenses for our communication and data processing requirements increased $6.8 million, or 30.7%, to $29.0 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Schonfeld acquisition, and in our Canadian operations.
Occupancy and equipment
     Total expenses for occupancy and equipment increased $5.2 million, or 30.9%, to $22.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.
Vendor related asset impairment
     In the quarter ended September 30, 2007 we recorded a charge of $10.8 million from the loss of funds placed with Sentinel Management Group. For the nine months ended September 30, 2008 we have incurred expenses $.6 million related to ongoing legal costs. See Part II, Item 1. Legal Proceedings.
Other expenses
     Other expenses increased $9.7 million, or 55.2%, to $27.2 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase relates to increases in legal, professional fees related to maintenance, support and other improvements to our capacity support, accounting and auditing expenses in our U.S. and Canadian operations, and a $2.4 million litigation reserve recorded in connection with the Solow matter (see Part II, Item 1. Legal Proceedings).
Interest expense on long- term debt
     Interest expense on long-term debt increased from $1.7 million for the nine months ended September 30, 2007 to $3.0 million for the nine months ended September 30, 2008 as a result of higher borrowing levels offset by lower interest rates.

Provision for income taxes
     Income tax expense, based on an effective income tax rate of approximately 37.9%, was $13.1 million for the nine months ended September 30, 2008 as compared to $9.3 million for the nine months ended September 30, 2007. This increase is primarily attributed to increased operating profit in the current period.
Net income
     As a result of the foregoing, net income increased to $21.5 million for the nine months ended September 30, 2008 from $16.6 million for the nine months ended September 30, 2007.
Liquidity and capital resources
     Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2008, we had eight uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Seven of these lines of credit permitted us to borrow up to an aggregate of approximately $523.8 million while one line had no stated limit. As of September 30, 2008, we had approximately $296.5 million in short-term bank loans outstanding which left approximately $227.3 million available under our lines of credit with stated limitations.
     As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At September 30, 2008, we had approximately $194.7 million in borrowings under stock loan arrangements.
     As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.
     Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of September 30, 2008, the Company had $75.0 million outstanding on this line of credit. We plan to finance our future operating liquidity needs with loans from banks and stock lending counterparties. We plan to finance our future capital needs with operating earnings and bank debt. Subject to favorable market conditions, the Company also has the ability to obtain liquidity via follow-on offerings in the public and private equity and debt markets.
     As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.
     Our principal U.S. broker-dealer subsidiary, PFSI, is subject to Rule 15c3-1, which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2008, PFSI had net capital of $104.3 million, which was $76.1 million in excess of its required net capital of $28.2 million.
     Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of September 30, 2008. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2008.
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
Item 3.  Quantitative and qualitative disclosure about market risk
     Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. However, during 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell another 225 basis points during the first nine months of 2008, to a targeted federal funds rate of 2.00% as of September 30, 2008. Subsequent to September 30, 2008 the targeted federal funds rate decreased an additional 100 basis points. Based upon the September quarter average balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $.75 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.
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
     Subsequent to the period covered in this report, we began an investigation into the circumstances surrounding PFSC’s $25 million unsecured receivable from its correspondent, Evergreen Capital Partners Inc., as disclosed in our Current Report on Form 8-K filed on October 31, 2008. We have retained forensic accountants to assist us in this investigation.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
     In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”). Prior to the filing of this action, Penson GHCO and Penson Financial Futures, Inc. (“PFFI”) held customer segregated accounts with Sentinel totaling approximately $36 million. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from its sale of certain of its assets to a subsidiary of Citadel Investment Group to certain FCM clients of Sentinel, including Penson GHCO. Penson GHCO received approximately $25.4 million in this distribution.
     On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to oversee the assets held by Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from customers, including Penson GHCO, of a portion of the funds previously distributed to them. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The Bankruptcy Court held confirmation hearings on August 12, 2008, and August 13, 2008, respectively, regarding the Committee Plan. The Court heard testimony regarding the Committee Plan and entertained objections from several parties. At the conclusion of the Committee Plan confirmation hearings the Court granted all interested parties additional time to submit additional documents to the Court in support of their respective positions. The court is expected to rule on confirmation of the Committee Plan in the next few months. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions from Sentinel. The suit against Penson GHCO and PFFI seeks the return approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds sent by Penson GHCO and PFFI to Sentinel are the property of the Sentinel Estate rather than the property of Penson GHCO and PFFI. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that we would share in the funds ultimately disbursed by the Sentinel Estate.
     Various Claimants v. Penson Financial Services, Inc., et al. On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations to customers of SAMCO Financial Services, Inc. (“SAMCO Financial”), a former correspondent of PFSI. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June, 2004 to May, 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but, in that action, PFSI and Mr. Engemoen were not parties. The Company is, among other defenses asserted, seeking to have the court enforce the earlier arbitration panel determination.
     Mr. Engemoen, the Company’s Chairman of the Board, is the Chairman of the Board, and beneficially owns approximately 49% of the outstanding stock, of SAMCO Holdings, Inc., the holding company of SAMCO Financial and SAMCO Capital Markets, Inc. (SAMCO Holdings, Inc. and its affiliated companies are referred to as the “SAMCO Entities”). Certain of the SAMCO Entities received certain assets from the Company when those assets were split-off immediately prior to the Company’s initial public offering in 2006 (the “Split-Off”). In connection with the Split-Off and through contractual and other arrangements, certain of the SAMCO Entities have agreed to indemnify the Company and its affiliates against liabilities that were incurred by any of the SAMCO Entities in connection with the operation of their businesses, either prior to or following the Split-Off. Accordingly, the Company has tendered the claims referenced above to certain of the SAMCO Entities for indemnification, and the SAMCO Entities have been reimbursing the Company for all of its out-of-pocket liabilities incurred in connection with the claims. To date, virtually all of the expenses that have been subject to these indemnification claims have related to defense costs, and PFSI has ultimately paid only one very minimal amount directly to one claimant with respect to these matters. The Company has continued to monitor its ultimate exposure in connection with these claims and, until recently, has determined that its exposure in connection with these matters has been minimal. During the third quarter of 2008, the Company’s management determined that, based on the financial condition of the SAMCO Entities, sufficient risk exists with respect to the indemnification protections to warrant a modification of these arrangements with the SAMCO Entities, as described below.
     On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 are to be paid by no later than February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance to be paid in cash. An additional $2,165,243 indemnity obligation will be payable in cash, of which $600,000 is to be paid to the Company by no later than June 15, 2009 and the remainder by no later than December 31, 2009. Mr. Engemoen has guaranteed the payment of these obligations up to an aggregate of $2.0 million, within thirty (30) days of any default by the SAMCO Entities of their obligations under the settlement agreement. In addition to the above stated liabilities, the SAMCO Entities will also be responsible for any costs associated with collection under the foregoing settlement agreement together with any interest accrued on any past due amounts, and Mr. Engemoen will be responsible for any additional costs associated with collection under his guaranty together with any interest accrued on any past due amounts. The SAMCO Entities will remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.
     In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities and the guaranty of Mr. Engemoen, such excess amounts may be borne by the Company. While we believe that the claims against us are without merit, there can be no assurance that our defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2.35 million in the third quarter of 2008. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this reserve.
     In the general course of business, the Company has been named as a defendant in other various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.
Item 1A.  Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 14, 2008 as updated in our interim Quarterly Report on Form 10-Q filed on August 7, 2008, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. Other than as set forth below, there have been no material changes to our risk factors since the filing of our Form 10-Q.
Recent market instability could negatively affect our operations and financial condition.
     Our business is affected by conditions in the global financial markets and economic conditions generally, as well as by the soundness of particular financial services institutions with which we transact business. Among other things, national and international markets have recently suffered increasing turmoil caused by a sharp downturn in markets for mortgage-related securities and non-investment grade debt securities and loans. Several large financial institutions including, without limitation, commercial banks, insurance companies, and brokerage firms, have either filed for bankruptcy or been the subject of governmental intervention such as loans, equity infusions or direct government ownership in receivership. Others have been sold in whole or in part to third parties. Financial services institutions that deal with each other are often interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, a default or failure by, or even concerns about the stability or liquidity of, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including us. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities, which could adversely affect our operations and financial conditions.

New short-selling requirements could increase our costs, adversely affect our securities lending business and, in the event we fail to comply, result in significant penalties.
     Effective October 17, 2008, the SEC adopted Rule 204T under the Exchange Act, which requires clearing broker-dealers to make delivery on short sales effected in the United States no later than T+3. Under Rule 204T, clearing broker-dealers that do not purchase or borrow securities to cover any fail position as of the opening of trading on T+4 are subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty will apply until the clearing broker purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker from effecting short sales in that security for its own account or for that of any introducing broker or customer unless the clearing broker has borrowed the securities in question or has entered into a bona fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to an introducing broker that is responsible for the fail position. As the clearing broker-dealer, if we are unable to timely cover a fail position and cannot allocate the close-out responsibility to the broker-dealer that is responsible for the fail position, we would be subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Rule 204T is currently scheduled to expire on July 31, 2009. Because of the requirements of Rule 204T, our costs associated with securities borrowings to facilitate customer short selling may significantly increase and the scope of our securities lending business may significantly decrease, which will adversely affect our operations and financial conditions. These changes and potential future regulatory changes related to short-selling of securities may have a negative impact on our ability to earn the spreads we have historically collected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     On December 6, 2007, our board of directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. The following table sets forth the repurchases we made during the three months ended September 30, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)
July	17,486	$11.70	12,600	400,739
August	7,125	18.53	—	253,030
September	1,235	15.30	—	306,448

Total	25,846	$13.75	12,600

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.
Item 3.  Defaults Upon Senior Securities
     None reportable
Item 4.  Submission of Matters to a Vote of Security Holders
     None reportable
Item 5.  Other Information
     None reportable

Item 6.  Exhibits
     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1†	FM Amendment, dated September 25, 2008, to the Remote Processing Agreement between Penson Financial Services, Inc. and SunGard Financial Systems LLC, dated July 10, 1995, as amended September 13, 1996 and August 1, 2002.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in the document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.
/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer

Date: November 7, 2008

/s/ Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer and principal financial and accounting officer

Date: November 7, 2008

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1†	FM Amendment, dated September 25, 2008, to the Remote Processing Agreement between Penson Financial Services, Inc. and SunGard Financial Systems LLC, dated July 10, 1995, as amended September 13, 1996 and August 1, 2002.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in the document. Such information has been omitted and filed separately with the Securities and Exchange Commission.