Form 10-K
period 2008-12-31
PENSON WORLDWIDE INC
filed 2009-03-16
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 (the last business day of the registrants’ most recently completed second fiscal quarter) was $209,133,281.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 11, 2009 was 25,268,971.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrant’s Definitive Proxy Statement relating to its 2009 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008

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

Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”) and Penson Asia Limited (“Penson Asia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading. PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority (“FSA”) and the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) and the FSA.

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

Special Note Regarding Forward-Looking Statements

This Annual Report and the information contained herein contain forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Although we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	our ability to successfully implement new product offerings;

•	our ability to obtain future credit on favorable terms;

•	reductions in per transaction clearing fees;

•	legislative and regulatory changes;

•	monetary and fiscal policy changes and other actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”);

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the SEC.

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

Glossary of selected terms

“Algorithmic traders” means firms or individuals that engage in “algorithmic trading,” defined below.

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

“Back-end trading software” means software programs that interface between the clearing firm, exchange or ECN, and the trader using front-end trading software.

“CFD” or “Contract for Difference” means a contract between two parties, stipulating that the selling party will pay to the buying party the difference between the current value of any asset and its value at the time the contract terminates. If the difference is negative, then the buying party instead makes payment to the selling party.

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

“Client” means both correspondents and other customers who may not utilize our clearing, futures or securities products and services but which may, for example, use solely technology products and services.

“Correspondent” means entities (e.g. broker-dealers) that use our clearing firms’ respective regulated securities and/or futures record keeping, custody and/or settlement services as opposed to only using technology products and services. Our typical correspondent is a firm that introduces its customers to our clearing firms for clearing, custody and/or settlement services.

“Custody” means when a party has taken legal responsibility to hold another party’s assets such as physical securities. Custody services are the safe-keeping and managing of another party’s assets, as well as customer account maintenance and customized data processing services.

“Customers” means the customers of our Correspondents. Customers of our correspondents may be individuals or entities and may have an institutional or retail focus.

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

“Front-end trading software” means software programs used by traders to access trading information and execute trades, and that interface with back-end software systems that communicate with the clearing firm, exchange or ECN. Level II trading software is a form of front-end trading software.

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

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies. Unlike most other major clearing providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe that our position as the leading independent provider in our markets is a significant differentiating factor relative to our competitors. We supply a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing all of our products and services. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our effort to expand our sales and attract new clients.

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

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Based on the number of correspondents as of December 31, 2008, we are the largest independent clearing broker in the U.S., and among the top three clearing brokers overall in the U.S., the largest independent clearing broker in Canada and the second largest in the U.K. We have grown both organically and through acquisitions. As of December 31, 2008, we had 302 active correspondents worldwide, compared to 277 correspondents as of December 31, 2007, representing an increase of 9%. As of December 31, 2008, our pipeline of new correspondents under contract was 23, the majority of which we expect to begin clearing with us by June 30, 2009.

With operations based in the U.S., Canada, the U.K. and Asia, we have established a global presence primarily focused on the North American and European markets for equities, options, futures and fixed income products. We believe that international markets offer an important target market as certain characteristics of the U.S. market, including significant increases in retail, self-directed and online trading, and increased trading volumes and executions, continue to expand globally. We are organized into operating segments based on products and services and geographic regions (See Note 22 to our consolidated financial statements).

Our non-interest revenues include: fees from our correspondents for transaction processing and clearing; fees for providing technology solutions; and fees for providing other non-trading activities and services, including execution services, trade aggregation, prime brokerage, foreign exchange and fixed income. Clearing and commission fees are based principally on the number of trades we process. We also earn licensing and development fees from clients for their use of our technology solutions.

Our interest revenues are generated from customer-related balances and from our stock conduit borrowing transactions. Interest revenues from customers are generated from margin lending, securities lending and the reinvestment of customer funds. We also derive net interest revenue from our stock conduit borrowing activities, which consist of borrowing securities from one broker-dealer and lending the same securities to another broker-dealer on a matched book basis.

For the year ended December 31, 2008, we generated net revenues of $293.2 million. Clearing and commission fees, net interest income, technology revenues and other revenues comprised 51%, 26%, 8% and 15% of our net revenues, respectively. Approximately 34% of our securities correspondents generate both clearing and technology revenue. In addition, many of our customers generate revenue from both securities and futures trading, and trade in the U.S., Canada and the U.K. We estimate that direct market access broker-dealers accounted for 14.0% of these revenues and represented 11.9% of our total correspondents, traditional retail broker-dealers accounted for 12.7% of these revenues and represented 29.9% of our total correspondents, online broker-dealers accounted for 15.4% of these revenues and represented 10.0% of our total correspondents and institutional clients represented 17.1% of these revenues and were 26.1% of our total correspondents. The remainder of these revenues was provided primarily by broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, futures trading, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past year, our net interest revenues decreased from $88.4 million in 2007 to $75.1 million in 2008, representing approximately 33% and 26% of our net revenues, respectively.

Clients

Currently, our principal clients are online, direct access and traditional retail brokers. Increasingly, we are adding as clients large banks, institutional brokers, financial technology companies and securities exchanges. Online broker-dealers enable investors through browser-based technology and perform trades through the broker via the Internet. Direct access broker-dealers provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is a financial data content or trading software firm that purchases our data or combines its offerings with our trading software. Through our acquisitions of Goldenberg Hehmeyer and Co. (“GHCO”) and First Capitol Group LLC (“FCG”) in 2007, we have added a number of futures related clients, including introducing brokers, non-clearing FCMs, commercial customers, customers who engage in hedging and risk management activities and other customers who trade futures and other instruments.

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

Industry trends

We believe that the market for securities and futures processing products and services is influenced by several significant industry trends creating continuing opportunities for us to expand our business, including:

Increase in trading volumes and executions.  The increase in trading volumes and executions in equities, options and futures markets over the past several years has led to an increase in the number of transactions requiring execution, processing and settlement. For the past decade, there has been significant growth in the overall market environment.

Shift to outsourced solutions.  Broker-dealers outside the U.S. are increasingly following the continuing and common practice in the U.S. of outsourcing their clearing functions. In addition, firms in the global securities and investment industry are expanding their use of third-party technology to manage their securities trading infrastructure.

Increase in trading in multiple markets.  Investors increasingly seek to trade in multiple markets, asset classes and currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes are prompting correspondents to seek the most comprehensive and sophisticated service providers. We have sought to capitalize on this trend by expanding our product offering into high growth areas such as the futures market, where we significantly expanded since early 2007. Revenues from our futures product offering comprised 18% of total net revenues in 2008 as compared to 6% in 2007.

Industry consolidation.  Although the significant effort and potential business disruption associated with conversion to a new clearing firm may discourage some correspondents from switching service providers, consolidation among clearing service providers has led to forced conversions. These conversions result in opportunities for correspondents to seek competing offers and, thus, for service providers to solicit new correspondents’ business without having to overcome the threshold issue of converting from an incumbent. We believe we have benefited from industry consolidation by attracting correspondents as a result of the acquisitions of major competitors by larger financial institutions.

Demand for increased reporting capabilities and integrated technology solutions.  Clients are increasingly demanding products that seamlessly integrate front, middle and back-office systems and allow for near real-time updating of account status and margin balances. Our ability to meet these demands makes us a preferred securities processing firm for correspondents in the growing algorithmic trading and hedge fund sectors.

Opportunities in the Canadian, European and Asian markets.  The securities and investments industries outside of the U.S., including those in Canada, Europe and Asia, have followed many of the same trends as the U.S. market. Many industry participants are now requiring the same complex and sophisticated clearing and execution services that are common in the U.S. In addition, clearing firms in these markets are less likely to own trading applications, creating opportunities for the sale of Nexa’s products. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo during 2008 in order to expand our Asian operations. Our Asian operations are currently focused on marketing our technology products.

Our product offering

Clearing and related services

As a securities and futures processing infrastructure provider, Penson’s services include securities and futures clearing and settlement, custody, account maintenance, data processing services, and technology services. Clearing is the verification of information and matching between two parties in a securities or futures transaction which is followed by the subsequent settlement of that transaction in exchange for payment or margin deposit. Custody services are the safe-keeping and managing of another party’s assets, such as securities, as well as customer account maintenance and customized data processing services. Clients for whom we provide securities clearing and custody services are generally referred to as our “correspondents” or “introducing brokers.” Through a recent acquisition, we now also provide commodity risk management and other services to certain of our futures customers.

We have made substantial investments in the development of customized data processing systems that we use to provide these “back-office” services to our correspondents on an integrated, efficient and cost-effective basis, allowing us to process a high volume of transactions without sacrificing stability and reliability. In 2008, we processed an average of 1.2 million equity transactions, 735,000 equity options contracts and 541,000 futures contracts per day. Our products and services reduce the need for our correspondents to make significant capital investments in a clearing infrastructure and allow them to focus on the core competencies of their businesses. These systems also enable our correspondents to provide customized, timely transaction and account information to their customers, and to monitor the risk level of their customers on a real-time basis. We have found that our comprehensive suite of advanced technology solutions is an important factor in winning new correspondents.

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

Technology and data products

An important component of our business strategy is to identify and deploy technologies relevant to our target markets. Our technology and data product offerings, which are principally developed and marketed through our Nexa subsidiary, include customizable front-end trading platforms, a comprehensive database of real-time and historical U.S. and international equities, options and futures trade data, and order-management services. This technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. Our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients. Our technology revenues generally include revenues from software development and customization of products and features, but our technology products are designed to generate substantial subscription-based revenues. The majority of our technology revenues are recurring in nature and are generated by correspondents under contracts that generally have initial terms of two years.

Our competitive strengths

Established market position as the largest independent provider of correspondent clearing services in our primary markets.

We have grown organically and through acquisitions to become the leading independent provider of securities clearing services in our primary markets with 302 active correspondents in the U.S., Canadian and U.K. markets, which includes 43 futures correspondents as of December 31, 2008. As of December 31, 2008 (based on the number of correspondents), we were the largest independent clearing broker-dealer in both the U.S. and Canada, as well as the second largest clearing broker in the U.K. Furthermore, as of December 31, 2008 (based on the number of correspondents), we are also the third largest clearing broker in the U.S. overall. Unlike most other major clearing service providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider of securities clearing services in our primary markets is a significant differentiating factor.

Fully-integrated securities-processing and technology solutions.

We are a leading provider of infrastructure to financial intermediaries, offering integrated solutions with the ability to address all major securities-processing needs. Through the integration of our own technology across all of our products and services, we have been able to expand our client base and increase our revenue from existing clients. Our products and services facilitate trading in multiple markets, asset classes and currencies, with integrated execution, clearing and settlement solutions. It is our belief that, while some clients are willing to obtain these products from multiple vendors, many will determine that it is easier to obtain solutions with lower integration costs and risks from one provider that can also address the regulated securities aspects of their business.

Flexible services and infrastructure.

We provide a broad offering of infrastructure, technology and data products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. We work closely with each of our clients to tailor the set of products and services appropriate for their individual needs.

Highly attractive and diversified client base.

Our client base comprises the following categories:  online, direct market access, institutional, retail and algorithmic, options, futures and other. For the year ended December 31, 2008, no single category of customer represented more than 17.1% of total net revenues. In addition, no single customer represented more than 4.8% of net revenue, with our top ten customers only constituting 27.0% of our net revenues. Additionally, we have diversified our client base internationally through our operations in Canada, the U.K. and Asia, and by asset class through expanding our operations into the futures business and foreign exchange businesses.

Scalable, recurring revenue model.

Our business benefits from a highly scalable platform which is capable of processing significant additional volume with limited incremental increases in our expenses. We receive a recurring stream of revenues based on the trading volumes of each of our correspondents with a low marginal cost to process transactions. We typically maintain two- to three-year exclusive contracts with our correspondents. Furthermore, there are typically high switching costs as the transition from one provider of clearing services to another is disruptive to a correspondent’s business. In addition, a significant portion of our technology revenues are based on ASP arrangements with clients, linked to transactions and users. Thus, we become even more indispensable to our clients by not only licensing them our software but by also providing them with hardware to run our products along with related support services.

Proven and highly motivated management team.

With an average of 33 years of industry experience and holding a substantial equity interest in Penson, our three-member Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son, our Chairman, Chief Executive Officer and President, respectively, founded our business in 1995 and have built it to its current position.

Business strategies

Leverage existing platform to expand our product offerings and client base.

We believe our infrastructure provides a leading fully-integrated securities clearing and technology product package to our core market, and additional products can be offered and new clients can be added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•	Focusing on high-volume direct access and online broker-dealers and the futures trading industry. We will continue to target our clearing services to the growing futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service.

•	Further expanding our client base in the institutional and retail brokerage markets. We are expanding our focus on the traditional institutional and retail brokerage industry. Many institutional and retail brokers in the U.S. have outsourced their clearing functions, and we believe this trend is now increasing internationally, which creates opportunities for us on a global basis. We are also targeting these firms for our technology products and services.

•	Expanding our client base in the quantitative trading sector. Our technology products enable us to increasingly market our services to the rapidly growing quantitative trading sector. This sector is among the most significant drivers of growth in the overall securities markets and we intend to increase our focus on these clients.

•	Expanding our futures business. Our purchase of GHCO in February, 2007 was a significant step in expanding our futures clearing operations and our purchase of FCG in November, 2007 gives us the ability to expand our futures offering to clients that need risk management and other services.

•	Expand offering of portfolio margining. Portfolio margining allows us to extend margin lending to cover a percentage of the purchase price of securities higher than the percentage required under Regulation T based on a risk calculation model approved by the SEC. We approve our correspondents internally for portfolio margining based on several factors, the most important of which is account size. At December 31, 2008, we had 322 portfolio margining accounts with a weighted average balance of approximately $39.9 million.

Expanding our operations internationally.

We believe our ability to service clients internationally will become more important as investors increasingly trade on a global basis. In addition, we intend to expand our margin lending business internationally. Our presence in the non-U.S. markets gives us several opportunities to pursue additional revenues across our product and service offerings. It allows us to better serve our customers who are U.S.-based by helping facilitate their growth and providing them with greater access to international markets. It also gives us greater access to the potential customer base in those local markets. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008, and we intend to expand our offering of technology products in Asian markets in 2009.

Enhance revenue potential of each client relationship.

We intend to grow in part by selling additional products to our existing clients. Many of our correspondents currently only utilize our clearing services, but we maintain a broad product suite across geographies that provides us with a significant opportunity to cross-sell our execution services to our current base of correspondents. We believe we have a significant opportunity to offer the full spectrum of clearing and execution services to many of Nexa’s clients, as well as offering technology services to our clearing and execution clients. For example, thinkorswim, Inc. started as a customer in the U.S. predominantly utilizing our options clearing service. After the acquisition of GHCO, we were able to convert them to our futures platform and subsequently we were able to capture their Canadian business.

Capitalize on industry trends.

We are positioned to benefit from several broad industry trends, including internationalization of trading activity, consolidation among service providers, and increased demand for trading infrastructure that supports multiple products on the same computer terminal, including equities, options, futures and foreign exchange as well as increased outsourcing of securities-processing.

Pursue accretive acquisitions.

Through our past acquisitions, we have grown internationally, expanded our product base and added correspondents. As of December 31, 2008, we had successfully integrated our acquisitions of Computer Clearing Services, Inc. (“CCS”), the clearing operations of Schonfeld Securities LLC, GHCO and FCG. While we will continue to invest in developing and enhancing our existing business solutions, we also intend to continue to pursue accretive acquisitions that will expand our technology product offerings, our clearing service capability and our client base.

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

Our U.S. securities clearing broker is PFSI, which is registered with the SEC and is a member of the following: New York Stock Exchange, NYSE Alternext, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ, NYSE ARCA Equities Exchange, NYSE ARCA Options Exchange, Philadelphia Stock Exchange, OneChicago, DTC, Euroclear, ICMA, MSRB, FINRA, NSCC, Options Clearing Corp., and Securities Investor Protection Corporation (“SIPC”) and is a participant of the Boston Options Exchange (“BOX”).

With respect to futures transactions, Penson GHCO provides our clearing and execution services for futures and FCG provides risk management and consultation services for some of our futures clients. Penson GHCO is regulated by the CFTC, the NFA and the FSA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, London International Financial Futures Exchange, the Minneapolis Grain Exchange, the Clearing Corporation, and the London Clearinghouse.

Canada

PFSC provides clearing services in accordance with the rules of the IIROC. Canada has four types of approved clearing models and our Canadian operation is approved for all of these. We concentrate primarily on providing services to Type 2 and Type 3 correspondent brokers. As a Type 2 or 3 carrying broker, our key responsibilities may include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, statements of securities and money balances held by us for customers.

PFSC is our Canadian clearing broker and provides fully-disclosed and omnibus clearing services to the Canadian markets. In an omnibus relationship, the identity of the end customer is not always known to us. PFSC is a participating organization of the Toronto Stock Exchange, an approved participant with the Montreal Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems. PFSC is a member of the Canadian Investor Protection Fund and is regulated by the IIROC and the securities regulatory authorities of each province and territory in Canada.

United Kingdom

In the U.K. we offer a broad range of securities clearing services that include: Model A and Model B clearing and settlement, Euroclear, global custody, customized data processing, regulatory reporting, execution, and portfolio management and modeling systems. In Model A clearing, we provide a purely administrative back-office service and act as agent for our correspondents’ customers, and supply these customers with the information needed to settle their transactions. Model B clearing provides the authority to process transactions under a fully-disclosed clearing model similar to the U.S. Under Model B clearing, we assume the positions and therefore full liability for the clearing and settlement of the trades. All our correspondents in the U.K. are categorized as Professional Clients under FSA Rules.

PFSL is our U.K. clearing broker. In the U.K., PFSL is a member of the London Stock Exchange and is authorized and regulated by the FSA.

Asia

We opened Penson Asia, our first Asian office, in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008. We entered into five technology services agreements with correspondents primarily related to North American and U.K. securities through our Penson Asia office in 2008 and expect to further expand our Asian business in 2009.

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

Holding and safeguarding securities and cash deposits

We hold and safeguard securities and cash deposits of our correspondents’ customers, which requires us to take legal responsibility for those assets. Many of our correspondents do not have the ability to hold securities and cash deposits due to regulatory requirements that require that the holder must comply with the net capital rules of the SEC and other regulators with respect to these activities.

Securities lending and borrowing

We lend securities that we hold for our correspondents and their customers to other broker-dealers as a means of financing our business and facilitating transactions. We also engage in conduit activities where we borrow securities from one broker-dealer and lend the same securities to another broker-dealer. This lending is permitted under and governed by SEC rules. See “Government regulation” and “Regulation of securities lending and borrowing.” All of our securities borrowing and lending activities are performed under a standard form of securities lending agreement, which governs each party’s rights to mark securities to market.

Proprietary trading

Certain of our subsidiaries engage in limited forms of proprietary trading. This trading includes computerized trading and non-automated trading strategies involving taking short-term proprietary positions in equities, options, fixed income and other securities, derivatives and foreign currencies. In general, these strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with hedging strategies and the use of derivatives contracts designed to mitigate the risk associated with these proprietary positions. These activities in the aggregate are insignificant to revenues and pretax income.

Futures products

In addition to the futures clearing services provided by Penson GHCO, our FCG subsidiary provides retail, risk management and consultation services for certain of our futures clients.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. During 2008, we entered into an agreement with SunGard that requires SunGard to provide a dedicated non-stop processing platform for the processing of our U.S. clearing operations. We moved our clearing operations to the dedicated platform in the first quarter of 2009. Additionally, our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

Our technology and data product offerings include customizable front-end trading platforms, a comprehensive database of historic U.S. and international equities, options and futures trade data, and order-management services. Our approach to the development and acquisition of technology has allowed us to create an evolving suite of products that provides specific solutions to meet our clients’ individual requirements. We also provide risk management and consultation services to our futures customers through the FCG division of our Penson GHCO subsidiary.

Nexa provides our clients with innovative trading management technology with a global perspective. Nexa specializes in direct access trading technology and provides complete online brokerage solutions, including direct access trading applications, browser-based trading interface, back-office order management systems, market data feeds, historical data, and execution technology services, generally on a license-fee basis. Nexa’s FastPath product provides a full suite of Financial Information Exchange (“FIX”) gateway solutions for clients who require global connectivity, high throughput and reliability. FIX execution solutions allow clients to automatically transmit, receive or cancel advanced-order types, execution reports, order status, positions, liquidity flags and account balances. Clients can connect using their own front-end or back-office applications or utilize applications available from Nexa. We generally provide our solutions to our clients on a private-labeled basis to emphasize the client’s branding.

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

Our technology revenues generally include revenues from software development, customization of products and features and licensing fees, but our technology products are designed to generate substantial subscription-based revenue over time. Our technology revenues have increased over the last year from $15.2 million in 2007 to $22.2 million in 2008.

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

Global execution infrastructure

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

Global data products

We believe it is critical to provide our clients with global trade data solutions. Nexa provides research-quality, historical intraday time series data plus real-time data feeds for the commodity and equity markets. Our suite of data products was significantly enhanced by our acquisition of the Tick Data assets in January 2005. Its database of historical intraday equities, options and futures data from exchanges in North America, Europe and Asia is presented tick-by-tick and is delivered in a compressed, proprietary format. The database of historical cash index data contains the most widely followed equity indices. Nexa also offers TickStream, a fully customized, low latency, real-time market data feed. Data is delivered through a simple-to-use application program interface (“API”) and powered by advanced ticker plants that have multiple direct connections to global exchanges. While these products do not currently generate material revenues, we provide data to over 3,000 clients, which we believe provides significant opportunities for cross-selling our other products and services.

Nexa has also built its own data ticker plant to access data from most U.S. and many foreign exchanges and market centers. We have also licensed certain foreign data from other sources. The result is a very comprehensive offering of real-time, delayed and historical data that we can market to our clients. As with the international execution hub, our clients can use our data solutions together with or independent of our other products and services. This enables us to compete with major securities data providers to offer comprehensive data solutions. Furthermore, historical data offerings are not offered by most data services providers or clearing firm competitors and enable us to serve new client segments such as algorithmic traders and hedge funds to which we have had relatively less historical exposure through our clearing operations.

Key licensed technology and proprietary customization

We license a software program called Phase3 from SunGard. Phase3 is an online, real-time data processing system for securities transactions. Phase3 performs the core settlement functions with industry clearing and depository organizations. During 2008, we entered into an agreement with SunGard that requires SunGard to provide a dedicated non-stop processing platform for the processing of our U.S. clearing operations. We moved our clearing operations to the dedicated platform in the first quarter of 2009. We have built a significant amount of proprietary software around Phase3 which allows us to customize Phase3 to meet each of our client’s unique needs. This customization increases the reliability and efficiency of our data processing model and permits us to process trades more quickly than if we relied on Phase3 alone. This customization also offers our clients more flexible access to information regarding their accounts, including the ability to:

•	see critical information in real-time on a continuously updated basis;

•	manage their buying power across different accounts containing diverse instruments such as equities, options and futures, and;

•	receive highly customized reports relating to their activity.

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers, both through our non-U.S. affiliates and directly, to access leading-edge products and services when trading in the U.S. markets. We offer third party software that we have licensed, which we believe offers an increased variety of settlement and clearing applications, to certain of our Canadian correspondents who trade futures products.

Sales and marketing

We focus our sales and marketing efforts in the U.S. primarily on the direct access and online sectors. We have also started to focus our efforts on the algorithmic trading and hedge fund sectors of the global securities and investment industry. We are aggressively marketing execution-only services to the global financial services market. In addition, we believe that a significant opportunity exists in foreign markets as the adoption of online trading expands in other countries. We have capitalized on this opportunity by implementing cross-border and multi-currency trade processing capabilities.

Following the completion of our IPO in May 2006, we increased our sales and marketing staff to take advantage of the additional financial resources which allowed us to expand our correspondent base. We significantly expanded our marketing efforts in Asia in 2008. We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

We generally enter into standard clearing agreements with our securities correspondents for an initial term of two years, during which we provide clearing services based on a schedule of fees determined by the nature of the financial instrument traded and the volume of the securities cleared. In some cases our standard contract will also include minimum monthly clearing charge requirements. Subsequent to the initial term, these contracts typically allow the correspondent to cancel our services upon providing us with 45 days written notice. Futures clearing contracts between us and our correspondents are generally terminable on 30 days notice. Futures clearing contracts directly between us and our customers are generally terminable at will.

As of December 31, 2008, we had 302 active correspondents worldwide, consisting of 259 active securities clearing correspondents and 43 active futures clearing correspondents. Of the 259 active securities clearing correspondents, 204 are located in the U.S., while our U.K. and Canadian clearing operations provide services for 17 correspondents and 38 correspondents, respectively. Before conducting business with a correspondent, we review a variety of factors relating to the prospective correspondent, including the correspondent’s experience in the securities industry, its financial condition and the personal backgrounds of the key principals of the firm. We seek to establish relationships with correspondents whose management teams and operations we believe will be successful in the long-term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

Strategic acquisitions

We have engaged in a number of acquisition transactions which have facilitated our ability to expand our client base and provide leading-edge technology infrastructure as well as to open international markets, positioning us to pursue a strategy of combining our increasingly global securities offerings with enhanced technology offerings on a multi-instrument, multi-currency, international platform. To date, none of our acquisitions have exceeded the defined significant subsidiary thresholds pursuant to Section 1-02(w) of SEC Regulation S-X.

In November 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and initially paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income, as defined in the purchase agreement, and approximately 150,000 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, we have agreed to pay an annual earnout of cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. We finalized the acquisition valuation during the 3rd quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. We accrued approximately $8.7 million related to the first year of the earnout period, of which $4.5 million was paid as of December 31, 2008. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

In November 2006, we entered into an agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. We closed the transaction in February 2007 and paid $27.9 million, including cash and approximately 139,000 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, we agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. We did not make an earnout payment relating to the first year of the integrated Penson GHCO acquisition (See Note 25 to our consolidated financial statements).

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. We closed the transaction in November 2006 and in January 2007, we issued approximately 1.1 million shares of common stock, valued at approximately $28.3 million, to the previous owners of Schonfeld as partial consideration for the assets acquired. In addition, we have agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the purchase agreement, of the acquired business. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008. At December 31, 2008, a liability of approximately $17.5 million was accrued as a result of the second year earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. We successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007.

Competition

The market for securities clearing and margin lending services is highly competitive. We expect competition to continue and intensify in the future. We encounter direct competition from firms that offer services to direct access and online brokers. Some of these competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America, MF Global Ltd. (formerly Man Financial) and RJ Obrien & Associates LLC. We also encounter competition from other clearing firms that provide clearing and execution services to the securities industry. Most of our competitors are affiliated with large financial institutions.

We believe that the principal competitive factors affecting the market for our clearing and margin lending services are breadth of services, technology, financial strength, client service and price. Based on management’s experience, we believe that we presently compete effectively with respect to most of these factors.

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

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with FINRA, NFA, the various stock and futures exchanges and other SROs require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money-laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination the operations of the Company or the suspension or disqualification of our directors, officers or employees. In the ordinary course of our operations, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

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

The securities and financial services industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally. Due to its focus on technology products, which are generally not subject to the regulatory regimes applicable to securities trading, Penson Asia is not subject to many of the same restrictions that apply to our U.K. and Canada subsidiaries.

The regulatory environment in which we operate is subject to change. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms.

Regulation of clearing activities

We provide clearing services in the U.S., Canada and Europe through our subsidiaries. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our provision of futures in addition to securities clearing services, we are also subject to additional CFTC, NFA and futures exchange regulations. As a result, we must comply with an increased amount of regulatory requirements and face additional liabilities if we are not able to comply with the regulatory environment.

Regulation of securities lending and borrowing

We engage in securities lending and borrowing services with other broker-dealers by lending the securities that we hold for our correspondents and their customers to other broker-dealers, by borrowing securities from other broker-dealers to facilitate our customer transaction activity, or by borrowing securities from one broker-dealer and lending the same securities to another broker-dealer. Within the U.S., these types of securities lending and borrowing arrangements are governed by the SEC and the rules of the Federal Reserve. The following is what we believe to be a descriptive summary of some important SEC and Federal Reserve rules that govern these types of activities, but it is not intended to be an exhaustive list of the regulations that govern these types of activities.

Our securities lending and borrowing activities are primarily transacted through our U.S. broker-dealer subsidiary, which is subject to the SEC’s net capital rule and customer protection rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to ensure that broker-dealers will have adequate resources, including a percentage of liquid assets, to fund expenses of a self or court supervised liquidation. See “Business — Government regulation” and “Regulatory capital requirements.” While the net capital rule is designed to ensure that the broker-dealer has adequate resources to pay liquidation expenses, the objective of the SEC’s customer protection rule is to ensure that investment property of the firm’s customers will be available to be distributed to customers in a liquidation. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that broker-dealers promptly obtain possession or control of customers’ fully-paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

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

Regulation T was issued by the Federal Reserve pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by brokers-dealers, as well as to regulate the extension of credit by broker-dealers. With respect to securities borrowing and lending, Regulation T requires that a borrowing or lending of securities by a broker-dealer be for a “proper purpose,” i.e. for the purpose of making delivery of the securities in the case of short sales, failure to receive securities required to be delivered, or other similar situations. If a broker-dealer reasonably anticipates a short sale or fail transaction, a borrowing may be made by the broker-dealer up to one settlement cycle in advance of trade date.

Regulation T also regulates payment requirements for transactions in customer cash accounts and the level of credit extended in customer margin accounts. A broker-dealer may extend credit to a customer in a margin account only against collateral consisting of cash or margin-eligible securities, as defined in the Exchange Act or “margin securities,” as defined in Regulation T. Under Regulation T, the current required initial margin for a long position in a margin equity security is 50 percent of the current market value of the security. The required margin for a short position is 150 percent of the current market value of the security. Maintenance margin requirements are set in accordance with the rules of the SROs. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the US Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in the second quarter of 2007 and have 322 portfolio margining accounts as of December 31, 2008.

With respect to such securities borrowing and lending, Regulation SHO issued under the Exchange Act generally prohibits, among other things, a broker-dealer from accepting a short sale order unless either the broker-dealer has already borrowed the security, has entered into a bona-fide arrangement to borrow the security or has “reasonable grounds” to believe that the security can be borrowed so that it can be delivered on the date delivery is due and has documented compliance with this requirement. . Effective October 17, 2008, the SEC adopted Rule 204T under the Exchange Act, which requires broker-dealers and clients to make delivery on short sales effected in the U.S. no later than T+3. Under Rule 204T, a clearing broker-dealer that does not purchase or borrow securities to cover any fail position as of the opening of trading on T+4 is subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty will apply until the clearing broker-dealer purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker-dealer becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker-dealer from effecting short sales for its own account or for that of any correspondent broker-dealer or customer unless the clearing broker-dealer has borrowed the securities in question or has entered into a bona-fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to a correspondent broker-dealer that is responsible for the fail position. Accordingly, if we have a fail position that we are unable to timely cover, or where the fail position was the responsibility of one of our correspondent broker-dealers and we cannot allocate the close-out responsibility to it, we would be subject to the borrowing penalty. We could remain subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Rule 204T is due to expire on July 31, 2009, unless extended. Because of the requirements of Rule 204T, our costs associated with securities borrowings to facilitate customer short selling may significantly increase and the scope of our securities lending business may significantly decrease, which will adversely affect our operations and financial condition.

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

Regulation of internet activities

Our business, both directly and indirectly, relies extensively on the Internet and other electronic communications gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the governmental agencies within the U.S. and elsewhere are beginning to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our correspondents’ abilities to transact business through the Internet or other electronic communications gateways.

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

Failure to maintain the required net capital would require us to cease securities activities during any period where we did not meet minimum levels of net capital and may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require liquidation of our U.S. clearing operations. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce our net capital below required levels. Finally, FINRA rules prevent a broker-dealer from expanding its business or permit FINRA to require reductions in the broker-dealer’s business for broker-dealers experiencing financial or operational difficulties.

The net capital rule also requires notice to regulators with respect to certain capital withdrawals and provides that the SEC may restrict any capital withdrawal, including the withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates, if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the net capital rule provides that the total outstanding principal amount of a broker-dealer’s indebtedness under specified subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from PFSI, which in turn could limit our ability to pay dividends, repay or repurchase debt, including the notes, or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our U.K. subsidiary is subject to FSA rules that require it to maintain adequate financial resources (including both capital resources and liquidity resources) in order to meet its liabilities as they fall due. The current capital resources requirement for the subsidiary is approximately £2.0 million although the capital resources requirement will vary depending on the current expenditure, liabilities and risks incurred or assumed. Capital resources may be constituted by eligible share capital and eligible subordinated debt. The subsidiary must constantly monitor compliance with its financial resource requirements, regularly submit financial reports to the FSA (monthly) and report any breach of the financial resource requirements to the FSA. A breach of the financial resource requirements may result in disciplinary action against the subsidiary for which it may receive a financial penalty, or where the breach is serious, a suspension or cessation of the subsidiary’s business and a withdrawal of the subsidiary’s authorization to conduct investment business in whole or in part. The imposition of FSA disciplinary sanctions, the temporary suspension of business or the partial revocation of the subsidiary’s authorization to conduct investment business may severely damage the reputation of the subsidiary and result in diminution of earnings. The revocation of the subsidiary’s authorization to conduct investment business in the U.K. may result in a discontinuation of our U.K. operations and the loss of its revenues.

PFSC is a member of the IIROC, an approved participant with the Montreal Exchange, a participating organization of the Toronto Stock Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems. PFSC is subject to rules, including those of the IIROC, relating to the maintenance of capital. The IIROC regulates the maintenance of capital by member broker-dealers by requiring that broker-dealers periodically calculate their risk adjusted capital, referred to as RAC, in accordance with a prescribed formula which is intended to ensure that members will be in a position to meet their liabilities as they become due.

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

Furthermore, the IIROC rules provide for an early warning system which is designed to provide advance warning of a member encountering financial difficulties. Various parameters based on prescribed calculations involving the member’s RAC are designed to identify members with capital adequacy problems. If any of the parameters are violated, several sanctions or restrictions are imposed on the member. These sanctions, which may include the early filing of a monthly financial report, a written explanation to the IIROC from the Chief Executive Officer and Chief Financial Officer, a description of the resolution, or an on-site visit by an examiner, are designed to reduce further financial deterioration and prevent a subsequent capital deficiency.

Failure of a member to maintain the required risk adjusted capital as calculated in accordance with applicable IIROC requirements can result in further sanctions such as monetary penalties, suspension or other sanctions, including expulsion of the member.

Our futures clearing business is subject to the capital and segregation rules of the CFTC, NFA, and futures exchanges in the U.S. and the FSA and futures exchanges in the U.K. Our acquisition of GHCO and FCG substantially increased our exposure to these rules as well as the capital requirements of applicable exchanges and clearing houses of which we are a clearing member. If we fail to maintain the required capital or violate the customer segregation rules, we may be subject to monetary fines and the suspension or revocation of our license to clear futures contracts and carry customer accounts. Any interruption in our ability to continue this business would impact our revenues and profitability.

Margin risk management

Our margin lending activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

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

State and provincial regulation

Our subsidiary, PFSI, is a broker-dealer authorized to conduct business in all 50 states and the District of Columbia under applicable state securities regulations. PFSC is authorized to conduct business in all major provinces and territories in Canada.

Employees

As of December 31, 2008, we had 1,058 employees, of whom 480 were employed in clearing operations, 336 in technology support and development, 38 in sales and marketing and 204 in finance and administration. Of our 1,058 employees, 752 are employed in the U.S., 62 in the U.K., 237 in Canada and seven in Asia. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Public reporting

Once filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.penson.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains the reports we file with the SEC. We also make available on our website, free of charge, our Code of Business Conduct and Ethics, our Corporate Business Principles and Governance Guidelines, and the charters for our Nominating and Corporate Governance, Audit and Compensation Committees. Any stockholder who so requests may obtain a printed copy of any of these documents, free of charge, by writing to us at 1700 Pacific Avenue, Suite 1400, Dallas, Texas 75201, Attention: Corporate Secretary.

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

The market for securities and futures processing infrastructure products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. Our competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America, MF Global Ltd. (formerly Man Financial) and RJ Obrien & Associates LLC. Many of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours. There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

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

Our ten largest current clients accounted for 27.0% of our total net revenues for the year ended December 31, 2008, while no client accounted for more than 4.8% of net revenues. The loss of even a small number of these clients at any one time could cause our revenues to decline. Our clearing contracts generally have an initial term of two years, and allow the correspondent to cancel our services upon providing us with 45 days of notice, in most cases after the expiration of the fixed term. Many of our futures clearing contracts with correspondents may be terminated with a 30-day notice. Our clearing contracts with these correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. There can be no assurance that our largest clients will continue to use our products and services.

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

In the past, clearing firms in the U.S. have been held liable for failing to take action upon the receipt of customer complaints, failing to know about the suspicious activities of correspondents or their customers under circumstances where they should have known, and even aiding and abetting, or causing, the improper activities of their correspondents. Although our correspondents provide us with indemnity under our contracts, we cannot assure you that our procedures will be sufficient to properly monitor our correspondents or protect us from liability for the acts of our correspondents under current laws and regulations or that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations. If we fail to implement proper procedures or fail to adapt our existing procedures to new or more restrictive regulations, we may be subject to liability that could result in substantial costs to us and distract our management from our business.

Sharp decreases in short-term interest rates have negatively impacted the profitability of our margin lending business.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Recent decreases in short-term interest rates have contributed to a decrease in our profitability and will continue to do so while lower rates continue to be in effect. Assuming constant customer balances, we expect that a 25 bps change in the federal funds rate would affect our pre-tax income by approximately $750,000 per quarter.

Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Federal Reserve usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the lower end of its historical range, as it is today. Interest rates in Canada and Europe are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2008, our receivables from customers and correspondents were $822.3 million, which predominantly reflected margin loans. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons, including the fact that:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	an order to stop transfer by the issuer of securities may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Federal Reserve and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customers’ equity in the account is at least 25% of the value of the securities in the account. We are also subject to rules and regulations in Canada and the U.K. with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. In addition, for our portfolio margining accounts, we are able to extend substantially more credit to approved customers pursuant to a risk formula adopted by the SEC. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondents and customer accounts.

We rely, in part, on third parties to provide and support the software and systems we use to provide our services. Any interruption or cessation of service by these third parties could harm our business.

We have contracted with SunGard Data Systems and IBM Canada Limited (“IBM Canada”) to provide a major portion of the software and systems necessary for our execution and clearing services. On September 25, 2008, we entered into an amendment to our current agreement with SunGard that requires SunGard to provide a dedicated non-stop processing platform for the processing of our U.S. clearing operations. Our current agreement with SunGard will expire in the first or second quarter of 2014, depending upon when certain new pricing terms under the amendment become effective, but can be terminated by SunGard upon written notice in the event that we breach the agreement. Our current agreement with IBM Canada which expired in December 2008, is currently operating on a month-to-month basis. We expect to renew our agreement with IBM Canada during the first or second quarter of 2009. The agreement with IBM Canada can be terminated by IBM Canada upon written notice in the event that we breach the agreement. In the past, we have experienced processing delays, occasional hardware and software outages with SunGard and IBM Canada. Any major interruption in our ability to process our transactions through SunGard or IBM Canada would harm our relationships with our clients and impact our growth. We also license many additional generally available software packages. Failures in any of these applications could also harm our business operations.

We rely on SunGard, IBM Canada and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. We believe that the provision of a dedicated non-stop processing platform by SunGard will allow us to process the U.S. trade volume we anticipate for 2009 and beyond. If in the future, however, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis or to allocate sufficient capacity to meet our trading volume requirements could harm relationships with our clients and our ability to achieve our projected level of growth.

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

We may be subject to material litigation proceedings that could harm our business.

We are subject from time-to-time to legal claims or regulatory matters involving stockholder, customer, and other issues on a global basis, based on our activity or the activity of our correspondents. As described in “Item 3: Legal Proceedings,” we are currently engaged in a number of litigation matters. These matters include our involvement in a bankruptcy proceeding concerning Sentinel Management Group, Inc. (“Sentinel”), which is described in detail in Item 3. The bankruptcy trustee in this matter is seeking the return of pre- and post-bankruptcy petition transfers made to Penson GHCO and PFFI, to which we have objected. We intend to vigorously defend this position, but we are not able to predict the outcome of this dispute at this time. In the event that Penson GHCO and PFFI are obligated to return a substantial portion of previously distributed funds to the Sentinel estate, it could have a material adverse effect on our operating results for the period in which the payment is made.

Litigation generally is subject to inherent uncertainties, and unfavorable rulings can occur. An unfavorable ruling in any matter could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from providing clearing or technology services. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

Any slowdown or failure of our computer or communications systems could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems, including back up systems, are maintained at various locations such as Texas, Chicago, New Jersey, Toronto, Montreal and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

•	computer viruses or undetected errors in our internal software programs or computer systems;

•	inability to rapidly monitor all intraday trading activity;

•	inability to effectively resolve any errors in our internal software programs or computer systems once they are detected;

•	heavy stress placed on our systems during peak trading times; or

•	power or telecommunications failure, fire, tornado or any other natural disaster.

The average daily trade volume generated by our correspondents increased dramatically from 2006 to 2008. We believe that the additional software we licensed and changes we made to our operating procedures allowed us to accommodate the increased volume. While we continue to monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to accurately predict future volume increases or volatility or that our systems will be able to accommodate these volume increases or volatility without failure or degradation. Any significant degradation or failure of our computer systems, communications systems or any other systems in the clearing or trading processes could cause the customers of our clients to suffer delays in the execution of their trades. These delays could cause substantial losses for our clients or their customers and could subject us to claims and losses, including litigation claiming fraud or negligence, damage our reputation, increase our service costs, cause us to lose revenues or divert our technical resources.

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

The global securities and futures industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. For example, an increasing number of our clients are from market segments including hedge funds, algorithmic traders and direct access customers who demand increasingly sophisticated products. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, products and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards and to address the increasingly sophisticated requirements of our clients.

Our existing correspondents may choose to perform their own clearing services as their operations grow, in which case we would lose the revenues generated by such correspondents.

We market our clearing services to our existing correspondents on the strength of our ability to process transactions and perform related back-office functions at a lower cost than the correspondents could perform these functions themselves. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to in the securities industry as “self-clearing.” As the transaction volume of a correspondent grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing firms to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. If our clients choose to self-clear, we would lose their revenue and our business could be adversely affected.

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

Over the past few years, our business strategy has included engaging in acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in international markets. We have completed four acquisitions since 2006, including the acquisitions of GHCO and FCG in 2007, which significantly expanded our futures business. In the future, we plan to acquire additional businesses or technologies as part of our growth strategy. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

•	diversion of management’s time and attention to the negotiation of the acquisitions;

•	difficulties in assimilating acquired businesses, technologies, operations and personnel including, but not limited to, the increased trade volume of acquired businesses;

•	the need to modify financial and other systems and to add management resources;

•	assumption of unknown liabilities of the acquired businesses;

•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;

•	dilution to our existing stockholders due to the issuance of equity securities, which may make it difficult for us to raise capital in equity financing in the future;

•	possible adverse short-term effects on our cash flows or operating results; and

•	possible accounting charges due to impairment of goodwill or other purchased intangible assets.

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

Our inability to obtain credit on favorable terms could significantly restrict our business activities

Our primary credit facility is set to expire in May 2009. There is no guarantee that we will be able to renew our credit facility or obtain credit from an alternative source on favorable terms. Failure to renew our existing credit facility or obtain suitable alternative funding may significantly curtail our business activities, which will have a materially adverse effect on our financial condition.

Our revenues may decrease due to declines in trading volume, market prices, liquidity of securities markets or proprietary trading activity.

We generate revenues primarily from transaction processing fees we earn from our clearing operations and interest income from our margin lending activities and interest earned by investing customers’ cash. These revenue sources are substantially dependent on customer trading volumes, market prices and liquidity of securities markets. Over the past several years the U.S. and foreign securities markets have experienced significant volatility. Sudden or gradual but sustained declines in market values of securities can result in:

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

Certain of our subsidiaries engage in proprietary trading activities. Please see our discussion in “Business — Securities-processing” and “Proprietary trading.” Historically these activities have accounted for a very small portion of our total revenues and net income. With respect to most of such trading, we endeavor to limit our exposure to markets through, among other means, employing hedging strategies and by limiting the period of time for which we have exposure to markets. However, we are not completely protected against market risk from such trading at any particular point in time and proprietary trading risks could adversely impact operating results in a specific financial period.

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

Our significant non-U.S. operation exposes us to global exchange rate fluctuations that could impact our profitability.

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

We do not typically use financial instruments to hedge our income statement exposure to foreign currency fluctuations. A substantial portion of our revenues and cost of operating expenses are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period and financial position based on the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars.

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

The growth of electronic trading and the introduction of new products and technologies presents certain additional challenges. As we increasingly allow direct market access to our correspondents through our systems and as we allow certain of our correspondents to clear or execute some or all of their trades through third parties, we may face additional potential liabilities due to our inability to monitor all of the trading activities of our correspondents. If we cannot adequately assess the risks involved with all of the trading activities of our correspondents, we may be unable to protect ourselves from those risks.

New short-selling requirements could increase our costs, adversely affect our securities lending business and, in the event we fail to comply, result in significant penalties.

Effective October 17, 2008, the SEC adopted Rule 204T under the Exchange Act, which requires clearing broker-dealers to make delivery on short sales effected in the U.S. no later than T+3. Under Rule 204T, clearing broker-dealers that do not purchase or borrow securities to cover any fail position as of the opening of trading on T+4 are subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty will apply until the clearing broker purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker from effecting short sales in that security for its own account or for that of any introducing broker or customer unless the clearing broker has borrowed the securities in question or has entered into a bona fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to an introducing broker that is responsible for the fail position. As the clearing broker-dealer, if we are unable to timely cover a fail position and cannot allocate the close-out responsibility to the broker-dealer that is responsible for the fail position, we would be subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Rule 204T is currently scheduled to expire on July 31, 2009, unless extended. Foreign jurisdictions in which we operate also have restrictions on short selling. Because of the requirements of Rule 204T and foreign restrictions on short selling, our costs associated with securities borrowings to facilitate customer short selling may significantly increase and the scope of our securities lending business may significantly decrease, which will adversely affect our operations and financial conditions. These changes and potential future regulatory changes related to short-selling of securities may have a negative impact on our ability to earn the spreads we have historically collected.

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

We principally clear futures and options contracts on behalf of our correspondents and their respective customers. Trading in futures and options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in futures and options contracts, which in turn raises the risk that a correspondent, introducing broker, or customer may not be able to fully repay its creditors, including us, if it experiences losses in its futures and options contract trading business. We have recently acquired the partnership interests of GHCO, and the limited liability company interests of FCG, which will substantially increase our operations in the futures markets. Because of this increased activity, we will face more exposure to the risks associated with the clearing of futures contracts.

We may not be able to or determine not to hedge our foreign exchange risk.

As a dealer for foreign exchange trades, we enter into currency transactions with certain of our institutional clients or other institutions using modeled prices that we determine and may seek to hedge our risk by making similar transactions on the various exchanges or electronic communication networks of which we are a participant. While we expect to be able to limit our risk in our transactions with our clients through hedging transactions on exchanges or ECNs or through other counterparty relationships, there is no guarantee that we will be able to enter into these transactions at prices similar to those which we entered into with our clients. In addition, while we may intend to enter into the hedging transactions after we enter into a transaction with our client or the relevant institution, it is possible that currency prices could fluctuate before we are able to enter into such hedging transactions or, for other reasons, we may determine not to hedge such risk.

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

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. In addition to these laws, we must comply with rules and regulations of the SEC, FINRA, the CFTC, the NFA, various stock and futures exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. On December 1, 2008, PFSI became a member of the New York Stock Exchange, which subjects us to additional rules and regulations. Broker-dealers and FCMs are subject to regulations covering all aspects of the securities and futures businesses, including:

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

We are subject to stringent rules imposed by the SEC, FINRA, and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital. Net capital is the net worth of a broker-dealer, less deductions, for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer’s proprietary securities positions. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, which, if not cured, could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue our clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from our subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay or repurchase debt, including the notes, at the parent company level and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against net capital could impede our ability to expand or even maintain our present volume of business.

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

Outside of the U.S., we are subject to other regulatory capital requirements. Our U.K. subsidiary is subject to capital adequacy rules that require our subsidiary to maintain stockholders’ equity and qualifying subordinated loans at specified minimum levels. If we fail to maintain the required regulatory capital, we may be subject to fine, suspension or revocation of our license with the FSA. If our license is suspended or revoked or if the capital adequacy requirements are changed or expanded, we may be required to discontinue our U.K. operations, which could result in diminished revenues.

As a member of the IIROC, an approved participant with the Montreal Exchange, a participating organization with the Toronto Stock Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems, PFSC is subject to the rules and policies of the IIROC and other rules relating to the maintenance of regulatory capital. Specifically, to ensure that the IIROC members will be able to meet liabilities as they become due, the IIROC requires its member broker-dealers to periodically calculate their risk adjusted capital in accordance with a prescribed formula. If PFSC fails to maintain the required risk adjusted capital, it may be subject to monetary sanctions, suspensions or other sanctions, including expulsion as a member. If PFSC is sanctioned or expelled or if the risk adjusted capital requirements are changed or expanded, PFSC may be required to discontinue operations in Canada, which could result in diminished revenues.

In addition, some of the investments we make in our business may impact our regulatory capital. We have made large investments into Nexa and expect to continue to do so in the future. Investments in non-regulated subsidiaries and increases in illiquid assets, including unsecured customer accounts decrease the capital available for our regulated subsidiaries. If we experience increased levels of unsecured and partially secured accounts in the future, our financial results may be harmed.

Procedures and requirements of the USA PATRIOT Act may expose us to significant costs or penalties.

As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the USA PATRIOT Act of 2001, which require that they know certain information about their customers and monitor transactions for suspicious financial activities. The cost of complying with the PATRIOT Act and related laws and regulations is significant. We may face particular difficulties in identifying our international customers, gathering the required information about them and monitoring their activities. We face risks that our policies, procedures, technology and personnel directed toward complying with the PATRIOT Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results and cash flows.

Risks related to our corporate structure

Our discontinued operations expose us to legal and other risks.

Although the split off transaction described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations,” occurred over two years ago, we may incur future liabilities related to the operations of the SAMCO entities. Due to the Company’s indirect ownership of the SAMCO entities prior to our initial public offering we may be exposed to additional liabilities beyond what we may ordinarily encounter in our typical customer relationships.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations of directors at meetings of our stockholders; and

•	the inability of stockholders to act by written consent or to call special meetings.

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

At the date of this report, our executive officers, directors and 5% stockholders will beneficially own, in the aggregate, approximately 36.9% of our outstanding common stock. As a result, these stockholders may have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to stockholders. The interests of these stockholders with respect to such matters could conflict with the interests of public stockholders.

The price of our common stock may be volatile.

Since the completion of our initial public offering in May 2006, the price at which our common stock has traded has been subject to significant fluctuation. The price of our common stock may continue to be volatile in the future and could be subject to wide fluctuations in response to:

•	reductions in market prices or volume;

•	changes in securities or other government regulations;

•	quarterly variations in operating results;

•	our technological capabilities to accommodate any future growth in our operations or clients;

•	announcements of technological innovations, new products, services, significant contracts, acquisitions or joint ventures by us or our competitors;

•	issuance and sales of our securities in financing transactions; and

•	changes in financial estimates and recommendations by securities analysts or our failure to meet or exceed analyst estimates.

As a result, shareholders may be unable to sell their stock at or above the price they paid for it.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to provide an attestation report as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are continuously evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) and rules and regulations of the SEC there under, which we refer to as Section 404. While we have not identified material weaknesses to date, we may from time to time identify conditions that may result in material weaknesses.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Description of property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. Beginning in January 2007, we began to lease approximately 13,100 additional square feet, which increased our fixed rent expenses by approximately $220,000 per year and our liability for additional rent. Including the new space, we lease approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, our subsidiaries lease approximately 13,340 square feet in London and 42,420 square feet in the Canadian cities of Montreal and Toronto for our subsidiaries. We also lease additional office space at locations in California, Illinois, New York, Minnesota, Wisconsin and Texas to support our operations. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”). Prior to the filing of this action, Penson GHCO and Penson Financial Futures, Inc. (“PFFI”) held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing total approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson GHCO, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The

Bankruptcy Court held confirmation hearings on August 12, 2008, and August 13, 2008, respectively, regarding the Committee Plan. The Court heard testimony regarding the Committee Plan and entertained objections from several parties. At the conclusion of the Committee Plan confirmation hearings, the Court granted all interested parties additional time to submit additional documents to the Court in support of their respective positions. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson GHCO and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson GHCO and PFFI by Sentinel are the property of the Sentinel Estate rather than the property of customers of Penson GHCO and PFFI. On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan. A motion to clarify the court’s ruling has been filed and the court has set a briefing schedule and will rule once all the pleadings have been filed. During the appeals process, there is no stay of the confirmation order and the Committee Plan has therefore become effective. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed a motion to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel case from the bankruptcy court and consolidate it with other Sentinel related actions in the federal district court. There can be no assurance that Penson GHCO’s or PFFI’s motion will be granted.

Various Claimants v. Penson Financial Services, Inc., et al.  On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”), a former correspondent of PFSI, to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June, 2004 to May, 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but, in that action, PFSI and Mr. Engemoen were not parties. The Company is, among other defenses asserted, seeking to have the court enforce the earlier arbitration panel determination.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance to be paid in cash. The remaining $2,165,243 indemnity obligation will be payable in cash, of which $600,000 is to be paid to the Company by no later than June 15, 2009 and the remainder by no later than December 31, 2009. Mr. Engemoen has guaranteed the payment of these obligations up to an aggregate of $2.0 million, within thirty (30) days of any default by the SAMCO Entities of their obligations under the settlement agreement. In addition to the above stated liabilities, the SAMCO Entities will also be responsible for any costs associated with collection under the foregoing settlement agreement together with any interest accrued on any past due amounts, and Mr. Engemoen will be responsible for any additional costs associated with collection under his guaranty together with any interest accrued on any past due amounts. The SAMCO Entities will remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

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

In the general course of business, the Company and certain of its officers have been named as defendants in other various pending lawsuits and arbitration proceedings. These other claims allege violation of federal and state securities laws, among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

The following table sets forth the high and low closing sales prices of our Common Stock, for the periods indicated.

	Price Range
	High	Low

2008
Quarter ended March 31, 2008	$14.26	$8.15
Quarter ended June 30, 2008	$13.61	$9.37
Quarter ended September 30, 2008	$19.11	$10.69
Quarter ending December 31, 2008	$13.48	$4.98
2007
Quarter ended March 31, 2007	$33.22	$25.32
Quarter ended June 30, 2007	$34.08	$24.10
Quarter ended September 30, 2007	$25.40	$15.50
Quarter ending December 31, 2007	$19.59	$13.58

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of March 9, 2009, there were 61 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be 3,717 as of March 9, 2009.

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

PWI’s purchases of its equity securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased(a)	Paid per Share	Programs	or Programs(b)

October	3,810	$12.92	—	362,899
November	6,958	$6.38	—	734,898
December	8,951	$7.44	—	630,195

(a)	Includes shares withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Recent sales of unregistered securities

None

Stock Performance Graph
Cumulative Total Return to Stockholders
Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index
% Return to Stockholders, May 16, 2006 to December 31, 2008

Total Return Performance

This comparison is based on a return assuming $100 invested May 16, 2006 in Penson Worldwide, Inc. Common Stock, the NASDAQ Composite Index and the NASDAQ Financial Stocks Index, assuming the reinvestment of all dividends. May 16, 2006 is the date the Company’s Common Stock commenced trading on the NASDAQ Global Select Market.

The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statements of income data for the three years ended December 31, 2008 and the summary consolidated balance sheet data as of December 31, 2008 and 2007 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our consolidated financial statements and the notes included in this Annual Report on pages F-2 through F-36. The consolidated statements of income data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004, all of which are set forth below, are based on the Company’s historical audited consolidated financial statements and the underlying accounting records.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated statement of income data:
Net revenues	$293,170	$264,725	$198,189	$127,907	$102,478
Total expenses(1)	276,521	222,767	160,611	123,229	94,296
Income from continuing operations before income taxes	16,649	41,958	37,578	4,678	8,182
Income tax expense	5,993	15,125	13,299	1,951	1,489
Income from continuing operations	10,656	26,833	24,279	2,727	6,693
Income from discontinued operations, net of tax(2)	—	—	243	177	1,060

Net income	$10,656	$26,833	$24,522	$2,904	$7,753

Earnings per share — basic
Earnings per share from continuing operations	$.42	$1.02	$1.07	$0.18	$0.51
Earnings per share from discontinued operations	—	—	0.01	0.01	0.08

Earnings per share	$.42	$1.02	$1.08	$0.19	$0.59

Earning per share — diluted
Earnings per share from continuing operations	$.42	$1.00	$1.05	$0.16	$0.43
Earnings per share from discontinued operations	—	—	0.01	0.01	0.07

Earnings per share	$.42	$1.00	$1.06	$0.17	$0.50

Weighted average shares outstanding — basic and diluted
Basic	25,217	26,232	22,689	15,185	13,136
Diluted	25,416	26,817	23,058	18,300	16,456

(1)	Results from 2008, 2007 and 2006 include $4.5 million, $4.7 million and $3.1 million of compensation expense related to the implementation of SFAS No. 123(R). Accordingly, 2008, 2007 and 2006 results may not be comparable to prior periods.

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

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$38,825	$120,923	$103,054	$99,506	$35,155
Total assets	5,539,195	7,846,977	4,644,390	3,578,881	2,342,844
Notes payable	75,000	55,000	10,000	52,395	38,931
Total stockholders’ equity	264,467	265,428	211,784	89,952	67,716

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Market and Economic Conditions in 2008

During 2008, financial and credit market dislocations, and the recession, continued amidst increasing volatility, causing rapid changes among a wide variety of financial indicators and markets:

•	The Federal Reserve lowered interest rates approximately 400 basis points to approximately .25% at December 31, 2008 from 4.25% at December 31, 2007.

•	The VIX, the ticker symbol for the Chicago Board of Options Exchange Volatility Index, a popular measure of implied stock market volatility, reached an intraday high of more than 89 in October 2008, versus an average of about 19 since 1990.

•	In September and October of 2008, the U.S., U.K. and other countries implemented a series of temporary and other, more lasting restrictions on the short sales of shares of financial service companies.

•	The New York Stock Exchange short interest, which, as a percentage of total shares outstanding at month-end, reached a high of 4.86 in July 2008, an increase of 43% from December 2007, and, following the implemented restrictions, declined 26%, to 3.59 in December 2008.

•	The Dow Jones Industrial Average closed at 8,778 on December 31, 2008, having previously reached a low of 7,392 in November 2008, from a high for the year of 13,338 in January 2008.

•	Consolidated NASDAQ trading volume increased 47%, to 2.3 trillion shares in 2008, from 1.5 trillion shares in 2007.

•	Margin debt on NYSE stocks declined 42%, to $187 billion in December 2008, from $323 billion in December 2007.

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies.

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 259 active securities clearing correspondents and 43 futures clearing correspondents as of December 31, 2008. Our net revenues were approximately $293 million in 2008, $265 million in 2007 and $198 million in 2006, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Starting with the fourth quarter and year-end 2007 results, the Company started reporting on the more widely used “net revenues” basis, instead of “total revenues” used previously. Total revenues will continue to be included in the consolidated statements of income. Net revenues reflect interest revenue from securities operations after deducting associated interest expenses. The Company believes this provides a more useful assessment of the actual contribution of its operations that generate interest revenue.

Fiscal 2008 highlights

•	We added a net 25 new correspondents during the year to a record 302. At December 31, 2008 we had 23 signed correspondents that have not yet begun generating revenue.

•	We achieved record annual clearing and commission revenues of $150.6 million and technology revenues of $22.2 million for the year ended December 31, 2008.

•	The federal funds rate decreased approximately 400 basis points to approximately .25% during 2008, which we estimate based on December 2007 quarter average customer balances decreased net interest revenues by approximately $25.1 million.

•	Since its introduction in the fourth quarter of 2007, trade aggregation has positively impacted revenues by approximately $6.1 million in 2008.

•	In the third quarter we recorded a $2.4 million litigation reserve — see Part I, Item 3. Legal Proceedings.

•	Securities lending decreased approximately $1.1 billion from the fourth quarter of 2007 principally as a result of the regulatory changes surrounding short sale transactions implemented by the SEC.

•	During the fourth quarter we recorded a $26.4 million correspondent asset loss related to an unsecured receivable from Evergreen Capital Partners, Inc. See Note 26 to our consolidated financial statements.

Acquisition of FCG

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30, 2008, as defined in the purchase agreement and approximately 150,000 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The Company accrued approximately $8.7 million related to the first year of the earnout period, of which $4.5 million was paid as of December 31, 2008. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

Acquisition of GHCO

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139,000 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first year of the integrated Penson GHCO business (see Note 25 to our consolidated financial statements). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of Schonfeld

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in 2008 in connection with the first year earnout that ended May 31, 2008. At December 31, 2008, a liability of approximately $17.5 million was accrued as a result of the second year earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Acquisition of Computer Clearing Services, Inc.

In May, 2005, the Company entered into a definitive agreement to acquire CCS. In January 2006, the Company paid $4.1 million for substantially all of the assets and certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over four years from January 2006. The contingent payout consists of a combination of cash and the Company’s common stock. The Company has recorded goodwill of approximately $19.6 million and intangibles of approximately $.5 million. At December 31, 2008, a liability of approximately $2.4 million had been accrued as a result of this contingent payout, and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. Approximately $1.2 million was paid during the first quarter of 2009.

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

Technology revenues are a growing part of our business and consist primarily of both development and transactional revenues generated by Nexa. A significant portion of these revenues are collected directly from clearing customers along with other charges for clearing services as described above. Most development revenues and some transaction revenues are collected directly from clients and are reflected as receivables until they are collected.

Other revenues include charges assessed directly to customers for certain transactions or types of accounts and profits from proprietary trading activities, including foreign exchange transactions and fees charged to our correspondents’ customers. Subject to certain exceptions, our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

Interest expense from securities operations

Interest expense is incurred in our daily operations in connection with interest we pay on credit balances we hold and on short-term borrowings we make to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock lending institutions. Regulations differ by country as to how operational needs can be funded, but we often find that stock loans that are secured with customer or correspondent securities as collateral can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source.

Revenues from clearing and commission fees represented 51% and 45% of our total net revenues for the year ended December 31, 2008 and 2007, respectively. Net interest income represented 26% and 33%, respectively, of our total net revenues for the year ended December 31, 2008 and 2007.

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

Other operating expenses

Expenses incurred to process trades include floor brokerage and exchange and clearance fees, and those expenses tend to vary significantly with the level of trading activity. The related data processing and communication costs vary less with the level of trading activity. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our businesses. Other expenses include legal, regulatory, professional consulting fees and accounting expenses along with travel and miscellaneous expenses.

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

Results of operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods shown.

	Year Ended December 31
	2008	2007	2006

Revenues:
Clearing and commission fees	51%	45%	41%
Technology	8%	6%	6%
Interest, gross	57%	86%	83%
Other revenues	15%	16%	15%

Total revenues	131%	153%	145%

Interest expense from securities operations	31%	53%	45%

Net revenues	100%	100%	100%
Expenses:
Employee compensation and benefits	39%	38%	40%
Floor brokerage exchange and clearance fees	9%	9%	10%
Communications and data processing	13%	13%	12%
Occupancy and equipment	10%	9%	9%
Vendor related asset impairment	—	4%	—
Correspondent asset loss	9%	—	—
Other expenses	13%	10%	8%
Interest expense on long-term debt	1%	1%	2%

Total expenses	94%	84%	81%

Income from continuing operations before income taxes	6%	16%	19%
Provision for income taxes	2%	6%	7%

Income from continuing operations	4%	10%	12%

Comparison of years ended December 31, 2008 and December 31, 2007

Overview

Results of operations improved in our clearing operations and in our technology business for the year ended December 31, 2008 compared to the year ended December 31, 2007. We saw a decline in our net interest earned as a result in the decreases in the targeted federal funds rate that began in the fourth quarter of 2007 and continued throughout 2008. Operating results decreased during 2008, as compared to 2007, due to decreases in the average federal funds rate, which led to lower interest rate spreads and the correspondent asset loss related to the unsecured receivable from Evergreen Capital Partners, Inc. (see Note 26 to our consolidated financial statements) during the fourth quarter of 2008, offset by increased trading volumes in the U.S. and Canada, the results of a full year of Penson GHCO (acquired in February 2007) and the acquisitions of Schonfeld (acquired in November 2006, with the majority of the conversions completed in the second quarter 2007) and FCG in November 2007 and the improvements in our Nexa business discussed below. Operating results in 2007 were negatively affected by the charge incurred in the third quarter of 2007 resulting from the vendor related asset impairment (see Note 25 to our consolidated financial statements). In addition, our U.K. business incurred an operating loss of $2.7 million in 2008 compared to operating profit of $2.6 million in 2007 due to lower trading volumes, primarily in the contract for difference business.

In 2008 we saw increased profitability in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 90 basis points on the transactions. Due to recent regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

We also have made improvements in our technology business. Nexa experienced an operating profit of $.4 million for 2008 as compared to a $1.8 million operating loss for 2007. Increases in development and recurring revenues and approximately $2 million in licensing fees resulting from a licensing agreement signed in the third quarter of 2008 accounted for this improvement.

The above factors resulted in lower operating income for the year ended December 31, 2008 compared to the year ended December 31, 2007.

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007.

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$32,649	27.7
Technology	7,000	46.1
Interest:
Interest on asset based balances	(43,344)	(28.3)
Interest on conduit borrows	(19,378)	(28.1)
Money market	2	—

Interest, gross	(62,720)	(27.5)
Other revenue	2,138	4.9

Total revenues	(20,933)	(5.2)
Interest expense:
Interest expense on liability based balances	(26,638)	(34.0)
Interest on conduit loans	(22,740)	(36.9)

Interest expense from securities operations	(49,378)	(35.3)

Net revenues	28,445	10.7

Expenses:
Employee compensation and benefits	11,736	11.5
Floor brokerage, exchange and clearance fees	(1,208)	(4.4)
Communications and data processing	8,496	27.6
Occupancy and equipment	5,317	22.6
Vendor related asset impairment	(10,034)	(92.4)
Correspondent asset loss	26,421
Other expenses	12,066	47.6
Interest expense on long-term debt	960	33.2

	53,754	24.1

Income from continuing operations before income taxes	$(25,309)	(60.3)

Net revenues

Net revenues increased $28.4 million, or 10.7%, to $293.2 million from the year ended December 31, 2007 to the year ended December 31, 2008. The increase is primarily attributed to the following:

Clearing and commission fees increased $32.6 million, or 27.7%, to $150.6 million, during this same period primarily due to our acquisitions of GHCO, FCG and the clearing operations of Schonfeld, an increase in the number of correspondents, a change in our mix of correspondents and an increase in our volume of transactions in the U.S. and Canada.

Technology revenue increased $7.0 million, or 46.1%, to $22.2 million primarily due to higher recurring and development revenue as well approximately $2 million in licensing fees resulting from a licensing agreement signed in the third quarter of 2008.

Interest, gross decreased $62.7 million, or 27.5%, to $165.8 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest revenues from customer balances decreased $43.3 million, or 27.2%, to $116.3 million as our average daily interest rate decreased 212 basis points or 46.9% to 2.40% offset by an increase in our earning assets of $1.2 billion, or 35.0% to $4.6 billion for the year ended December 31, 2008. Interest income from our stock conduit borrows operations decreased $19.4 million, or 28.1%, to $49.5 million, as a result of a decrease in our average daily interest rate of approximately 115 basis points, or 25.4%, to 3.37% coupled with a $57.5 million, or 3.8% decrease in our average daily assets.

Other revenue increased $2.1 million, or 4.9% to $45.4 million, due to the introduction of trade aggregation in the U.S. in the fourth quarter of 2007, which resulted in an increase of approximately $2.2 million, increased fees and increased foreign exchange trading revenues offset by decreases in equity trading revenues.

Interest expense from securities operations decreased $49.4 million, or 35.3%, to $90.7 million from the year ended December 31, 2007 to the year ended December 31, 2008. Interest expense from clearing operations decreased $26.6 million, or 34.0%, to $51.8 million, as our average daily interest rate decreased 158 basis points, or 54.3%, to 1.33%, offset by an increase in our daily average balances of our short-term obligations of $1.2 billion, or 43.8%, to $3.9 billion. Interest from our stock conduit loans decreased $22.7 million, or 36.9%, due to a 138 basis point decrease in our average daily interest rate to 2.67%, combined with a $64.0 million, or 4.2% decrease in our average daily balances to $1.5 billion.

Interest, net decreased from $88.4 million for the year ended December 31, 2007 to $75.1 million for the year ended December 31, 2008. This decrease was primarily due to a diminished interest rate spread on customer balances of 33.5% to 107 basis points at December 31, 2008 from 161 basis points at December 31, 2007 brought on by decreases in the targeted federal funds rate offset by higher average balances.

Employee compensation and benefits

Total employee costs increased $11.7 million, or 11.5%, to $113.7 million from the year ended December 31, 2007 to the year ended December 31, 2008, primarily due to a 15% increase in headcount to 1,058 as of December 31, 2008 as well as the affect of acquiring Penson GHCO in February 2007 and FCG in November 2007. The headcount increase is primarily attributed to increases in our U.S. clearing operations as a result of the expansion of our services offered and the number of correspondents served as well as the acquisition of FCG in November 2007.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees decreased $1.2 million, or 4.4% to $26.1 million for the year ended December 31, 2008 from the year ended December 31, 2007, as a result of larger exchange refunds in the first quarter combined with lower fourth quarter clearance fees as well as decreases in the CFD business in 2008 compared to 2007 offset by higher clearing volumes and the acquisitions of GHCO, FCG and Schonfeld.

Communication and data processing

Total expenses for our communication and data processing requirements increased $8.5 million, or 27.6%, to $39.3 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase reflects additional growth in volumes in our U.S. operations, primarily from the Schonfeld acquisition, and in our Canadian operations.

Occupancy and equipment

Total expenses for occupancy and equipment increased $5.3 million, or 22.6%, to $28.9 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase is primarily due to additional equipment that was acquired to support the growth in our businesses.

Vendor related asset impairment

In 2007 we recorded a charge of $10.9 million from the loss of funds placed with Sentinel Management Group. For the year ended December 31, 2008 we have incurred expenses $.8 million related to ongoing legal costs. See Part I, Item 3. Legal Proceedings and note 25 to our consolidated financial statements.

Correspondent asset loss

As reported in October 2008, the Company’s Canadian subsidiary obtained an unsecured receivable as a result of a number of transactions involving listed Canadian equity securities by Evergreen Capital Partners Inc. (“Evergreen”) on behalf of itself and/or its customers, for which Evergreen and/or its customers were unable to make payment. Subsequently, Evergreen ceased operations and filed for bankruptcy protection. The Company commenced an investigation into the circumstances surrounding the events that resulted in the unsecured receivable and retained the services of various professional advisors to assist in the investigation.

In connection with the Company’s preparation of its financial statements for inclusion in this annual report on Form 10-K, the Company’s management, after consultation with the Company’s Board of Directors and outside advisors, concluded that as of December 31, 2008, a significant amount of the receivable was not recoverable and recorded a charge of approximately $26.4 million, net of estimated recoveries and professional fees. The Company is continuing to explore ways to further recover amounts associated with this charge and, other than recurring professional fees, does not anticipate incurring any additional losses relative to this matter.

Based on our internal review, we are satisfied with our operations around the world and believe they should not be subject to a similar risk. We also retained Promontory Financial Group as an outside risk consultant to evaluate our risk monitoring systems. We have designed and implemented several new risk management and fraud detection processes, which we believe will prevent any future recurrences of this type of activity.

Other expenses

Other expenses increased $12.1 million, or 47.6%, to $37.4 million from the year ended December 31, 2007 to the year ended December 31, 2008. The increase relates to increases in legal, professional consulting fees related to maintenance, support and other improvements to our capacity and accounting expenses and a $2.4 million litigation reserve (see Part I, Item 3. Legal Proceedings).

Interest expense on long- term debt

Interest expense on long-term debt increased from $2.9 million for the year ended December 31, 2007 to $3.9 million for the year ended December 31, 2008 as a result of higher borrowing levels offset by lower interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 36.0%, was $6.0 million for the year ended December 31, 2008 as compared to an effective tax rate of 36.0% and $15.1 million for the year ended

December 31, 2007. This decrease is primarily attributed to lower pretax income of approximately $25.3 million due to the correspondent asset loss previously discussed. Additionally, the Company received international trade tax credits in Canada related to prior years, offset by a lower benefit from stock-based compensation as a result of book expense exceeding tax deductible amounts.

Net income

As a result of the foregoing, net income decreased to $10.7 million for the year ended December 31, 2008 from $26.8 million for the year ended December 31, 2007.

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

We have continued to see an expansion in our stock loan conduit business. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning a net spread of 30 to 90 basis points on the transactions.

We continued to make significant progress in our U.K. operations and our Nexa business. For the year ended December 31, 2007, U.K. operating income was $2.6 million as compared to a loss of $1.4 million for the year ended December 31, 2006.

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

		%
		Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$35,999	44.0
Technology	3,280	27.5
Interest:
Interest on asset based balances	45,255	42.0
Interest on conduit borrows	18,568	36.9
Money market	855	14.6

Interest, gross	64,678	39.5
Other revenue	13,227	44.1

Total revenues	117,184	40.7
Interest expense:
Interest expense on liability based balances	35,110	81.0
Interest on conduit loans	15,538	33.7

Interest expense from securities operations	50,648	56.6

Net revenues	66,536	33.6

Expenses:
Employee compensation and benefits	22,250	27.9
Floor brokerage, exchange and clearance fees	6,935	34.0
Communications and data processing	6,701	27.8
Occupancy and equipment	6,131	35.2
Vendor related asset impairment	10,861
Other expenses	9,335	58.2
Interest expense on long-term debt	(57)	(1.9)

	62,156	38.7

Income from continuing operations before income taxes	$4,380	11.7

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

Interest, gross increased 39.5%, to $228.5 million during the year over year period. Interest, gross from customer balances accounted for $46.1 million, or 71.3% of this increase. The increase was attributed to an increase in our average daily interest earning assets of $1.1 billion, or 50.0% to $3.4 billion for the year ended December 31, 2007, offset by a decrease of approximately 25 basis points to 4.5% on our average daily interest rate. The remaining increase of $18.6 million relates to increases from our stock conduit borrows operations. The increase was due to an increase of approximately $447.8 million or 41.6% in our average daily balance, offset by a decrease of 15 basis points to 4.5% on our average daily interest rate.

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

2) we had increased expenses related to the adoption of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and a full year of expense in 2007 compared to approximately eight months of expense in 2006 due to our May 2006 IPO. These expenses represented $4.7 million in 2007 compared to $3.1 million in 2006 and accounted for 7.2% of the increase.

Floor brokerage, exchange and clearance fees

Total expenses in this category increased $6.9 million, or 34.0% to $27.3 million for the year ended December 31, 2007 to the year ended December 31, 2006, primarily due to the acquisitions of Schonfeld and GHCO and higher clearing volumes.

Communications and data processing

Total expenses for our communications and data processing requirements increased $6.7 million, or 27.8%, to $30.8 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase reflected additional growth in volumes in our U.S. operations, primarily from the GHCO and Schonfeld acquisitions, and in our Canadian operations, offset by lower data processing fees per transaction in the U.S.

Occupancy and equipment

Total expense for occupancy and equipment increased $6.1 million, or 35.2%, to $23.6 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to the additional equipment required to support the growth in our businesses and the addition of GHCO.

Vendor related asset impairment

We recorded a charge of $10.9 million from the loss of funds placed with Sentinel Management Group, which is now in bankruptcy (see Note 25 to our consolidated financial statements).

Other expenses

Other expenses increased $9.3 million, or 58.2%, to $25.4 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase related to increases in travel, professional fees, Sarbanes-Oxley compliance, intangible amortization, bank charges, advertising and the acquisition of GHCO.

Interest expense on long-term debt

Interest expense on long-term debt decreased from $3.0 million for the year ended December 31, 2006 to $2.9 million for the year ended December 31, 2007.

Provision for income taxes

Income tax expense, based on a tax rate of 36.0%, increased $1.8 million from $13.3 million for the year ended December 31, 2006 compared to $15.1 million for the year ended December 31, 2007. This was due to higher income before taxes in 2007 as compared to December 31, 2006 as well as a lower effective rate in 2006 of .6% related to the elimination of a the valuation allowance of approximately $1.6 million associated with net operating loss carry forwards that were utilized.

Net income

As a result of the foregoing, net income increased to $26.8 million for the year ended December 31, 2007 as compared to $24.5 million for the year ended December 31, 2006.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2008, we had eight uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Six of these lines of credit permitted us to borrow up to an aggregate of approximately $340.5 million while two lines had no stated limit. As of December 31, 2008, we had approximately $130.8 million in short-term bank loans outstanding which left approximately $262.0 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At December 31, 2008, we had approximately $319.8 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $75.0 million line of credit. While equipment purchased under capital leases is typically secured by the equipment itself, PWI’s line of credit is not secured. As of December 31, 2008, the Company had $75.0 million outstanding on this line of credit that expires in May 2009.

We plan to finance our future capital needs with operating earnings. Subject to favorable market conditions, the Company also has the ability to obtain liquidity via follow-on offerings in the public and private equity and debt markets. Net proceeds from our May 2006 IPO were approximately $111.1 million. After providing for the capital contribution of $7.3 million made to SAMCO in accordance with the split off agreement, we used the balance of the net proceeds from this offering to repay debt, including approximately $36.6 million of long-term indebtedness under a bank term loan, and a $15.1 million short-term promissory note. The remaining proceeds were used to repay a portion of our outstanding debt under several short-term loans from our existing uncommitted bank lines of credit or under stock loans, which we use for the daily working capital needs of our subsidiaries.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2008, PFSI had net capital of $85.5 million, which was $66.5 million in excess of its required net capital of $19.0 million.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of December 31, 2008. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2008.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 20 to our consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2008. The table below shows our contractual obligations and commitments as of December 31, 2008, including our payments due by period:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	4—5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest(1)	$75,152	$75,152	$—	$—	$—
Capital lease obligations	10,780	5,714	5,066	—	—
Operating lease obligations	32,136	5,093	9,370	7,452	10,221

Total	$118,068	$85,959	$14,436	$7,452	$10,221

(1)	The entire long-term debt balance is a revolving credit facility which the Company may pay down at any time, accordingly, only interest accrued at December 31 has been included here.

During 2006, our Dallas corporate building lease was extended until June 2016. Under the terms of that lease, effective July 1, 2006, we leased approximately an additional 26,000 square feet, which increased our rent expense by an additional $0.2 million a year.

In May 2006, we repaid all long-term debt obligations and accrued interest with the proceeds from our IPO and terminated our credit agreement. We subsequently entered into a new three year credit facility for $75 million that expires in May 2009.

As of December 31, 2008 the Company had accrued income tax liabilities for uncertain tax positions of approximately $1.0 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

See Note 16 to the consolidated financial statements for information on off-balance sheet arrangements and Note 24 to the consolidated financial statements for information on exchange member guarantees.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, software development and the valuation of stock-based compensation.

Revenue recognition

Revenues from clearing transactions are recorded in the Company’s consolidated financial statements on a trade date basis. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Fair value

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), with the exception of nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2, effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial assets and liabilities are primarily recorded at fair value.

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

See Note 6 to our consolidated financial statements for a description of the financial assets carried at fair value.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $.75 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. If short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Federal Reserve System usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the low end of its historical range, as is the case now. Interest rates in Canada and Europe are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-36 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations (unaudited)

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
Quarter Ended	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues:
Clearing and commission fees	$36,478	$40,215	$37,348	$36,513	$34,607	$30,670	$27,963	$24,665
Technology	6,102	6,190	5,100	4,799	4,538	3,876	3,758	3,019
Interest, gross	25,095	47,250	44,934	48,478	58,385	60,647	61,210	48,235
Other	13,023	11,267	11,294	9,783	13,204	9,895	11,063	9,067

Total revenues	80,698	104,922	98,676	99,573	110,734	105,088	103,994	84,986
Interest expense on short-term obligations	11,638	25,620	24,068	29,373	35,171	36,992	39,614	28,300

Net revenues	69,060	79,302	74,608	70,200	75,563	68,096	64,380	56,686

Expenses:
Employee compensation and benefits	27,218	28,197	29,477	28,823	27,864	25,739	24,903	23,473
Floor brokerage, exchange and clearance fees	5,055	8,568	8,692	3,803	5,558	6,615	7,107	4,991
Communications and data processing	10,225	10,274	9,579	9,188	10,345	8,593	8,106	6,781
Occupancy and equipment	6,762	7,810	7,293	7,022	6,674	6,075	5,993	4,828
Vendor related asset impairment	243	320	189	75	51	10,810	—	—
Correspondent asset loss	26,421	—	—	—	—	—	—	—
Other expenses	10,222	11,187	8,742	7,282	7,836	6,939	5,806	4,786
Interest expense on long-term debt	807	885	1,086	1,076	1,207	760	474	453

	86,953	67,241	65,058	57,269	59,535	65,531	52,389	45,312

Income (loss) before income taxes	(17,893)	12,061	9,550	12,931	16,028	2,565	11,991	11,374
Income tax expense (benefit)	(7,092)	4,583	3,653	4,849	5,834	618	4,437	4,236

Net income (loss)	$(10,801)	$7,478	$5,897	$8,082	$10,194	$1,947	$7,554	$7,138

Earnings (loss) per share — basic	$(0.43)	$0.30	$0.23	$0.32	$0.40	$0.07	$0.28	$0.27

Earnings (loss) per share — diluted	$(0.43)	$0.29	$0.23	$0.32	$0.39	$0.07	$0.28	$0.27

Weighted average shares outstanding — basic	25,187	25,108	25,115	25,461	25,502	26,402	26,689	26,328
Weighted average shares outstanding — diluted	25,187	25,811	25,200	25,541	26,314	26,920	27,276	26,905

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, we have maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(c)	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders(d)	1,776,456	$15.12	895,198
Equity Compensation Plans Not Approved By Security Holders	—	—	—

	1,776,456	$15.12	895,198

(c)	Includes shares issuable for unvested restricted stock units.

(d)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 758,969 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 136,229 shares remaining available for future issuance.

Other information required by this Item 12 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2009 Proxy Statement.

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

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR. Roger J. Engemoen, Jr.	Chairman	March 12, 2009

/s/ PHILIP A. PENDERGRAFT Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2009

/s/ DANIEL P. SON Daniel P. Son	President and Director	March 12, 2009

/s/ KEVIN W. MCALEER Kevin W. McAleer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ JAMES S. DYER James S. Dyer	Director	March 12, 2009

/s/ DAVID JOHNSON David Johnson	Director	March 12, 2009

/s/ THOMAS R. JOHNSON Thomas R. Johnson	Director	March 12, 2009

/s/ DAVID M. KELLY David M. Kelly	Director	March 12, 2009

/s/ DAVID REED David Reed	Director	March 12, 2009

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of financial condition of Penson Worldwide, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penson Worldwide, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penson Worldwide, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/  BDO Seidman, llp
BDO Seidman, LLP
Dallas, Texas
March 12, 2009

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited Penson Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penson Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Penson Worldwide, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, llp
BDO Seidman, LLP

Dallas, Texas
March 12, 2009

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$38,825	$120,923
Cash and securities — segregated under federal and other regulations	2,383,948	1,437,561
Receivable from broker-dealers and clearing organizations (including securities at fair value of $17,369 at December 31,2008 and $7,766 at December 31, 2007)	318,278	1,519,078
Receivable from customers, net	687,194	1,324,213
Receivable from correspondents	135,092	532,504
Securities borrowed	964,080	2,065,997
Securities owned, at fair value	429,531	235,680
Deposits with clearing organizations (including securities at fair value of $290,316 at December 31, 2008 and $253,233 at December 31, 2007)	327,544	293,230
Property and equipment, net	28,428	27,028
Other assets	226,275	290,763

Total assets	$5,539,195	$7,846,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$345,094	$1,077,312
Payable to customers	3,575,401	3,590,315
Payable to correspondents	161,422	616,863
Short-term bank loans	130,846	340,530
Notes payable	75,000	55,000
Securities loaned	842,034	1,726,677
Securities sold, not yet purchased, at fair value	48,383	82,116
Accounts payable, accrued and other liabilities	96,548	92,736

Total liabilities	5,274,728	7,581,549

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,604 issued and 25,207 outstanding as of December 31, 2008; 28,226 issued and 25,543 outstanding as of December 31, 2007	286	282
Additional paid-in capital	244,052	238,253
Accumulated other comprehensive income (loss)	(3,025)	6,964
Retained earnings	76,471	65,815
Treasury stock, at cost; 3,397 shares at December 31, 2008; 2,683 shares at December 31, 2007	(53,317)	(45,886)

Total stockholders’ equity	264,467	265,428

Total liabilities and stockholders’ equity	$5,539,195	$7,846,977

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$150,554	$117,905	$81,906
Technology	22,191	15,191	11,911
Interest, gross	165,757	228,477	163,799
Other	45,367	43,229	30,002

Total Revenue	383,869	404,802	287,618
Interest expense from securities operations	90,699	140,077	89,429

Net revenues	293,170	264,725	198,189

Expenses
Employee compensation and benefits	113,715	101,979	79,729
Floor brokerage, exchange and clearance fees	26,118	27,326	20,391
Communications and data processing	39,266	30,770	24,069
Occupancy and equipment	28,887	23,570	17,439
Vendor related asset impairment	827	10,861	—
Correspondent asset loss	26,421	—	—
Other expenses	37,433	25,367	16,032
Interest expense on long-term debt	3,854	2,894	2,951

	276,521	222,767	160,611

Income from continuing operations before income taxes	16,649	41,958	37,578
Income tax expense	5,993	15,125	13,299

Income from continuing operations	10,656	26,833	24,279

Income from discontinued operations, net of tax expense of $0, $0 and $156, respectively	—	—	243

Net income	$10,656	$26,833	$24,522

Earnings per share-basic:
Earnings per share from continuing operations	$0.42	$1.02	$1.07
Earnings per share from discontinued operations	—	—	0.01

Net income per share	$0.42	$1.02	$1.08

Earnings per share-diluted:
Earnings per share from continuing operations	$0.42	$1.00	$1.05
Earnings per share from discontinued operations	—	—	0.01

Net income per share	$0.42	$1.00	$1.06

Weighted average shares — basic	25,217	26,232	22,689
Weighted average shares — diluted	25,416	26,817	23,058

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Preferred			Additional		Other		Total
	Stock	Common stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Amount	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity
	(In thousands)

Balance, December 31, 2005	$34,680	15,180	$152	$38,090	$—	$1,990	$15,040	$89,952
Net income	—	—	—	—	—	—	24,522	24,522
Foreign currency translation adjustments, net of tax of $109	—	—	—	—	—	169	—	169
Proceeds from initial public offering	—	7,197	72	114,080	—	—	—	114,152
Direct costs of capital raised	—	—	—	(3,074)	—	—	—	(3,074)
Preferred stock converted into common stock	(34,680)	3,526	35	34,645	—	—	—	—
Repurchase of treasury stock	—	(1,076)	1	(1)	(17,708)	—	—	(17,708)
Stock-based compensation expense	—	113	—	3,120	(710)	—	—	2,410
Exercise of stock options	—	75	1	348	—	—	—	349
Purchases of stock under the employee stock purchase plan	—	63	1	1,011	—	—	—	1,012

Balance, December 31, 2006	—	25,078	262	188,219	(18,418)	2,159	39,562	211,784
Net income	—	—	—	—	—	—	26,833	26,833
Foreign currency translation adjustments, net of tax of $3,098	—	—	—	—	—	4,805	—	4,805
Repurchase of treasury stock	—	(1,607)	—	—	(27,468)	—	—	(27,468)
Stock-based compensation expense	—	173	1	4,692	—	—	—	4,693
Exercise of stock options	—	112	1	1,066	—	—	—	1,067
Excess tax benefit from stock-based compensation plans	—	—	—	823	—	—	—	823
Purchases of stock under the employee stock purchase plan	—	128	1	2,014	—	—	—	2,015
Issuance of common stock	—	1,659	17	41,439	—	—	—	41,456
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(580)	(580)

Balance, December 31, 2007	—	25,543	282	238,253	(45,886)	6,964	65,815	265,428
Net income	—	—	—	—	—	—	10,656	10,656
Foreign currency translation adjustments, net of tax of $6,440	—	—	—	—	—	(9,989)	—	(9,989)
Repurchase of treasury stock	—	(714)	—	—	(7,431)	—	—	(7,431)
Stock-based compensation expense	—	188	2	4,521	—	—	—	4,523
Exercise of stock options	—	36	—	168	—	—	—	168
Excess tax deficiency from stock-based compensation plans	—	—	—	(459)	—	—	—	(459)
Purchases of stock under the employee stock purchase plan	—	110	1	999	—	—	—	1,000
Issuance of common stock	—	44	1	570	—	—	—	571

Balance, December 31, 2008	$—	25,207	$286	$244,052	$(53,317)	$(3,025)	$76,471	$264,467

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$10,656	$26,833	$24,522
Income from discontinued operations	—	—	(243)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,247	16,777	11,321
Deferred income taxes	977	(2,274)	1,625
Stock based compensation	4,523	4,693	3,120
Operating activities from discontinued operations	—	—	243
Changes in operating assets and liabilities:
Cash and securities — segregated under federal and other regulations	(1,005,993)	(804,145)	(210,300)
Net receivable/payable with customers	736,513	1,291,953	667,186
Net receivable/payable with correspondents	(63,611)	(51,266)	52,078
Securities borrowed	1,089,050	(282,594)	(410,480)
Securities owned	(234,799)	(58,533)	(46,067)
Deposits with clearing organizations	(35,589)	(82,314)	(67,723)
Other assets	92,189	(146,832)	(6,881)
Net receivable/payable with broker-dealers and clearing organizations	449,542	(334,763)	(98,013)
Securities loaned	(882,064)	137,282	57,172
Securities sold, not yet purchased	(25,495)	21,992	23,329
Accounts payable, accrued and other liabilities	8,051	24,114	13,341

Net cash provided by (used in) operating activities	164,197	(239,077)	14,230

Cash flows from investing activities:
Business combinations, net of cash acquired	(33,370)	(34,156)	(4,536)
Purchases of property and equipment	(19,031)	(15,484)	(12,647)

Net cash used in investing activities	(52,401)	(49,640)	(17,183)

Cash flows from financing activities:
Proceeds from notes payable	20,000	206,000	95,300
Repayments of notes payable	—	(161,000)	(137,695)
Net borrowing on short-term bank loans	(196,380)	280,344	(55,736)
Exercise of stock options	168	1,067	349
Excess tax benefit on exercise of stock options	75	823	4
Purchase of treasury stock	(7,431)	(27,468)	(7,976)
Proceeds from initial public offering	—	—	114,152
Direct costs of capital raised	—	—	(3,074)
Issuance of common stock, net	1,000	2,015	1,008

Net cash provided by (used in) financing activities	(182,568)	301,781	6,332

Effect of exchange rates on cash	(11,326)	4,805	169

Increase (decrease) in cash and cash equivalents	(82,098)	17,869	3,548
Cash and cash equivalents at beginning of period	120,923	103,054	99,506

Cash and cash equivalents at end of period	$38,825	$120,923	$103,054

Supplemental cash flow disclosures:
Interest payments	$18,277	$23,252	$12,457
Income tax payments	$19,639	$16,466	$9,408
Non-cash financing activity:
Distribution of net assets of discontinued operations	$—	$—	$(10,442)

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”) and Penson Asia Limited (“Penson Asia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending, securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading.

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

The accompanying consolidated financial statements include the accounts of PWI. and its wholly-owned subsidiary SAI, SAI’s subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC (“GHP2”), First Capitol Group, LLC (“FCG”) and Penson GHCO and Penson Holdings, Inc., which includes its subsidiaries PFSC, PFSL and Penson Asia. All significant intercompany transactions and balances have been eliminated in consolidation.

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

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at market value on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statements of financial condition. All such pending transactions were settled after December 31, 2008 without any material adverse effect on the Company’s financial condition.

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

Reverse Repurchase and Repurchase Agreements — The Company enters into transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”), which are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and the Company may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Reverse repurchase agreements are carried at the amounts at which the securities were initially acquired plus accrued interest. Repurchase agreements are carried at the amounts at which the securities were initially sold plus accrued interest.

Revenue Recognition — Revenues from clearing transactions are recorded in the Company’s consolidated financial statements on a trade date basis. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

period in which the change in judgement occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there is no impairment of such assets at December 31, 2008.

Goodwill — Goodwill represents the excess purchase price over all tangible and identifiable intangible net assets acquired in a business acquisition. Substantially all of the Company’s goodwill is deductible for tax purposes. The Company complies with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will conduct on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value fo the reporting unit exceeds its carrying value, step two does not need to be performed. The Company conducted its annual impairment during the fourth quarter of 2008 and in management’s opinion, there was no impairment of such assets at December 31, 2008. The changes in goodwill during 2008 and 2007 were as follows:

Balance, December 31, 2006	$9,281
Goodwill acquired	34,836

Balance, December 31, 2007	44,117
Goodwill acquired	50,770

Balance, December 31, 2008	$94,887

Goodwill is included in other assets in the consolidated statements of financial condition.

Intangibles — Intangibles consisted of the following at December 31:

	Gross Carrying	Accumulated
2008	Amount	Amortization	Net Book Value

Customer related intangible assets	$20,007	$2,310	$17,697
Purchased technology	14,082	11,521	2,561
Other	2,760	140	2,620

Total	$36,849	$13,971	$22,878

	Gross Carrying	Accumulated
2007	Amount	Amortization	Net Book Value

Customer related intangible assets	$14,497	$850	$13,647
Purchased technology	14,082	8,923	5,159
Other	12,218	64	12,154

Total	$40,797	$9,837	$30,960

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Customer related intangible assets represents customer contracts obtained as part of acquired businesses and are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 15 years. Purchased technology represents software and technology intangible assets acquired as part of acquired businesses and are amortized over their useful lives, generally 5 years. In 2008 other related primarily to the efutures.com domain name acquired with FCG which has an indefinite life and a non-compete agreement with an estimated useful life of 11 years. In 2007, other consisted primarily to the FCG acquisition, in which the Company had not yet completed the purchase price allocation. Intangible assets are included in other assets. Amortization expense related to intangible assets was approximately $4,132, $3,554 and $2,527 in 2008, 2007 and 2006, respectively. The Company estimates that amortization expense will be approximately $3,900 in 2009, $1,800 in 2010, $1,600 in 2011 and $1,500 in 2012 and 2013, respectively.

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

Operating Leases — Rent expense is provided on operating leases evenly over the applicable lease periods taking into account rent holidays. Amortization of leasehold improvements is provided evenly over the lesser of the estimated useful life or expected lease terms.

Stock-Based Compensation — The Company accounts for stock-based employee compensation plans under the provisions of SFAS No. 123(R) that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense.

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

Securities Owned and Securities Sold, Not Yet Purchased — The Company has classified its investments in securities owned and securities sold, not yet purchased as “trading” and has reported those investments at their fair or market values in the consolidated statements of financial condition. Unrealized gains or losses are included in earnings.

Fair Value of Financial Instruments — The financial instruments of the Company are reported on the consolidated statements of financial condition at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. See Note 6 for a description of financial instruments carried at fair value.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $8,160 and $6,493 at December 31, 2008 and 2007 respectively.

Software Costs and Expenses — Costs associated with software developed for internal use are capitalized based on SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software has been placed in service. The Company capitalized software development costs of approximately $5,491, $2,049 and $0 in 2008, 2007 and 2006 respectively. Amortization expense related to capitalized software development costs was approximately $719, $322 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 as of January 1, 2008. As of December 31, 2008 the Company has not elected to apply the fair value option to any financial assets or liabilities.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

On October 10, 2008 , the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, Accounting Changes and Error Corrections for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

3.	Discontinued operations

In May, 2006, the Company completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (“SAMCO”). Existing stockholders of the Company exchanged $10,442 of SAMCO net assets and $7,266 of cash for 1,042 Penson shares. The split off transaction was structured to be tax free to the Company and its stockholders, and the net assets were distributed at net book value. Though there is substantial common ownership between the Company and SAMCO, the Company did not retain any ownership interest in SAMCO, which is operated independently. This activity meets the definition of a component of an entity in accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, and the results of operations for the activity have been classified as discontinued operations for all periods presented. The following results of operations for SAMCO have been presented as income from discontinued operations in the accompanying consolidated statements of income:

	Year Ended December 31,
	2008	2007	2006

Revenues	$—	$—	$9,565
Costs and expenses	—	—	9,166

Income before income taxes	—	—	399
Income taxes	—	—	156

Income from discontinued operations	$—	$—	$243

4.	Acquisitions

First Capitol Group, LLC

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30, 2008, as defined in the purchase agreement and approximately 150 shares of common stock valued at $2.2 million to the previous owners of FCG. The Company subsequently paid a holdback of approximately $.8 million. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company accrued approximately $8.7 million related to the first year of the earnout period, of which $4.5 million was paid as of December 31, 2008. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based Goldenberg Hehmeyer and Co. (“GHCO”), a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139 shares of common stock to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first year of the integrated Penson GHCO business and does not anticipate making a payment related to the second year of the earnout (see Note 25). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, we acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008. At December 31, 2008, a liability of approximately $17.5 million was accrued as a result of the second year earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Computer Clearing Services, Inc.

In May, 2005, the Company entered into a definitive agreement to acquire Computer Clearing Services, Inc. (“CCS”). In January 2006, the Company paid $4,136 for substantially all of the assets and certain liabilities of CCS and closed the transaction. The results of CCS’ operations have been included in the consolidated financial statements since that date. In addition the Company agreed to a contingent payout of an average of 25% of CCS qualified annual revenue over four years from January 2006. The contingent payout consists of a combination of cash and the Company’s common stock. The Company has recorded goodwill of approximately $19.6 million and intangibles of approximately $.5 million. At December 31, 2008, a liability of approximately $2.4 million had been accrued as a result of this contingent payout, and is included in other liabilities in the consolidated statement of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

financial condition. The offset of this liability, goodwill, is included in other assets. Approximately $1.2 million was paid in the first quarter of 2009.

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

	Year Ended December 31,
	2008	2007	2006

Basic and diluted:
Income from continuing operations	$10,656	$26,833	$24,279
Income from discontinued operations, net	—	—	243

Net income	$10,656	$26,833	$24,522

Weighted average common shares outstanding — basic	25,217	26,232	22,689
Incremental shares from outstanding stock options	33	202	169
Incremental shares from non-vested restricted stock units	12	120	130
Shares issuable	154	263	70

Weighted average common shares and common share equivalents — diluted	25,416	26,817	23,058
Basic earnings per common share:
Before cumulative effect of discontinued operations	$.42	$1.02	$1.07
Discontinued operations	—	—	0.01

Basic earnings per common share	$.42	$1.02	$1.08

Diluted earnings per common share:
Before cumulative effect of discontinued operations	$.42	$1.00	$1.05
Discontinued operations	—	—	0.01

Diluted earnings per common share	$.42	$1.00	$1.06

At December 31, 2008, 2007 and 2006 stock options and restricted stock units totaling 1,565, 1,348 and 26, respectively were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

6.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157, effective January 1, 2008. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis. This includes items in “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” on the consolidated statements of financial condition that are reported at fair value.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The following is a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis:

U.S. government and agency securities

U.S. government securities are valued using quoted market prices in active markets. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy

U.S. agency securities consist of agency issued debt and are valued using quoted market prices. As such these securities are categorized in Level 1 of the fair value hierarchy.

Canadian government obligations

Canadian government securities include both Canadian federal obligations and Canadian provincial obligations. These securities are valued using quoted market prices. These bonds are generally categorized in Level 2 of the fair value hierarchy as the price quotations are not always from active markets.

Corporate debt

Corporate bonds are generally valued using quoted market prices. Corporate bonds are generally classified in Level 2 of the fair value hierarchy as prices are not always from active markets.

Corporate equity

Corporate equity securities represent exchange-traded securities are generally valued based on quoted prices in active markets. These securities are categorized in Level 1 of the fair value hierarchy.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Certificates of deposit and term deposits

The fair value of certificates of deposits and term deposits is estimated using third-party quotations. These deposits are categorized in Level 2 of the fair value hierarchy.

Money market

Money market funds are generally valued based on quoted prices in active markets. These securities are categorized in Level 1 of the fair value hierarchy.

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of December 31, 2008.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$17,369	$—	$17,369

	$17,369	$—	$17,369

Securities owned
Corporate equity	$2,531	$—	$2,531
Corporate debt	—	24,062	24,062
Certificates of deposit and term deposits	—	82,049	82,049
U.S. government and agency securities	63,261	—	63,261
Canadian government obligations	—	51,428	51,428
Money market	206,200	—	206,200

	$271,992	$157,539	$429,531

Deposits with clearing organizations
U.S. government and agency securities	$231,962	$—	$231,962
Money market	58,354	—	58,354

	$290,316	$—	$290,316

Securities sold, not yet purchased
Corporate equity	$2,922	$—	$2,922
Corporate debt	—	16,217	16,217
Certificates of deposit and term deposits	—	9,658	9,658
Canadian government obligations	—	19,586	19,586

	$2,922	$45,461	$48,383

7.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,383,948 at December 31, 2008. Cash and securities segregated under federal and other regulations by PFSI totaled $2,202,241 at December 31, 2008. Of this amount, $2,135,457 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of December 31, 2008 of $2,069,448. The remaining balance of $66,784 at year end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”), as defined against a requirement as of December 31, 2008 of $62,928. An additional deposit of $2,300 was made on January 5, 2009 as allowed by Rule 15c3-3. The

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

PAIB is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $379,710, including $11,434 in cash, was segregated for the benefit of customers by Penson GHCO to Commodity Futures Trading Commission Rule 1.20. Finally, $23,001 was segregated under similar Canadian regulations by PFSC and $147,272 was segregated under similar regulations in the United Kingdom by PFSL. At December 31, 2007, $1,437,561 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

8.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2008	2007

Receivable:
Securities failed to deliver	$75,022	$499,966
Receivable from clearing organizations	243,256	1,019,112

	$318,278	$1,519,078

Payable:
Securities failed to receive	$41,108	$468,421
Payable to clearing organizations	303,986	608,891

	$345,094	$1,077,312

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

9.	Receivable from and payable to customers and correspondents

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.  Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at fair value as follows:

	December 31,
	2008	2007

Securities Owned:
Corporate equity and debt	$26,593	$74,962
Certificates of deposit and term deposits	82,049	9,502
U.S. federal and agency securities	63,261	41,153
Canadian government obligations	51,428	95,063
Money market	206,200	15,000

	$429,531	$235,680

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$19,139	$45,273
Certificates of deposit and term deposits	9,658	1,989
Canadian government obligations	19,586	34,854

	$48,383	$82,116

11.	Reverse repurchase and repurchase agreements

At December 31, 2008 and 2007, reverse repurchase agreements of $50,706 and $167,769, respectively, are included in other assets and repurchase agreements of $0 and $1,353 are included in accounts payable, accrued and other liabilities in the consolidated statements of financial condition.

12.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2008	2007

Equipment	$26,604	$23,868
Software	46,372	34,615
Furniture	4,837	4,611
Leasehold improvements	6,293	6,349
Other	1,647	1,306

	85,753	70,749
Less accumulated depreciation and amortization	57,325	43,721

Property and equipment, net	$28,428	$27,028

Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation and amortization is provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lesser of the estimated useful life or lease term from three to twelve years for leasehold improvements. Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $15,990, $12,769 and $8,176, respectively.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

13.	Short-term bank loans

At December 31, 2008 and 2007, the Company had $130,846 and $340,530, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.4% and 4.4% at. As of December 31, 2008 the Company had eight uncommitted lines of credit with eight financial institutions. Six of these lines of credit permitted the Company to borrow up to an aggregate of approximately $340,540 while two lines did not have specified borrowing limits.

The Company also has the ability to borrow under stock loan arrangements. At December 31, 2008 and 2007, the Company had approximately $319,801 and $479,410, respectively, in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

14.	Notes payable

Notes Payable consists of the following:

	December 31,
	2008	2007

Bank credit line up to $75,000, unsecured, with a variable rate of interest that approximated 3.5% and 7.6% at December 31, 2008 and 2007. Payable in full in May, 2009	$75,000	$55,000

	$75,000	$55,000

The Company’s notes payable contain certain restrictive covenants. These covenants require that the Company meet certain requirements such as the maintenance of minimum net worth, liquidity and income levels, and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. The Company was in compliance with all covenant requirements as of December 31, 2008.

Approximate future annual maturities of the Company’s notes payable at December 31, 2008 are listed below:

Amount

2009	$75,000

$75,000

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

15.	Stockholders’ Equity

The following table details the Company’s share activity

	Preferred	Common	Treasury
	Stock	Stock	Stock

Balance, December 31, 2005	3,596	15,180	—
Issuances in connection with initial public offering	—	7,197	—
Preferred stock converted into common stock	(3,596)	3,526	—
Repurchase of treasury stock	—	(1,076)	1,076
Stock-based compensation	—	113	—
Purchases under the employee stock purchase plan	—	63	—
Exercise of stock options	—	75	—

Balance, December 31, 2006	—	25,078	1,076
Issuance of common stock	—	1,659	—
Repurchase of treasury stock	—	(1,607)	1,607
Stock-based compensation	—	173	—
Purchases under the employee stock purchase plan	—	128	—
Exercise of stock options	—	112	—

Balance, December 31, 2007	—	25,543	2,683
Issuance of common stock	—	44	—
Repurchase of treasury stock	—	(714)	714
Stock-based compensation	—	188	—
Purchases under the employee stock purchase plan	—	110	—
Exercise of stock options	—	36	—

Balance, December 31, 2008	—	25,207	3,397

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

Additional Paid-In Capital

During the years ended December 31, 2008 and 2007, the Company granted 0 and 160 stock options with a fair value totaling $0 and $1,074, respectively and 599 and 94 restricted stock units (“RSUs”) with a fair value of $6,027 and $2,543, respectively. As a result, additional paid-in capital increased by $4,521 and $4,692 during the years ended December 31, 2008 and 2007 to reflect the amortization of the fair value of the stock options and RSUs. This increase included $184 and $350 of expense related to features of the employee stock purchase plan (see Note 19).

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (loss)

Comprehensive income, which is displayed in the consolidated statements of stockholders’ equity, represents net earnings plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of income.

The after-tax components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2008	2007	2006

Net income	$10,656	$26,833	$24,522
Foreign currency translation gain (loss)	(9,989)	4,805	169

Comprehensive income	$667	$31,638	$24,691

The exchange rates used in the translation of amounts into U.S. dollars are as follows:

	Year Ended December 31,
	2008	2007	2006

Canadian Dollars
Income statement	$0.95	$0.95	$0.88
Balance sheet	.82	1.01	0.86
British Pounds
Income statement	$1.85	$2.01	$1.92
Balance sheet	1.44	1.99	1.96

The rate used to translate asset and liability accounts is the exchange rate in effect at the balance sheet date. The rate used to translate income statement accounts is the weighted average exchange rate in effect during the period.

Dividends

The Company does not currently pay dividends on its common shares and there are no preferred shares outstanding.

16.	Financial instruments with off-balance sheet risk

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

For customers introduced on a fully-disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2008, at fair values of the related securities and will incur a loss if the fair value of the securities increases subsequent to December 31, 2008.

17.	Related party transactions

The Company acquired SAMCO Holdings, Inc. during 2003. Prior to the acquisition, PFSI provided securities clearing and related services to and financed security inventory positions for Service Asset Management Company and SAMCO Financial Services, Inc. See Note 3 regarding the split off of these operations.

The Company’s chairman, Mr. Engemoen, is a significant stockholder (directly or indirectly) in, and serves as the Chairman of the Board for, SAMCO Holdings, Inc. (“SAMCO”), which owns all of the outstanding stock or equity interests, as applicable, of each of SAMCO Financial Services, Inc. (“SAMCO Financial”), SAMCO Capital Markets, Inc. (“SAMCO Capital Markets”), and SAMCO-BD, LLC (“SAMCO-BD”). SAMCO and its affiliated entities are referred to as the “SAMCO Entities.” The Company currently provides technology support and other similar services to SAMCO and provides clearing services, including margin lending, to the customers of SAMCO Capital Markets. The Company had provided clearing and margin lending services to customers of SAMCO Financial prior to SAMCO Financial’s termination of its broker-dealer status on December 31, 2006.

On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of the Company’s directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June, 2004 to May, 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts.

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965. Unpaid indemnification obligations of $800 were satisfied prior to February 15, 2009. Of the $800 obligation, $86 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. The remaining $2,165 indemnity obligation will be payable in cash, of which $600 is to be paid to the Company by no later than June 15, 2009 and the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

remainder by no later than December 31, 2009. Mr. Engemoen has guaranteed the payment of these obligations up to an aggregate of $2,000, within thirty (30) days of any default by the SAMCO Entities of their obligations under the settlement agreement. In addition to the above stated liabilities, the SAMCO Entities will also be responsible for any costs associated with collection under the foregoing settlement agreement together with any interest accrued on any past due amounts, and Mr. Engemoen will be responsible for any additional costs associated with collection under his guaranty together with any interest accrued on any past due amounts. The SAMCO Entities will remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

Technology support and similar services are provided to SAMCO pursuant to the terms of a Transition Services Agreement entered into between the Company and SAMCO on May 16, 2006. That agreement was entered into at arm’s length and the Company believes it to be on market terms. Clearing services are provided to SAMCO Capital Markets pursuant to the terms of a clearing agreement entered into between the Company and SAMCO Capital Markets on May 19, 2005. That agreement was also entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to SAMCO Capital Markets than what the Company would offer similarly situated correspondents. In 2008, the Company generated $105 in revenue from the Company’s provision of technology support and similar services to SAMCO and approximately $410 in revenue from the Company’s clearing relationship with SAMCO Capital Markets.

The Company sublet space to SAMCO Capital Markets at the Company’s principal offices at 1700 Pacific Avenue in Dallas, Texas and at One Penn Plaza, in New York, NY. For each sublease, SAMCO Capital Markets is required to pay the percentage of the rental expense the Company incurs equal to the percentage of space SAMCO Capital Markets occupies. The Company believes each sublease to be on market terms. In 2008, for occupying the 20th floor of the Company’s Dallas office, SAMCO Capital Markets made payments totaling $125 in rental expense to the landlord of that property. For occupying half of the 51st floor in the Company’s New York office, SAMCO Capital Markets made payments totaling $682 to the landlord of that property. SAMCO Capital Markets sublets space to us at 6805 Capital of Texas Highway, Suite 350, Austin, Texas, pursuant to a sublease agreement that we believe was entered into on market terms. In 2008, we paid $106 to SAMCO Capital Markets for occupying office space in Austin.

18.	Employee benefit plan

The Company sponsors a defined contribution 401(k) employee benefit plan (the “Plan”) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment requirements. The Company contributed approximately $1,278, $1,044 and $816 during 2008, 2007 and 2006, respectively.

19.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the 2000 Stock Incentive Plan, as amended in April, 2008, under which 3,214 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,455 shares of common stock, net of forfeitures have been granted and 759 shares remain available for future grant at December 31, 2008. The Company also provides an employee stock purchase plan (“ESPP”).

The 2000 Stock Incentive Plan includes three separate programs: the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; the stock issuance

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Stock options

During 2007 and 2006, the Company granted stock options to employees. The grant price of the options was the market value at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock options to its non-employee directors. Options issued to non-employee directors have a term of ten years and vest quarterly over three years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2008	2007	2006

Weighted-average grant date fair value	$—	$6.93	$4.82
Weighted average assumptions used:
Expected volatility	—	27.0%	20.0%
Expected term (in years)	—	3.90	4.790
Risk-free interest rate	—	4.7%	5.0%
Expected dividend yield	—	—	—

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

The Company recorded compensation expense relating to options of approximately $1,521, $1,683 and $970 during the years ended December 31, 2008, 2007 and 2006, respectively.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Contractual	Value of In-the
	Shares	Exercise Price	Term	Money Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	227	$4.04	6.16	—
Granted	1,145	17.21	—	—
Exercised	(75)	4.67	—	—
Forfeited, cancelled or expired	(17)	17.00	—	—

Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320
Granted	160	25.22	—	—
Exercised	(112)	9.54	—	—
Forfeited, cancelled or expired	(159)	17.16	—	—

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—	—
Exercised	(35)	4.72	—	—
Forfeited, cancelled or expired	(106)	18.95	—	—

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206

Options exercisable at December 31, 2008	682	$16.89	4.77	$206

The aggregate intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was $367, $2,065 and $1,266. At December 31, 2008 and 2007, the Company had approximately $1,561 and $3,047 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 1.57 and 2.40 years, respectively. Cash received from stock option exercises totaled approximately $168 during the year ended December 31, 2008.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2005	64	$—	—	—
Granted	640	14.64	—	—
Vested and issued	(122)	13.57	—	—
Terminated, cancelled or expired	(23)	16.07	—	—

Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	94	27.12	—	—
Vested and issued	(170)	15.51	—	—
Terminated, cancelled or expired	(93)	13.42	—	—

Outstanding, December 31, 2007	390	$17.39	2.6	$5,596
Granted	599	10.07	—	—
Vested and issued	(188)	15.22	—	—
Terminated, cancelled or expired	(52)	17.97	—	—

Outstanding, December 31, 2008	749	$12.06	2.9	$5,704

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recorded compensation expense relating to restricted stock units of approximately $2,818, $2,660 and $1,935 during the years ended December 31, 2008, 2007 and 2006, respectively. There is approximately $7,739 and $5,847 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at December 31, 2008 and 2007.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2008 and 2007, 438 and 375 shares of common stock had been reserved and 301 and 128 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized $184 and $350 in expense during 2008 and 2007, respectively, related to the features of the plan.

20.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2008, are as follows:

	Capital	Operating
	Leases	Leases

2009	$5,714	$5,093
2010	3,755	4,757
2011	1,311	4,613
2012	—	3,783
2013	—	3,669
2014 and thereafter	—	10,221

	$10,780	$32,136

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, totaling $14,914 of equipment and $3,228 of software at December 31, 2008 and $12,479 of equipment and $2,163 of software at December 31, 2007. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $10,935, $11,010 and $7,212, respectively.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, our role as clearing broker for our correspondents. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration (see Note 17).

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008.

21.	Income taxes

Provisions for income taxes consist of the following:

	Year Ended December 31,
	2008	2007	2006

Income tax expense
Current	$5,016	$17,399	$11,830
Deferred	977	(2,274)	1,625

Total	$5,993	$15,125	$13,455

Income tax expense
Continuing operations	$5,993	$15,125	$13,299
Discontinued operations	—	—	156

	$5,993	$15,125	$13,455

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Year Ended December 31,
	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(2.4)	(2.7)	(0.1)
International trade tax credit	(4.8)	—	—
State and local income taxes	5.2	2.6	3.0
Stock-based compensation	3.4	1.0	0.5
Other, net	(0.4)	0.1	1.1
Change in valuation allowance due to NOL utilization	—	—	(4.1)

	36.0%	36.0%	35.4%

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance was necessary at December 31, 2008 and 2007. Deferred taxes are included in other assets as of December 31, 2008 and 2007.

Deferred income taxes consist of the following:

	December 31,
	2008	2007

Current deferred taxes:
Bad debt allowance	$1,559	$1,033
Accrued expenses	662	—
Prepaid assets	(1,498)	(976)

Total	$723	$57

Non-current deferred taxes:
Fixed asset basis differences	$1,241	$1,324
Intangible assets	(183)	1,714
Stock-based compensation	1,078	633
Other	(167)	(59)

Total	$1,969	$3,612

Total	$2,692	$3,669

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company intends to continue to reinvest earnings of the non-US entities for the foreseeable future and , therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Company does not anticipate the results of any open examinations would result in a material change to its financial position.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $580 increase to reserves for uncertain tax positions. This increase was accounted for as a cumulative adjustment to retained earnings on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$580
Additions based on tax positions related to the current year	398
Reductions for tax positions of prior years	(152)

Balance at December 31, 2007	826
Additions based on tax positions related to the current year	657
Reductions for tax positions of prior years	(526)

Balance at December 31, 2008	$957

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company had accrued approximately $320 and $209 for the payment of penalties and interest at December 31, 2008 and 2007 respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2008 and 2007.

22.	Segment information

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

	United
December 31, 2008	States	Canada	Other	Consolidated

Revenues	$291,643	$71,302	$20,924	$383,869
Interest, net	61,535	11,365	2,158	75,058
Income (loss) before tax	25,993	(9,554)	210	16,649
Net income (loss)	15,532	(4,964)	88	10,656
Segment assets	4,610,951	607,500	320,744	5,539,195
Goodwill and intangibles	116,915	538	312	117,765
Capital expenditures	14,803	1,130	3,098	19,031
Depreciation and amortization	13,265	1,536	1,314	16,115
Amortization of intangibles	4,121	11	—	4,132

	United
December 31, 2007	States	Canada	Other	Consolidated

Revenues	$303,999	$75,279	$25,524	$404,802
Interest, net	73,688	12,664	2,048	88,400
Income before tax	23,238	16,025	2,695	41,958
Net income	13,519	11,442	1,872	26,833
Segment assets	5,957,182	1,619,398	270,397	7,846,977
Goodwill and intangibles	74,216	549	312	75,077
Capital expenditures	11,888	1,807	1,789	15,484
Depreciation and amortization	10,853	1,388	982	13,223
Amortization of intangibles	3,498	56	—	3,554

	United
December 31, 2006	States	Canada	Other	Consolidated

Revenue	$213,724	$58,591	$15,303	$287,618
Interest, net	64,680	8,552	1,138	74,370
Income (loss) before tax	26,062	12,842	(1,326)	37,578
Income from discontinued operations	243	—	—	243
Net income (loss)	17,509	8,390	(1,377)	24,522
Segment assets	3,745,876	684,682	213,832	4,644,390
Goodwill and intangibles	16,151	605	—	16,756
Capital expenditures	9,844	1,451	1,352	12,647
Depreciation and amortization	6,585	1,619	590	8,794
Amortization of intangibles	2,527	—	—	2,527

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

23.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2008, PFSI had net capital of $85,535, and was $66,558 in excess of its required net capital of $18,977. At December 31, 2007, PFSI had net capital of $106,746, and was $83,764 in excess of its required net capital of $22,982.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2008.

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

24.	Guarantees

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

25.	Vendor related asset impairment

Penson GHCO and Penson Financial Futures, Inc. (“PFFI”) held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing total approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson GHCO, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. The Bankruptcy Court held confirmation hearings on August 12, 2008, and August 13, 2008, respectively, regarding the Committee Plan. The Court heard testimony regarding the Committee Plan and entertained objections from several parties. At the conclusion of the Committee Plan confirmation hearings, the Court granted all interested parties additional time to submit additional documents to the Court in support of their respective positions. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson GHCO and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson GHCO and PFFI by Sentinel are the property of the Sentinel Estate rather than the property of customers of Penson GHCO and PFFI. On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan. A motion to clarify the court’s ruling has been filed and the court has set a briefing schedule and will rule once all the pleadings have been filed. During the appeals process, there is no stay of the confirmation order and the Committee Plan has therefore become effective. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed a motion to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel case from the bankruptcy court and consolidate it with other Sentinel related actions in the federal district court. There can be no assurance that Penson GHCO’s or PFFI’s motion will be granted.

26.	Correspondent asset loss

As reported in October 2008, the Company’s Canadian subsidiary obtained an unsecured receivable as a result of a number of transactions involving listed Canadian equity securities by Evergreen Capital Partners Inc. (“Evergreen”) on behalf of itself and/or its customers, for which Evergreen and/or its customers were unable to make payment. Subsequently, Evergreen ceased operations and filed for bankruptcy protection. The Company commenced an investigation into the circumstances surrounding the events that resulted in the unsecured receivable and retained the services of various professional advisors to assist in the investigation.

In connection with the Company’s preparation of its 2008 financial statements, the Company’s management, after consultation with the Company’s Board of Directors and outside advisors, concluded that as of December 31, 2008, a significant amount of the receivable was not recoverable and recorded a charge of approximately $26.4 million, net of estimated recoveries and professional fees. The Company is continuing to explore ways to further recover amounts associated with this charge and, other than recurring professional fees, does not anticipate incurring any additional losses relative to this matter.

27.	Stock repurchase program

On July 3, 2007, the Company’s board of directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s board of directors authorized the Company to purchase an additional $12.5 million of its common stock. In 2007, the Company repurchased approximately 74 shares at an

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

average price of $14.28 per share. During 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. As of December 31, 2008 the Company has repurchased a total of 2,203 shares at an average price of $14.91 per share and has approximately $4,689 available for future purchase.

28.  Condensed Financial Statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on a unconsolidated basis.

Penson Worldwide, Inc. (parent only)
Condensed Statements of Financial Condition

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$9	$12
Receivable from affiliates	140,255	133,761
Property and equipment, net	5,815	6,992
Investment in subsidiaries	194,236	189,020
Other assets	6,789	4,778

Total assets	$347,104	$334,563

Liabilities and stockholders’ equity
Notes payable	$75,000	$55,000
Accounts payable, accrued and other liabilities	7,637	14,135

Total liabilities	82,637	69,135
Total stockholders’ equity	264,467	265,428

Total liabilities and stockholders’ equity	$347,104	$334,563

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006

Revenues	$5,097	$4,776	$2,805
Expenses
Employee compensation and benefits	11,533	440	397
Communications and data processing	60	—	—
Occupancy and equipment	4,745	—	—
Other expenses	6,562	8,132	4,692
Interest expense on long-term debt	3,854	2,894	1,643

	26,754	11,466	6,732

Loss before income taxes and equity in earnings of subsidiaries	(21,657)	(6,690)	(3,927)
Income tax benefit	(10,669)	(11,057)	(8,782)

Income (loss) before equity in earnings of subsidiaries	(10,988)	4,367	4,855
Equity in earnings of subsidiaries	21,644	22,466	19,667

Net income	$10,656	$26,833	$24,522

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$10,656	$26,833	$24,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,722	4,112	2,564
Deferred income taxes	977	(2,274)	1,625
Stock based compensation	4,523	4,693	3,120
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	(6,494)	(29,500)	(6,194)
Other assets	(2,417)	(262)	2,203
Accounts payable, accrued and other liabilities	(5,695)	4,808	1,191

Net cash provided by operating activities	6,272	8,410	29,031

Cash flows from investing activities:
Purchase of property and equipment, net	(3,545)	(4,277)	(4,301)
Decrease (increase) in investment in subsidiaries	(5,216)	(30,369)	(120,388)

Net cash used in investing activities	(8,761)	(34,646)	(124,689)

Cash flows from financing activities:
Proceeds from notes payable	20,000	206,000	95,300
Repayments of notes payable	—	(161,000)	(104,288)
Exercise of stock options	168	1,067	349
Excess tax benefit on exercise of stock options	75	823	4
Purchase of treasury stock	(7,431)	(27,468)	(7,976)
Proceeds from initial public offering	—	—	114,152
Direct costs of capital raised	—	—	(3,074)
Issuance of common stock, net	1,000	2,016	1,008

Net cash provided by financing activities	13,812	21,438	95,475

Effect of exchange rates on cash	(11,326)	4,805	169

Increase (decrease) in cash and cash equivalents	(3)	7	(14)
Cash and cash equivalents at beginning of period	12	5	19

Cash and cash equivalents at end of period	$9	$12	$5

Supplemental cash flow disclosures:
Interest payments	$4,265	$1,562	$982
Income tax payments	$11,762	$9,940	$6,922

INDEX TO EXHIBITS

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

2.1		Stock Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Selling Stockholders dated May 12, 2005, as amended July 8, 2005	S-1	333-127385	2.1	8/10/05
2.2		Asset Purchase Agreement by and among SAI Holdings, Inc., Computer Clearing Services, Inc., and the Computer Clearing Services, Inc. Stockholders dated January 31, 2006	S-1/A	333-127385	2.2	3/21/06
2.3		Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06
2.4		Purchase Agreement by and among Goldenberg Hehmeyer & Co. and Goldenberg LLC, Hehmeyer LLC, GHCO Partners LLC, GH Traders LLC, each of the Principals listed on the signature pages thereto and SAI Holdings, Inc., GHP1, Inc., GHP2, LLC and Christopher Hehmeyer in his capacity as Sellers’ Representative	8-K	001-32878	2.1	11/7/06
2.5		Letter Agreement, dated as of October 8, 2007, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, Opus Trading Fund LLC and Quantitative Trading Strategies LLC	8-K	001-32878	2.1	10/12/07
3.1		Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06
3.2		Form of Amended and Restated Bylaws of Penson Worldwide, Inc.	S-1/A	333-127385	3.2	4/24/06
4.1		Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06
4	.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05
4.3		Amended and Restated Investors’ Rights Agreement between TCV V, L.P., TCV Member Fund, L.P., Penson Worldwide, Inc., and the Company Subsidiaries dated December 31, 2005	S-1/A	333-127385	4.3	10/19/05
10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	S-1/A	333-127385	10.1	4/24/06
10	.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06
10.3		1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05
10.4		Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05
10.5		Offer to Lease between Penson Financial Services Canada Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.6		Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05
10.7		Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 30, 2001, as amended March 24, 2005 and May 6, 2005	S-1	333-127385	10.7	8/10/05
10.8		Fifth Amended and Restated Stock Pledge Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), dated October 4, 2004, as reaffirmed by the Reaffirmation of Stock Pledge Agreements dated March 24, 2005	S-1	333-127385	10.8	8/10/05
10	.9+	Fifth Amended and Restated Guaranty Agreements in connection with the Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Service Asset Investments, Inc.), by Daniel P. Son, Philip A. Pendergraft, William D. Gross, and Roger J. Engemoen, Jr. as Guarantors, all dated December 31, 2002, as reaffirmed by the Eleventh Amendment to the Amended and Restated Loan Agreement dated March 24, 2005	S-1	333-127385	10.9	8/10/05
10	.10†	Credit Agreement, dated as of May 26, 2006 among Penson Worldwide, Inc., Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Line of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent, and the other lenders party thereto	10-Q	001-32878	10.1	8/11/06
10	.11†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05
10.12		Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06
10.13		Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06
10	.14+	Employment Letter Agreement between the Company and David Henkel dated January 16, 2002	S-1	333-127385	10.14	8/10/05
10	.15+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05
10	.16+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05
10.17		Thirteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated September 19, 2005	S-1/A	333-127385	10.17	9/23/05
10.18		Fourteenth Amendment to Amended and Restated Loan Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated December 31, 2005	S-1/A	333-127385	10.18	10/19/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.19		Fifteenth Amendment to Amended and Restated Loan Agreement and Waiver by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank, dated December 28, 2005	S-1/A	333-127385	10.19	3/21/06
10.20		Promissory Note by and between the Company and JPMorgan Chase Bank, N.A. dated December 30, 2005	S-1/A	333-127385	10.20	3/21/06
10.21		Registration Rights Agreement by and between Penson Worldwide, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	10.1	3/21/06
10.22		Stockholder’s Agreement effective as of November 20, 2006 between Penson Worldwide, Inc. and Schonfeld Securities, LLC	8-K	001-32878	10.2	11/21/06
10.23		Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06
10.24		Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06
10.25		Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06
10	.26+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06
10	.27+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06
10	.28+	Executive Employment Agreement between the Company and Daniel P. Son dated April 21, 2006	S-1/A	333-127385	10.24	5/1/06
10.29		Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06
10.30		Sixteenth Amendment to Amended and Restated Agreement by and between SAI Holdings, Inc. (f/k/a Service Asset Investments, Inc.) and Guaranty Bank (f/k/a Guaranty Federal Bank, F.S.B.), dated April 21, 2006	S-1/A	333-127385	10.27	5/1/06
10.31		Guaranty Bank Consent, dated May 8, 2006, to SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.27	5/9/06
10	.32†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06
10.33		First Amendment to Credit Agreement, dated the 29th day of September, 2006, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	10/3/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.34		Second Amendment to Credit Agreement, dated the 16th day of February, 2007, to be effective as of May 26, 2006, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	2/16/07
10.35		Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07
10.36		Third Amendment to Credit Agreement, dated the 5th day of April, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	5/11/07
10.37		Fourth Amendment to Credit Agreement, dated the 31st day of July, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	8/14/07
10	.38†	Fifth Amendment to Credit Agreement, dated the 19th day of September, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	11/13/07
10	.39†	Schedule E, dated July 23, 2007, to the Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	10-Q	001-32878	10.2	11/13/07
10.40		Sixth Amendment to Credit Agreement, dated the 5th day of December, 2007, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-K	001-32878	10.40	3/14/08
10	.41+	2008 Restricted Stock Bonus Incentive Plan	8-K	001-32878	10.1	6/25/08
10.42		Seventh Amendment to Credit Agreement, dated the 21st day of July, 2008, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	8-K	001-32878	10.1	7/25/08
10	.43*	Settlement Agreement dated November 5, 2008, by and among SAMCO Holdings, Inc., SAMCO Financial Services, Inc. and SAMCO Capital Markets, Inc., on the one hand, and Penson Worldwide, Inc. and Penson Financial Services, Inc., on the other hand

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10	.44+*	Amended and Restated Executive Employment Agreement between the Company and Daniel P. Son, dated December 31, 2008
10	.45+*	Amended and Restated Executive Employment Agreement between the Company and Philip A. Pendergraft, dated December 31, 2008
10	.46+*	Amendment to Compensation Letter between the Company and Andrew B. Koslow, dated December 31, 2008
10	.47+*	Amendment to Compensation Letter between the Company and Kevin W. McAleer, dated December 31, 2008
11.1		Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06
21	.1*	List of Subsidiaries
23	.1*	Consent of BDO Seidman, LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.