Form 10-Q
period 2009-03-31
PENSON WORLDWIDE INC
filed 2009-05-08
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 7, 2009, there were 25,299,260 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$50,522	$38,825
Cash and securities — segregated under federal and other regulations	2,602,850	2,383,948
Receivable from broker-dealers and clearing organizations (including securities at fair value of $9,071 at March 31, 2009 and $17,369 at December 31, 2008)	312,297	318,278
Receivable from customers, net	792,263	687,194
Receivable from correspondents	117,692	135,092
Securities borrowed	1,108,882	964,080
Securities owned, at fair value	354,170	429,531
Deposits with clearing organizations (including securities at fair value of $311,061 at March 31, 2009 and $290,316 at December 31, 2008)	380,410	327,544
Property and equipment, net	32,277	28,428
Other assets	272,649	226,275

Total assets	$6,024,012	$5,539,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$217,092	$345,094
Payable to customers	4,212,337	3,575,401
Payable to correspondents	209,918	161,422
Short-term bank loans	141,533	130,846
Notes payable	75,000	75,000
Securities loaned	758,003	842,034
Securities sold, not yet purchased, at fair value	52,752	48,383
Accounts payable, accrued and other liabilities	90,794	96,548

Total liabilities	5,757,429	5,274,728

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,703 shares issued and 25,286 outstanding as of March 31, 2009; 28,604 issued and 25,207 outstanding as of December 31, 2008	287	286
Additional paid-in capital	245,461	244,052
Accumulated other comprehensive loss	(3,878)	(3,025)
Retained earnings	78,159	76,471
Treasury stock, at cost; 3,417 and 3,397 shares of common stock at March 31, 2009 and December 31, 2008)	(53,446)	(53,317)

Total stockholders’ equity	266,583	264,467

Total liabilities and stockholders’ equity	$6,024,012	$5,539,195

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Revenues
Clearing and commission fees	$35,125	$36,513
Technology	5,665	4,799
Interest, gross	22,036	48,478
Other	11,477	9,783

Total revenue	74,303	99,573
Interest expense from securities operations	7,546	29,373

Net revenues	66,757	70,200

Expenses
Employee compensation and benefits	28,929	28,823
Floor brokerage, exchange and clearance fees	7,416	3,803
Communications and data processing	10,557	9,188
Occupancy and equipment	7,245	7,022
Other expenses	9,181	7,357
Interest expense on long-term debt	685	1,076

	64,013	57,269

Income before income taxes	2,744	12,931
Income tax expense	1,056	4,849

Net income	$1,688	$8,082

Earnings per share — basic	$0.07	$0.32

Earnings per share — diluted	$0.07	$0.32

Weighted average common shares outstanding — basic	25,260	25,461
Weighted average common shares outstanding — diluted	25,300	25,541

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Loss	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$—	25,207	$286	$244,052	$(53,317)	$(3,025)	$76,471	$264,467
Net income	—	—	—	—	—	—	1,688	1,688
Foreign currency translation adjustments, net of tax benefit of $550	—	—	—	—	—	(853)	—	(853)

Comprehensive income								835
Purchase of treasury stock	—	(20)	—	—	(129)	—	—	(129)
Stock-based compensation expense	—	64	1	1,344	—	—	—	1,345
Excess tax deficiency from stock-based compensation plans	—	—	—	(171)	—	—	—	(171)
Purchases of common stock under the Employee Stock Purchase Plan	—	—	—	1	—	—	—	1
Issuance of common stock	—	35	—	235	—	—	—	235

Balance, March 31, 2009	$—	25,286	$287	$245,461	$(53,446)	$(3,878)	$78,159	$266,583

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$1,688	$8,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,853	4,993
Stock-based compensation	1,345	1,153
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(220,104)	(499,422)
Net receivable/payable with customers	537,602	(50,959)
Net receivable/payable with correspondents	65,445	(43,595)
Securities borrowed	(146,515)	(28,996)
Securities owned	68,678	(18,411)
Deposits with clearing organizations	(53,082)	(205,962)
Other assets	(44,399)	110,071
Net receivable/payable with broker-dealers and clearing organizations	(119,004)	540,905
Securities loaned	(83,927)	274,878
Securities sold, not yet purchased	5,632	(20,652)
Accounts payable, accrued and other liabilities	(4,496)	8,181

Net cash provided by operating activities	13,716	80,266

Cash flows from investing activities:
Business combinations, net of cash acquired	(5,458)	(438)
Purchase of property and equipment	(7,807)	(4,267)

Net cash used in investing activities	(13,265)	(4,705)

Cash flows from financing activities:
Proceeds from notes payable	—	20,000
Net borrowing on short-term bank loans	11,535	(140,253)
Exercise of stock options	—	62
Tax benefit from stock-based compensation plans	9	(68)
Purchase of treasury stock	(129)	(4,362)
Issuance of common stock	1	13

Net cash provided by (used in) financing activities	11,416	(124,608)

Effect of exchange rates on cash	(170)	(1,400)

Increase (decrease) in cash and cash equivalents	11,697	(50,447)
Cash and cash equivalents at beginning of period	38,825	120,923

Cash and cash equivalents at end of period	$50,522	$70,476

Supplemental cash flow disclosures:
Interest payments	$1,798	$6,863
Income tax payments	$294	$4,195

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“Penson Australia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing activities and proprietary trading.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community and is a member of the Financial Services Authority (“FSA”) and the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) and the FSA.

The accompanying interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary SAI. SAI’s subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC (“GHP2”), First Capitol Group, LLC (“FCG”) and Penson GHCO and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and Penson Australia. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2008, as filed with the SEC on Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement requires the acquirer in a business combination to recognize the full fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, requires the expensing of acquisition-related costs, as well as the measurement of any contractual considerations and contingent consideration at fair value at the acquisition date. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This Statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. Given that SFAS No. 141(R) relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects of adoption of SFAS No. 141(R) may have on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS No. 159 as of January 1, 2008. As of March 31, 2009 the Company has not elected to apply the fair value option to any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted the relevant provisions of SFAS No. 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. The Company adopted the provisions of SFAS 157 as they relate to nonfinancial assets and liabilities in January 2009. The adoption of SFAS 157 for

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience, or in the absence of that experience, the entity shall consider the assumptions of a market participant adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

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

First Capitol Group, LLC

In November, 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30,

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2008, as defined in the purchase agreement and approximately 150 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first year of the integrated Penson GHCO business and does not anticipate making a payment related to the second year (see Note 15). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC, a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008. At March 31, 2009, a liability of approximately $22.4 million was accrued as a result of the second year earnout and is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

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

	Three Months Ended
	March 31,
	2009	2008

Basic and diluted:
Net income	$1,688	$8,082

Weighted average common shares outstanding — basic	25,260	25,461
Incremental shares from outstanding stock options	9	44
Non-vested restricted stock	8	7
Shares issuable	23	29

Weighted average common shares and common share equivalents — diluted	25,300	25,541

Basic earnings per common share	$0.07	$0.32

Diluted earnings per common share	$0.07	$0.32

At March 31, 2009 and 2008, stock options and restricted stock units totaling 1,565 and 1,321 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following is a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis:

U.S. government and agency securities

U.S. government securities are valued using quoted market prices in active markets. Accordingly, U.S. government securities are categorized in Level 1 of the fair value hierarchy.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of March 31, 2009.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$9,071	$—	$9,071

	$9,071	$—	$9,071

Securities owned
Corporate equity	$1,764	$—	$1,764
Corporate debt	—	24,757	24,757
Certificates of deposit and term deposits	—	34,224	34,224
U.S. government and agency securities	60,269	—	60,269
Canadian government obligations	—	62,856	62,856
Money market	170,300	—	170,300

	$232,333	$121,837	$354,170

Deposits with clearing organizations
U.S. government and agency securities	$225,800	$—	$225,800
Money market	85,261	—	85,261

	$311,061	$—	$311,061

Securities sold, not yet purchased
Corporate equity	$843	$—	$843
Corporate debt	—	29,627	29,627
Certificates of deposit and term deposits	—	9,517	9,517
U.S. government and agency securities	270	—	270
Canadian government obligations	—	12,495	12,495

	$1,113	$51,639	$52,752

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,602,850 at March 31, 2009. Cash and securities segregated under federal and other regulations by PFSI totaled $2,299,648 at March 31, 2009. Of this amount, $2,297,451 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of March 31, 2009 of $2,249,424. The remaining balance of $2,197 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of March 31, 2009 of $8,744. An additional deposit of $12,000 was made on April 2, 2009. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $425,578, including cash of $95,129 was segregated for the benefit of customers by Penson GHCO pursuant to Commodity Futures Trading Commission Rule 1.20 at March 31, 2009. Finally, $2,286 and $205,787 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2008, $2,383,948 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31,	December 31,
	2009	2008

Receivable:
Securities failed to deliver	$78,034	$75,022
Receivable from clearing organizations	234,263	243,256

	$312,297	$318,278

Payable:
Securities failed to receive	$31,435	$41,108
Payable to clearing organizations	185,657	303,986

	$217,092	$345,094

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

7.	Securities owned and securities sold, not yet purchased

Securities owned consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31,	December 31,
	2009	2008

Securities Owned:
Corporate equity and debt	$26,521	$26,593
Certificates of deposit and term deposits	34,224	82,049
U.S. government and agency securities	60,269	63,261
Canadian government obligations	62,856	51,428
Money market	170,300	206,200

	$354,170	$429,531

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$30,470	$19,139
Certificates of deposit and term deposits	12,495	9,658
U.S. government and agency securities	9,517	—
Canadian government obligations	270	19,586

	$52,752	$48,383

8.	Short-term bank loans and stock loan

At March 31, 2009 and December 31, 2008, the Company had $141,533 and $130,846, respectively in short-term bank loans outstanding under eight uncommitted lines of credit with eight financial institutions. Six of these

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

lines of credit permitted the Company to borrow up to an aggregate of approximately $333,713 while two lines do not have specified borrowing limits.

The Company also has the ability to borrow under stock loan arrangements. At March 31, 2009 and December 31, 2008, the Company had $116,008 and $319,801, respectively in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at March 31, 2009, at fair values of the related securities and will incur a loss if the fair value of the securities increases subsequent to March 31, 2009.

10.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the 2000 Stock Incentive Plan, as amended in April, 2008, under which 3,466 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,478 shares of common stock, net of forfeitures have been granted and 988 shares remain available for future grant at March 31, 2009. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three months ended March 31, 2009 and 2008, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $303 and $447 during the quarters ended March 31, 2009 and 2008, respectively.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(54)	8.47	—	—

Outstanding, March 31, 2009	974	$17.83	4.78	$46

Options exercisable at March 31, 2009	697	$17.60	4.89	$46

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2009 was $0. At March 31, 2009, the Company had approximately $1,252 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over the weighted average period of 1.38 years. Cash received from stock option exercises totaled $0 during the three months ended March 31, 2009.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	749	$12.06	2.88	$5,704
Granted	84	5.51	—	—
Distributed	(63)	13.71	—	—
Terminated, cancelled or expired	(16)	12.74	—	—

Outstanding, March 31, 2009	754	$11.18	2.64	$4,851

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recorded compensation expense relating to restricted stock units of approximately $1,001 and $626 during the three month periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there is approximately $7,033 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.59 years.

Employee stock purchase plan

In July, 2005, the Company’s board of directors adopted the ESPP, designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock were initially reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. Under the current plan, no such annual increase may exceed 63 shares.

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s board of directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2009, 500 shares of common stock had been reserved and 301 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized $41 and $80 in expense during the first quarter of 2009 and 2008, respectively, related to the features of the plan.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2009 or December 31, 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

12.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended
	March 31,
	2009	2008

Federal statutory income tax rate	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(2.7)	(1.4)
State and local income taxes, net of federal benefit	2.3	3.0
Other, net	3.9	0.9

	38.5%	37.5%

13.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information.

	United
As of and for the Three Months Ended March 31, 2009	States	Canada	Other	Consolidated

Total revenue	$60,068	$11,466	$2,769	$74,303
Interest, net	13,484	665	341	14,490
Income before tax	1,644	1,031	69	2,744
Net income	899	732	57	1,688
Segment assets	4,797,595	893,734	332,683	6,024,012
Goodwill and intangibles	121,139	538	312	121,989
Capital expenditures	7,253	128	426	7,807
Depreciation and amortization	3,290	281	352	3,923
Amortization of intangibles	930	—	—	930

	United
As of and for the Three Months Ended March 31, 2008	States	Canada	Other	Consolidated

Total revenue	$74,177	$19,747	$5,649	$99,573
Interest, net	14,551	4,186	368	19,105
Income before tax	8,201	4,539	191	12,931
Net income	4,829	3,128	125	8,082
Segment assets	6,339,242	1,611,078	353,395	8,303,715
Goodwill and intangibles	81,296	538	312	82,146
Capital expenditures	3,591	183	493	4,267
Depreciation and amortization	3,242	403	280	3,925
Amortization of intangibles	1,057	11	—	1,068

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

14.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2009, PFSI had net capital of $77,200, and was $60,517 in excess of its required net capital of $16,683. At December 31, 2008, PFSI had net capital of $85,535, and was $66,558 in excess of its required net capital of $18,977.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2009.

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

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson GHCO and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson GHCO and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson GHCO and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson GHCO and PFFI. On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. These motions are pending, and there can be no assurance that such motions will be granted. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

16.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. No shares were repurchased during the three months ended March 31, 2009. The Company has approximately $4.7 million available under the current repurchase program as of March 31, 2009.

17.	Subsequent event

On May 1, 2009 the Company signed a new secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility allows the Company to borrow up to a maximum $70 million at a variable rate of interest with a term of 364 days. The Credit Facility includes an accordion feature that could increase the facility to $100 million with the current financial institutions or the inclusion of new financial institutions pending approval of the current lenders. The Company’s obligations under the Credit Facility are secured by a guaranty from SAI and PHI, and a pledge by the Company, SAI and PHI of the equity interests of the Company’s principal operating subsidiaries. The Credit Facility contains certain restrictive covenants, which require the Company meet certain requirements such as the maintenance of minimum net worth, liquidity and income levels, among others and restrict additional borrowings, dividends or other distributions without prior consent of the lenders. As of May 1, 2009 the Credit Facility is fully drawn.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2008 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 258 active securities clearing correspondents and 42 futures clearing correspondents as of March 31, 2009. Our net revenues were approximately $66.8 million and $70.2 million for the three months ended March 31, 2009 and 2008, respectively, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2009 Highlights

•	We cleared more than 50 million option contracts in the first quarter.

•	We began moving customer segregated funds into higher yielding FDIC insured bank accounts during the quarter with approximately $900 million moved as of March 31, 2009.

•	We founded Penson Australia, which we expect to be accretive to earnings in 2010.

•	In May 2009 we signed a new $70 million revolving credit facility.

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

Technology revenues are a growing part of our business and consist of transactional, development and licensing revenues generated by Nexa. A significant portion of these revenues are collected directly from clearing customers along with other charges for clearing services as described above. Most development revenues and some transaction revenues are collected directly from clients and are reflected as receivables until they are collected.

Other revenues include charges assessed directly to customers for certain transactions or types of accounts, trade aggregation and profits from proprietary trading activities, including foreign exchange transactions and fees charged to our correspondents’ customers. Subject to certain exceptions, our clearing brokers in the U.S., Canada and the U.K. each generate these types of transactions.

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

Revenues from clearing and commission fees represented 53% and 52% of our total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net interest income represented 22% and 27%, respectively, of our total net revenues in those same periods.

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

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to update our documentation, review and test our existing systems of internal control over financial reporting in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements.

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

Comparison of three months ended March 31, 2009 and March 31, 2008

Overview

Results of operations declined for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to lower clearing and commission fees and lower net interest earned. Clearing and commission fees declined due to lower equity and futures volumes as well as PFSL’s loss of the contract for difference (“CFD”) business. Technology increased due to licensing revenue in the current quarter that did not exist in the year ago quarter. The decline in net interest earned is a result of a lower average federal funds rate offset by higher average balances in the March 31, 2009 quarter as compared to the year ago quarter. Operating results declined $10.2 million during the first quarter of 2009 as compared to the first quarter of 2008, for our U.S., Canadian and London businesses, primarily due to lower trading volumes and lower interest spreads, higher floor brokerage, exchange and clearance fees and expenses related to reductions in force and professional consulting fees. Our U.S. operating subsidiaries experienced a decline in operating profits of approximately $2.9 million due primarily to lower net interest and lower clearing and commission fees. Our Canadian business experienced an operating profit of $1.0 million for the March 31, 2009 quarter compared to an operating profit of $4.5 million in the March 31, 2008 quarter due primarily to decreases in net interest. London incurred an operating loss of $1.2 million in the current quarter compared to an operating profit of $.2 million in the year ago quarter due primarily to the loss of the CFD business.

While we have continued to see profitability in our stock loan conduit business, we have seen decreased demand resulting from regulatory changes discussed below. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 30 to 95 basis points on the transactions. Due to recent regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

The above factors resulted in lower operating results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

		%
		Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(1,388)	(3.8)
Technology	866	18.0
Interest:
Interest on asset based balances	(17,836)	(53.1)
Interest on conduit borrows	(8,279)	(62.9)
Money market	(327)	(19.2)

Interest, gross	(26,442)	(54.5)
Other revenue	1,694	17.3

Total revenues	(25,270)	(25.4)

Interest expense:
Interest expense on liability based balances	(14,703)	(78.2)
Interest on conduit loans	(7,124)	(67.4)

Interest expense from securities operations	(21,827)	(74.3)

Net revenues	(3,443)	(4.9)

Expenses:
Employee compensation and benefits	106	0.4
Floor brokerage, exchange and clearance fees	3,613	95.0
Communications and data processing	1,369	14.9
Occupancy and equipment	223	3.2
Other expenses	1,824	24.8
Interest expense on long-term debt	(391)	(36.3)

	6,744	11.8

Income before income taxes	$(10,187)	(78.8)

Net Revenues

Net revenues decreased $3.4 million, or 4.9%, to $66.8 million from quarter ended March 31, 2008 to the quarter ended March 31, 2009. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $1.4 million, or 3.8%, to $35.1 million during this same period primarily due to a lower volume of equity and futures transactions, offset by an increase in options contracts, the number of correspondents and a change in our mix of correspondents.

Technology revenue increased $.9 million, or 18.0%, to $5.7 million primarily due to approximately $1.0 million in licensing revenue and higher recurring revenue offset by lower development revenue.

Interest, gross decreased $26.4 million or 54.5%, to $22.0 million during the quarter over quarter period. Interest revenues from customer balances decreased $18.2 million or 51.4% as our average daily interest rate decreased 181 basis points or 56.0% to 1.42% offset by an increase in our average daily interest earning assets of $290.2 million, or 7.0% to $4.5 billion. Interest from our stock conduit borrows operations decreased $8.3 million, as a result of a decrease in our average daily interest rate of approximately 79 basis points, or 19.9% to 3.17% and an $713.6 million or 53.6% decrease in our average daily assets.

Other revenue increased $1.7 million, or 17.3%, to $11.5 million due to increased revenues of $1.1 million from our trade aggregation business in the U.S, increased execution services revenues of $1.2 million, offset by decreases in fees and foreign exchange trading.

Interest expense from securities operations decreased $21.8 million, or 74.3%, to $7.6 million from the quarter ended March 31, 2008 to the quarter ended March 31, 2009. Interest expense from clearing operations decreased approximately $14.7 million, or 78.2%, to $4.1 million due to a 167 basis point or 80.7% decrease in our average daily interest rate to .40% offset by an increase in our average daily balances of our short-term obligations of $437.3 million, or 12.1%, to $4.1 billion. Interest from our stock conduit loans decreased $7.1 million, or 67.4% due to a 95 basis point decrease, or 29.8% in our average daily interest rate to 2.24% combined with a $709.6 million, or 53.6% decrease in our average daily balances.

Interest, net decreased from $19.1 million for the quarter ended March 31, 2008 to $14.5 million for the quarter ended March 31, 2009. This decrease was due to a diminished interest rate spread brought on by decreases in the targeted federal funds rate and similar interest rates outside the U.S.

Employee compensation and benefits

Total employee costs increased $.1 million, or .4%, to $28.9 million from the quarter ended March 31, 2008 to the quarter ended March 31, 2009, primarily due to a 9.4% increase in headcount to 1,026 as of March 31, 2009, severance costs of approximately $.8 million offset by lower discretionary compensation expense. The headcount increase is primarily attributed to increases in our U.S. operations as a result of the expansion of our services offered and the number of correspondents served.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $3.6 million, or 95.0% to $7.4 million for the quarter ended March 31, 2009 from the quarter ended March 31, 2008, primarily due to industry rebates paid in the prior year quarter that were not paid in the current quarter due to changes in the timing in which rebates are received.

Communication and data processing

Total expenses for our communication and data processing requirements increased $1.4 million, or 14.9%, to $10.6 million from the quarter ended March 31, 2008 to the quarter ended March 31, 2009. This increase reflects additional costs associated with additional data processing capacity.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.2 million, or 3.2%, to $7.2 million from the quarter ended March 31, 2008 to the quarter ended March 31, 2009. This increase is primarily due to additional equipment that was acquired to support future growth in our businesses.

Other expenses

Other expenses increased $1.8 million, or 24.8%, to $9.2 million from the quarter ended March 31, 2008 to the quarter ended March 31, 2009. The increase relates to increases in legal, professional and consulting fees.

Interest expense on long-term debt

Interest expense on long-term debt decreased from $1.1 million for the quarter ended March 31, 2008 to $.7 million for the quarter ended March 31, 2009 as a result of lower interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 38.5%, was $1.1 million for the quarter ended March 31, 2009 as compared to an effective tax rate of 37.5% and income tax expense of $4.8 million for the quarter ended March 31, 2008. This decrease is primarily attributed to decreased operating profit in the current quarter. The higher effective rate is attributable to higher pretax income in the United States.

Net income

As a result of the foregoing, net income decreased to $1.7 million for the quarter ended March 31, 2009 from $8.1 million for the quarter ended March 31, 2008.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2009, we had eight uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Six of these lines of credit permitted us to borrow up to an aggregate of approximately $333.7 million while two lines had no stated limit. As of March 31, 2009, we had approximately $141.5 million in short-term bank loans outstanding which left approximately $213.8 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At March 31, 2009, we had approximately $116.0 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $70.0 million line of credit under a secured credit facility entered into on May 1, 2009. See Note 17 to our condensed consolidated financial statements for a description of this new credit facility. Equipment purchased under capital leases is typically secured by the equipment itself. As of March 31, 2009, the Company had $75.0 million outstanding under its previous line of credit.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At March 31, 2009, PFSI had net capital of $77.2 million, which was $60.5 million in excess of its required net capital of $16.7 million.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the interim condensed consolidated financial statements as of March 31, 2009. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2009.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 11 to our condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 9 to our interim condensed consolidated financial statements for information on off-balance sheet arrangements

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development and the valuation of stock-based compensation.

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

See Note 4 to our interim condensed consolidated financial statements for a description of the financial assets carried at fair value.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 75 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of March 31, 2009. Based upon the March quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $.75 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during the quarter ended March 31, 2009.

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

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson GHCO and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson GHCO and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson GHCO and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson GHCO and PFFI. On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses we might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. These motions are pending, and there can be no assurance that such motions will be granted. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009.

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

This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but in that action, PFSI and Mr. Engemoen were not parties. The Company is, among other defenses asserted, seeking to have the court enforce the earlier arbitration panel determination.

Mr. Engemoen, the Company’s Chairman of the Board, is the Chairman of the Board, and beneficially owns approximately 49% of the outstanding stock, of SAMCO Holdings, Inc., the holding company of SAMCO Financial and SAMCO Capital Markets, Inc. (SAMCO Holdings, Inc. and its affiliated companies are referred to as the “SAMCO Entities”). Certain of the SAMCO Entities received certain assets from the Company when those assets were split-off immediately prior to the Company’s initial public offering in 2006 (the “Split-Off”). In connection with the Split-Off and through contractual and other arrangements, certain of the SAMCO Entities have agreed to indemnify the Company and its affiliates against liabilities that were incurred by any of the SAMCO Entities in connection with the operation of their businesses, either prior to or following the Split-Off. During the third quarter of 2008, the Company’s management determined that, based on the financial condition of the SAMCO Entities, sufficient risk existed with respect to the indemnification protections to warrant a modification of these arrangements with the SAMCO Entities, as described below.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 16, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2009 we issued 35,271 unregistered shares of our common stock to the stockholders of CCS, to satisfy a continuing earnout obligation pursuant to an Asset Purchase Agreement dated January 31, 2006. The sales were exempt from the Securities Act of 1933, as amended, under Section 4(2) thereof.

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2009. The following table sets forth the repurchases we made during the three months ended March 31, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)

January	5,157	$7.19	—	652,107
February	6,238	6.23	—	752,592
March	8,447	6.33	—	740,703

Total	19,842	$6.52	—

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1†	Eighth Amendment to Credit Agreement, dated the 16th day of March, 2009, effective as of December 31, 2008, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto.	(1)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: May 8, 2009

/s/  Kevin W. Mcaleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: May 8, 2009

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10	.1†	Eighth Amendment to Credit Agreement, dated the 16th day of March, 2009, effective as of December 31, 2008, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	(1)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC.