Form 10-Q
period 2009-06-30
PENSON WORLDWIDE INC
filed 2009-08-04
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 3, 2009, there were 25,406,000 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$67,302	$38,825
Cash and securities — segregated under federal and other regulations	2,937,544	2,383,948
Receivable from broker-dealers and clearing organizations (including securities at fair value of $3,099 at June 30, 2009 and $17,369 at December 31, 2008)	292,277	318,278
Receivable from customers, net	973,134	687,194
Receivable from correspondents	58,995	135,092
Securities borrowed	1,315,455	964,080
Securities owned, at fair value	531,417	429,531
Deposits with clearing organizations (including securities at fair value of $335,512 at June 30, 2009 and $290,316 at December 31, 2008)	433,606	327,544
Property and equipment, net	34,200	28,428
Other assets	224,900	226,275

Total assets	$6,868,830	$5,539,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$223,889	$345,094
Payable to customers	4,647,137	3,575,401
Payable to correspondents	237,962	161,422
Short-term bank loans	310,897	130,846
Notes payable	92,953	75,000
Securities loaned	895,309	842,034
Securities sold, not yet purchased, at fair value	55,042	48,383
Accounts payable, accrued and other liabilities	119,923	96,548

Total liabilities	6,583,112	5,274,728

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,805 shares issued and 25,376 outstanding as of June 30, 2009; 28,604 issued and 25,207 outstanding as of December 31, 2008	288	286
Additional paid-in capital	255,858	244,052
Accumulated other comprehensive loss	(1,128)	(3,025)
Retained earnings	84,274	76,471
Treasury stock, at cost; 3,429 and 3,397 shares of common stock at June 30, 2009 and December 31, 2008	(53,574)	(53,317)

Total stockholders’ equity	285,718	264,467

Total liabilities and stockholders’ equity	$6,868,830	$5,539,195

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)

Revenues
Clearing and commission fees	$38,183	$37,348	$73,308	$73,861
Technology	6,452	5,100	12,117	9,899
Interest, gross	30,841	44,934	52,877	93,412
Other	11,809	11,294	23,286	21,077

Total revenues	87,285	98,676	161,588	198,249
Interest expense from securities operations	10,804	24,068	18,350	53,441

Net revenues	76,481	74,608	143,238	144,808

Expenses
Employee compensation and benefits	29,188	29,477	58,117	58,300
Floor brokerage, exchange and clearance fees	8,759	8,692	16,175	12,495
Communications and data processing	11,568	9,579	22,125	18,767
Occupancy and equipment	7,365	7,293	14,610	14,315
Other expenses	7,700	8,931	16,881	16,288
Interest expense on long-term debt	1,876	1,086	2,561	2,162

	66,456	65,058	130,469	122,327

Income before income taxes	10,025	9,550	12,769	22,481
Income tax expense	3,910	3,653	4,966	8,502

Net income	$6,115	$5,897	$7,803	$13,979

Earnings per share — basic	$0.24	$0.23	$0.31	$0.55

Earnings per share — diluted	$0.24	$0.23	$0.31	$0.55

Weighted average common shares outstanding — basic	25,329	25,115	25,295	25,288
Weighted average common shares outstanding — diluted	25,614	25,200	25,466	25,370

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Loss	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$—	25,207	$286	$244,052	$(53,317)	$(3,025)	$76,471	$264,467
Net income	—	—	—	—	—	—	7,803	7,803
Foreign currency translation adjustments, net of tax of $1,223	—	—	—	—	—	1,897	—	1,897

Comprehensive income								9,700
Purchase of treasury stock	—	(32)	—	—	(257)	—	—	(257)
Stock-based compensation expense	—	113	1	2,750	—	—	—	2,751
Excess tax deficiency from stock-based compensation plans	—	—	—	(314)	—	—	—	(314)
Purchases of common stock under the Employee Stock Purchase Plan	—	53	1	313	—	—	—	314
Issuance of common stock	—	35	—	235	—	—	—	235
Equity component of the conversion feature attributable to senior convertible notes, net of tax of $5,593	—	—	—	8,822	—	—	—	8,822

Balance, June 30, 2009	$—	25,376	$288	$255,858	$(53,574)	$(1,128)	$84,274	$285,718

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$7,803	$13,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,769	10,147
Stock-based compensation	2,751	2,212
Debt discount accretion	217	—
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(528,479)	(832,825)
Net receivable/payable with customers	755,466	540,696
Net receivable/payable with correspondents	151,079	71,707
Securities borrowed	(349,405)	(922,705)
Securities owned	(90,457)	(48,844)
Deposits with clearing organizations	(105,809)	51,698
Other assets	14,199	90,161
Net receivable/payable with broker-dealers and clearing organizations	(97,190)	316,742
Securities loaned	4,678	720,861
Securities sold, not yet purchased	53,007	(6,455)
Accounts payable, accrued and other liabilities	9,610	21,646

Net cash provided by (used in) operating activities	(162,761)	29,020

Cash flows from investing activities:
Business combinations, net of cash acquired	(6,115)	(1,333)
Purchase of property and equipment	(13,152)	(9,285)

Net cash used in investing activities	(19,267)	(10,618)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	56,350	—
Proceeds from revolving credit facility	—	20,000
Repayments of revolving credit facility	(25,000)	—
Net borrowing on short-term bank loans	177,229	(23,329)
Exercise of stock options	—	62
Excess tax benefit from stock-based compensation plans	9	27
Purchase of treasury stock	(257)	(6,915)
Issuance of common stock	314	673

Net cash provided by (used in) financing activities	208,645	(9,482)

Effect of exchange rates on cash	1,860	42

Increase in cash and cash equivalents	28,477	8,962
Cash and cash equivalents at beginning of period	38,825	120,923

Cash and cash equivalents at end of period	$67,302	$129,885

Supplemental cash flow disclosures:
Interest payments	$3,947	$11,204
Income tax payments	$1,153	$12,567

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (“PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“Penson Australia”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities.

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary SAI. SAI’s subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC (“GHP2”), First Capitol Group, LLC (“FCG”) and Penson GHCO and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and Penson Australia. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2008, as filed with the SEC on Form 10-K. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

In connection with the delivery of products and services to its clients and customers, the Company manages its revenues and related expenses in the aggregate. As such, the Company evaluates the performance of its business activities and evaluates clearing and commission, technology, and interest income along with the associated interest expense as one integrated activity.

The Company’s cost infrastructure supporting its business activities varies by activity. In some instances, these costs are directly attributable to one business activity and sometimes to multiple activities. As such, in assessing the performance of its business activities, the Company does not consider these costs separately, but instead, evaluates

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

performance in the aggregate along with the related revenues. Therefore, the Company’s pricing considers both the direct and indirect costs associated with transactions related to each business activity, the client relationship and the demand for the particular product or service in the marketplace. As a result, the Company does not manage or capture the costs associated with the products or services sold, or its general and administrative costs by revenue line.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted the relevant provisions of SFAS No. 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. The Company adopted the provisions of SFAS 157 as they relate to nonfinancial assets and liabilities on January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The Company adopted the provisions of FSP APB 14-1 on January 1, 2009. See Note 9 for the impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, Accounting Changes and Error Corrections for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB, issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1”), which amends FASB Statement No, or SFAS, 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which amends SFAS 157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, FSP FAS 157-4 requires additional disclosures regarding fair value in interim and annual reports. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, or SFAS 165, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009. We have adopted SFAS 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 4, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarch of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). SFAS 168 makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

issued for interim and annual periods ending after September 15, 2009. The Company will adopt the provisions of SFAS 168 on July 1, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s results of operations, financial condition or cash flows.

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

Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first year of the integrated Penson GHCO business and does not anticipate making a payment related to the second year (see Note 16). Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008. At June 30, 2009, a liability of approximately $26.6 million was accrued as a result of the second year earnout ended May 31, 2009 ($24.9 million) and one month of the year three earnout ($1.7 million). This balance is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Earnings Per Share. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic and diluted:
Net income	$6,115	$5,897	$7,803	$13,979

Weighted average common shares outstanding — basic	25,329	25,115	25,295	25,288
Incremental shares from outstanding stock options	29	43	23	43
Non-vested restricted stock	112	13	65	10
Shares issuable	24	29	23	29
Convertible debt	120	—	60	—

Weighted average common shares and common share equivalents — diluted	25,614	25,200	25,466	25,370

Basic earnings per common share	$0.24	$0.23	$0.31	$0.55

Diluted earnings per common share	$0.24	$0.23	$0.31	$0.55

At June 30, 2009 and 2008, stock options and restricted stock units totaling 1,081 and 1,265 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of June 30, 2009.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$3,099	$—	$3,099

	$3,099	$—	$3,099

Securities owned
Corporate equity	$1,237	$—	$1,237
Corporate debt	—	54,262	54,262
Certificates of deposit and term deposits	—	70,538	70,538
U.S. government and agency securities	64,733	—	64,733
Canadian government obligations	—	141,647	141,647
Money market	199,000	—	199,000

	$264,970	$266,447	$531,417

Deposits with clearing organizations
U.S. government and agency securities	$229,849	$—	$229,849
Money market	105,663	—	105,663

	$335,512	$—	$335,512

Securities sold, not yet purchased
Corporate equity	$846	$—	$846
Corporate debt	—	27,805	27,805
Canadian government obligations	—	26,391	26,391

	$846	$54,196	$55,042

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,937,544 at June 30, 2009. Cash and securities segregated under federal and other regulations by PFSI totaled $2,648,866 at June 30, 2009. Of this amount, $2,633,666 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of June 30, 2009 of $2,623,038. An additional deposit of $32,000 was made on July 2, 2009 as allowed by Rule 15c3-3. The remaining balance of $15,200 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of June 30, 2009 of $19,341. An additional deposit of $14,000 was made on July 2, 2009. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $364,130, including cash of $9,353 was segregated for the benefit of customers by Penson GHCO pursuant to CFTC Rule 1.20 at June 30, 2009. Finally, $93,389 and $185,936 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2008, $2,383,948 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2009	2008

Receivable:
Securities failed to deliver	$70,902	$75,022
Receivable from clearing organizations	221,375	243,256

	$292,277	$318,278

Payable:
Securities failed to receive	$59,197	$41,108
Payable to clearing organizations	164,692	303,986

	$223,889	$345,094

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

7.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	June 30,	December 31,
	2009	2008

Securities Owned:
Corporate equity and debt	$55,499	$26,593
Certificates of deposit and term deposits	70,538	82,049
U.S. government and agency securities	64,733	63,261
Canadian government obligations	141,647	51,428
Money market	199,000	206,200

	$531,417	$429,531

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$28,651	$19,139
Certificates of deposit and term deposits	—	9,658
Canadian government obligations	26,391	19,586

	$55,042	$48,383

8.	Short-term bank loans and stock loan

At June 30, 2009 and December 31, 2008, the Company had $310,897 and $130,846, respectively in short-term bank loans outstanding under eight uncommitted lines of credit with eight financial institutions. Six of these lines of

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

credit permitted the Company to borrow up to an aggregate of approximately $340,799 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximate their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At June 30, 2009 and December 31, 2008, the Company had $214,111 and $319,801, respectively in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximate their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

9.	Notes Payable

Revolving Credit Facility

On May 1, 2009 the Company signed a new secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009. The Credit Facility allows the Company to borrow up to a maximum $70,000 at a variable rate of interest (6.5% at June 30, 2009) with a term of 364 days. The Credit Facility includes an accordion feature that could increase the facility to $100,000 with the current financial institutions or the addition of new banks to the syndication. The Company’s obligations under the Credit Facility are secured by a guaranty from SAI and PHI, and a pledge by the Company, SAI and PHI of the equity interests of certain of the Company’s subsidiaries. The Credit Facility contains various positive and negative covenants, including certain financial covenants such as maintenance of minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum capital requirement, a minimum liquidity requirement and maximum capital expenditures. As of June 30, 2009 $50,000 was outstanding. The fair value of the Credit Facility approximates its carrying value.

Senior Convertible Notes

On June 3, 2009, the Company issued $60,000 aggregate principal amount of 8.00% Senior Convertible Notes due 2014 (the “Convertible Notes”). The $60,000 aggregate principal amount of Convertible Notes includes $10,000 issued in connection with the exercise in full by the initial purchasers of their over-allotment option. The net proceeds from the sale of the convertible notes were approximately $56,350 after initial purchaser discounts and other expenses.

The Convertible Notes bear interest at a rate of 8.0% per year. Interest on the Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2009. The Convertible Notes will mature on June 1, 2014, subject to earlier repurchase or conversion.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2009 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 120% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 (in whole dollars) principal amount of the Convertible Notes for each day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Convertible Notes on each such day; (3) upon the occurrence of specified corporate transactions, including upon certain distributions to holders of the Company’s common stock and certain fundamental changes, including changes of control and dispositions of substantially all of the Company’s assets; and (4) at any time beginning on March 1, 2014. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock or a combination thereof. The initial conversion rate for the Convertible Notes will be

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

101.9420 shares of the Company’s common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (6,117 shares), equivalent to an initial conversion price of approximately $9.81 per share of common stock. Such conversion rate will be subject to adjustment in certain events, but will not be adjusted for accrued or additional interest. In addition, the Indenture provides that, in no event will the Company issue shares upon conversion of Convertible Notes that exceed 19.99% of its common stock outstanding as of June 3, 2009, unless it has obtained stockholder approval in accordance with NASDAQ listing standards.

Following certain corporate transactions, the Company will increase the applicable conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate transactions by a number of additional shares of common stock. The Company may not redeem the Convertible Notes prior to their stated maturity date. If the Company undergoes a fundamental change, holders may require the Company to repurchase all or a portion of the holders’ Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest, including any additional interest, to, but excluding, the fundamental change purchase date.

The Convertible Notes are unsecured obligations of the Company and contain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers, consolidations and changes of control. The Convertible Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. The Convertible Notes contain no financial covenants.

The provisions of FSP APB 14-1 are applicable to the Convertible Notes. FSP APB 14-1 requires the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated approximately $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes will be 15.0%. The Company will recognize interest expense during the twelve months ended May 2010 on the Convertible Notes in an amount that approximates 15.0% of $45,585, the liability component of the Convertible Notes at the date of issuance. The Convertible Notes were further discounted by approximately $2,850 for the costs associated with the initial purchasers. These costs and other debt issuance costs will be amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. For the three and six month periods ended June 30, 2009, the Company recognized interest expense of $373 related to the coupon and $170 related to the conversion feature.

The estimated fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms. At June 30, 2009 the fair value of the Convertible Notes approximated the carrying value of $45,755.

10.	Financial instruments with off-balance sheet risk

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at June 30, 2009, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to June 30, 2009.

11.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May, 2009 (the “2000 Stock Incentive Plan”), under which 4,466 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,578 shares of common stock, net of forfeitures have been granted and 1,888 shares remain available for future grants at June 30, 2009. The Company also provides an employee stock purchase plan (“ESPP”).

The 2000 Stock Incentive Plan includes three separate programs: (1) the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; (2) the stock issuance program under which such individuals may be issued shares of common stock directly or stock awards that vest over time, through the purchase of such shares or as a bonus tied to the performance of services; and (3) the automatic grant program under which grants will automatically be made at periodic intervals to eligible non-employee board members. The Company’s Board of Directors or its Compensation Committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.

Stock options

During the three and six months ended June 30, 2009 and 2008, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $322 and $391, respectively for the three months ended June 30, 2009 and 2008, and $625 and $837, respectively, for the six months ended June 30, 2009 and 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(76)	18.74	—	—

Outstanding, June 30, 2009	952	$17.23	4.40	$284

Options exercisable at June 30, 2009	697	$16.85	4.46	$284

There were no options exercised during the three and six month periods ended June 30, 2009. At June 30, 2009, the Company had approximately $985 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans, that will be recognized over the weighted average period of 1.19 years.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	749	$12.06	2.88	$5,704
Granted	201	6.61	—	—
Distributed	(113)	13.71	—	—
Terminated, cancelled or expired	(21)	14.15	—	—

Outstanding, June 30, 2009	816	$10.44	2.58	$7,303

The Company recorded compensation expense relating to restricted stock units of approximately $1,039 and $641 during the three month periods ended June 30, 2009 and 2008, respectively, and $2,040 and $1,267 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there is approximately $6,908 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.53 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2009, 500 shares of common stock had been reserved and 354 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $45 and $27 for the three months ended June 30, 2009 and 2008, and $86 and $108 for the six months ended June 30, 2009 and 2008, respectively.

12.	Commitments and contingencies

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2009 or December 31, 2008.

13.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(.8)	(1.0)	(1.2)	(1.2)
State and local income taxes, net of federal benefit	2.9	3.0	2.8	3.0
Other, net	1.9	1.3	2.3	1.0

	39.0%	38.3%	38.9%	37.8%

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

14.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information.

	United
As of and for the Three Months Ended June 30, 2009	States	Canada	Other	Consolidated

Total revenues	$71,065	$13,444	$2,776	$87,285
Interest, net	18,313	1,179	545	20,037
Income (loss) before tax	7,600	2,504	(79)	10,025
Net income (loss)	4,459	1,745	(89)	6,115
Segment assets	5,587,901	971,397	309,532	6,868,830
Goodwill and intangibles	125,643	538	312	126,493
Capital expenditures	4,463	249	633	5,345
Depreciation and amortization	3,478	291	368	4,137
Amortization of intangibles	779	—	—	779

	United
As of and for the Three Months Ended June 30, 2008	States	Canada	Other	Consolidated

Total revenues	$74,448	$18,695	$5,533	$98,676
Interest, net	17,018	3,158	690	20,866
Income (loss) before tax	5,883	4,353	(686)	9,550
Net income (loss)	3,417	2,978	(498)	5,897
Segment assets	6,933,226	1,556,061	428,967	8,918,254
Goodwill and intangibles	91,605	538	312	92,455
Capital expenditures	3,928	279	811	5,018
Depreciation and amortization	3,339	414	308	4,061
Amortization of intangibles	1,095	—	—	1,095

	United
As of and for the Six Months Ended June 30, 2009	States	Canada	Other	Consolidated

Total revenues	$131,134	$24,909	$5,545	$161,588
Interest, net	31,798	1,843	886	34,527
Income (loss) before tax	9,243	3,536	(10)	12,769
Net income (loss)	5,357	2,477	(31)	7,803
Segment assets	5,587,901	971,397	309,532	6,868,830
Goodwill and intangibles	125,643	538	312	126,493
Capital expenditures	11,716	377	1,059	13,152
Depreciation and amortization	6,768	572	720	8,060
Amortization of intangibles	1,709	—	—	1,709

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	United
As of and for the Six Months Ended June 30, 2008	States	Canada	Other	Consolidated

Total revenues	$148,623	$38,442	$11,184	$198,249
Interest, net	31,570	7,343	1,058	39,971
Income (loss) before tax	14,084	8,892	(495)	22,481
Net income (loss)	8,248	6,105	(374)	13,979
Segment assets	6,933,226	1,556,061	428,967	8,918,254
Goodwill and intangibles	91,605	538	312	92,455
Capital expenditures	7,519	462	1,304	9,285
Depreciation and amortization	6,580	817	587	7,984
Amortization of intangibles	2,152	11	—	2,163

15.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2009, PFSI had net capital of $97,559, and was $74,205 in excess of its required net capital of $23,354. At December 31, 2008, PFSI had net capital of $85,535, and was $66,558 in excess of its required net capital of $18,977.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2009.

16.	Vendor related asset impairment

Penson GHCO and Penson Financial Futures, Inc. (“PFFI”) held customer segregated accounts with Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”), totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

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

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. The Company believes that

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. These motions are pending, and there can be no assurance that such motions will be granted. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is tentatively scheduled to proceed from September 20-23, 2010.

17.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. No shares were repurchased during the six months ended June 30, 2009. The Company has approximately $4.7 million available under the current repurchase program as of June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2008 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited interim condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 252 active securities clearing correspondents and 42 futures clearing correspondents as of June 30, 2009. Our net revenues were $76.5 million and $74.6 million for the three months ended June 30, 2009 and 2008, respectively, while our net revenues were $143.2 million and $144.8 million for the six months ended June 30, 2009 and 2008. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2009 Highlights

•	We cleared more than 91 million option contracts in the second quarter, a new record.

•	We moved additional customer segregated funds into higher yielding FDIC insured bank accounts during the quarter with approximately $1.9 billion moved as of June 30, 2009.

•	We founded Penson Australia, which we expect to be operational in the fourth quarter of 2009.

•	In May 2009 we signed a new $70 million revolving credit facility.

•	In June 2009 we issued $60 million of 8.00% convertible notes due June 1, 2014.

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

Technology revenues consist of transactional, development and licensing revenues generated by Nexa. A significant portion of these revenues are collected directly from clearing customers along with other charges for clearing services as described above. Most development revenues and some transaction revenues are collected directly from clients and are reflected as receivables until they are collected.

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

Revenues from clearing and commission fees represented 50% and 50% of our total net revenues for the three months ended June 30, 2009 and 2008, respectively, while revenues from clearing and commission fees represented 51% and 51% of our total net revenues for the six months ended June 30, 2009 and 2008, respectively. Net interest income represented 26% and 28%, respectively, of our total net revenues for the three months ended June 30, 2009 and 2008 and 24% and 28% for the six months ended June 30, 2009 and 2008.

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

Other operating expenses

Expenses incurred to process trades include floor brokerage and exchange and clearance fees, and those expenses tend to vary significantly with the level of trading activity. The related data processing and communication costs vary less with the level of trading activity. Occupancy and equipment expenses include lease expenses for office space, computers and other equipment that we require to operate our businesses. Other expenses include legal, regulatory, professional consulting, accounting, travel and miscellaneous expenses.

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to update our documentation, review and test our existing systems of internal control over financial reporting in accordance with this Act. This could require us to hire and train additional personnel to comply with these requirements.

In addition, as a public company, we incur additional costs for external advisers such as legal, accounting, auditing and investor relations services.

Profitability of services provided

Management records revenue for the clearing operations and technology business separately as well as all expenses associated with each business to determine net profitability before income tax. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Comparison of the three months ended June 30, 2009 and June 30, 2008

Overview

Results of operations improved for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to higher clearing and commission fees and technology revenue, offset by lower net interest earned. Clearing and commission fees increased due to higher equity and options volumes offset by lower futures volumes as well as PFSL’s loss of the contract for difference (“CFD”) business. Technology increased due to higher recurring revenue and licensing revenue in the current quarter that did not exist in the year ago quarter. The decline in net interest earned is a result of higher customer average paying balances, lower average balances in our conduit business offset by higher interest spreads in the June 30, 2009 quarter as compared to the year ago quarter. Operating results increased $.5 million during the second quarter of 2009 as compared to the second quarter of 2008, for our U.S., Canadian and London businesses, primarily due to higher trading volumes, offset by lower net interest income, higher communications and data processing fees resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business.

Our U.S. operating subsidiaries experienced an increase in operating profits of approximately $4.2 million due higher net interest income and technology revenues, offset by higher communications and data processing costs. Our Canadian business experienced an operating profit of $2.5 million for the June 30, 2009 quarter compared to an operating profit of $4.4 million in the June 30, 2008 quarter due primarily to decreases in net interest income. London incurred an operating loss of $1.3 million in the current quarter compared to an operating loss of $.7 million in the year ago quarter due primarily to the loss of the CFD business.

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

The above factors resulted in higher operating results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

		%
		Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$835	2.2
Technology	1,352	26.5
Interest:
Interest on asset based balances	(9,544)	(31.9)
Interest on conduit borrows	(3,703)	(28.3)
Money market	(846)	(44.9)

Interest, gross	(14,093)	(31.4)
Other revenue	515	4.6

Total revenues	(11,391)	(11.5)

Interest expense:
Interest expense on liability based balances	(10,311)	(73.6)
Interest on conduit loans	(2,953)	(29.3)

Interest expense from securities operations	(13,264)	(55.1)

Net revenues	1,873	2.5

Expenses:
Employee compensation and benefits	(289)	(1.0)
Floor brokerage, exchange and clearance fees	67	.8
Communications and data processing	1,989	20.8
Occupancy and equipment	72	1.0
Other expenses	(1,231)	(13.8)
Interest expense on long-term debt	790	72.7

	1,398	2.1

Income before income taxes	$475	5.0

Net Revenues

Net revenues increased $1.9 million, or 2.5%, to $76.5 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009. The increase is primarily attributed to the following:

Clearing and commission fees increased $.8 million, or 2.2%, to $38.2 million during this same period primarily due to a higher volume of equity and options offset by lower futures transactions.

Technology revenue increased $1.4 million, or 26.5%, to $6.5 million primarily due to approximately $1.0 million in licensing revenue and higher recurring revenue offset by lower development revenue.

Interest, gross decreased $14.1 million or 31.4%, to $30.8 million during the quarter over quarter period. Interest revenues from customer balances decreased $10.4 million or 32.6% to $21.5 million as our average daily interest rate decreased 77 basis points or 31.2% to 1.70% combined with a decrease in our average daily interest earning assets of $58.5 million, or 1.2% to $4.8 billion. Interest from our stock conduit borrows operations decreased $3.7 million or 28.3% to $9.4 million, as a result of a decrease in our average daily assets of $928.2 million or 58.6% to $656.5 million, offset by an increase in our average daily interest rate of approximately 242 basis points, or 73.3% to 5.72%.

Other revenue increased $.5 million, or 4.6%, to $11.8 million due to increased revenues of $.2 million from our trade aggregation business in the U.S. and increased execution services revenues of $.7 million, offset by decreases in fees and equity and foreign exchange trading.

Interest expense from securities operations decreased $13.3 million, or 55.1%, to $10.8 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009. Interest expense from clearing operations decreased approximately $10.3 million, or 73.6%, to $3.7 million due to a 105 basis point or 75.5% decrease in our average daily interest rate to .34% offset by an increase in our average daily balances on our short-term obligations of $313.3 million, or 7.8%, to $4.4 billion. Interest from our stock conduit loans decreased $3.0 million, or 29.3% to $7.1 million due to a $920.7 million, or 58.4% decrease in our average daily balances to $655.2 million, offset by a 178 basis point increase, or 69.5% in our average daily interest rate to 4.34%.

Interest, net decreased from $20.9 million for the quarter ended June 30, 2008 to $20.0 million for the quarter ended June 30, 2009. This decrease was due to higher average paying balances offset by a higher interest rate spread resulting from moving balances to higher paying insured bank accounts.

Employee compensation and benefits

Total employee costs decreased $.3 million, or 1.0%, to $29.2 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009, primarily due to lower discretionary compensation expense, offset by a 4.7% increase in headcount to 1,036 as of June 30, 2009. The headcount increase is primarily attributed to increases in our U.S. operations as a result of the expansion of our services offered.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $.1 million, or .8% to $8.8 million for the quarter ended June 30, 2009 from the quarter ended June 30, 2008, due to higher equity and option volumes, offset by lower futures volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $2.0 million, or 20.8%, to $11.6 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009. This increase reflects costs associated with additional data processing capacity resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.1 million, or 1.0%, to $7.4 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009. This increase is primarily due to additional equipment that was acquired to support future growth in our businesses.

Other expenses

Other expenses decreased $1.2 million, or 13.8%, to $7.7 million from the quarter ended June 30, 2008 to the quarter ended June 30, 2009, primarily due to decreased travel expenses and professional fees, offset by increased legal fees.

Interest expense on long-term debt

Interest expense on long-term debt increased 72.7% from $1.1 million for the quarter ended June 30, 2008 to $1.9 million for the quarter ended June 30, 2009 as a result of higher interest rates on our new credit facility, combined with additional interest expense of approximately $.6 million associated with our senior convertible notes issued on June 3, 2009.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 39.0%, was $3.9 million for the quarter ended June 30, 2009 as compared to an effective tax rate of 38.3% and income tax expense of $3.7 million for the quarter ended June 30, 2008. This increase is primarily attributed to improved operating profit in the current quarter, combined with a higher effective tax rate. The higher effective rate is attributable to higher pretax income in the United States.

Net income

As a result of the foregoing, net income increased to $6.1 million for the quarter ended June 30, 2009 from $5.9 million for the quarter ended June 30, 2008.

Comparison of the six months ended June 30, 2009 and June 30, 2008

Overview

Results of operations declined for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower net interest revenue, higher floor brokerage, exchange and clearance fees due to the timing of rebates received in the prior year and higher communications and data processing fees resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business, offset by higher technology and other operating revenues. Technology increased due to licensing revenue for the current six month period that did not exist in the year ago period. The decline in net interest earned is a result of higher customer average paying balances and lower average balances in our conduit business, offset by higher interest spreads in the current period as compared to the year ago period. Operating results declined $9.7 million during the first six months of 2009 as compared to the first six months of 2008, for our U.S., Canadian and London businesses. Our U.S. operating subsidiaries experienced an increase in operating profits of approximately $1.3 million due to higher clearing and commission fees, net interest income and technology revenues offset by communications and data processing costs. Our Canadian business experienced an operating profit of $3.5 million for the June 30, 2009 period compared to an operating profit of $8.9 million in the June 30, 2008 period due primarily to decreases in net interest. London incurred an operating loss of $2.6 million in the current period compared to an operating loss of $.6 million in the year ago period due primarily to the loss of the CFD business.

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

The above factors resulted in lower operating results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

		%
		Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(553)	(.7)
Technology	2,218	22.4
Interest:
Interest on asset based balances	(27,380)	(43.1)
Interest on conduit borrows	(11,982)	(45.6)
Money market	(1,173)	(32.7)

Interest, gross	(40,535)	(43.4)
Other revenue	2,209	10.5

Total revenues	(36,661)	(18.5)

Interest expense:
Interest expense on liability based balances	(25,014)	(76.3)
Interest on conduit loans	(10,077)	(48.8)

Interest expense from securities operations	(35,091)	(65.7)

Net revenues	(1,570)	(1.1)

Expenses:
Employee compensation and benefits	(183)	(.3)
Floor brokerage, exchange and clearance fees	3,680	29.5
Communications and data processing	3,358	17.9
Occupancy and equipment	295	2.1
Other expenses	593	3.6
Interest expense on long-term debt	399	18.5

	8,142	6.7

Income before income taxes	$(9,712)	(43.2)

Net Revenues

Net revenues decreased $1.6 million, or 1.1%, to $143.2 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $.6 million, or .7%, to $73.3 million during this same period primarily due to a lower volume of equity and futures transactions, offset by an increase in options contracts and a change in our mix of correspondents.

Technology revenue increased $2.2 million, or 22.4%, to $12.1 million primarily due to approximately $1.9 million in licensing revenue and higher recurring revenue, offset by lower development revenue.

Interest, gross decreased $40.5 million or 43.4%, to $52.9 million during the first six months of 2009 compared to the 2008 period. Interest revenues from customer balances decreased $28.6 million or 42.5% to $38.6 million as our average daily interest rate decreased 125 basis points or 44.3% to 1.57% offset by an increase in our average daily interest earning assets of $115.9 million, or 2.6% to $4.6 billion. Interest from our stock conduit borrows operations decreased $12.0 million or 45.6% to $14.3 million, due to decrease in our average daily assets of

$820.9 million or 56.3% to $636.9 million, offset by an increase in our average daily interest rate of approximately 88 basis points, or 24.4% to 4.48%.

Other revenue increased $2.2 million, or 10.5%, to $23.3 million due to increased revenues of $1.3 million from our trade aggregation business in the U.S and increased execution services revenues of $1.9 million, offset by decreases in fees and equity and foreign exchange trading.

Interest expense from securities operations decreased $35.1 million, or 65.7%, to $18.4 million from the six months ended June 30, 2008 to the six month period ended June 30, 2009. Interest expense from clearing operations decreased approximately $25.0 million, or 76.3%, to $7.8 million due to a 134 basis point or 78.4% decrease in our average daily interest rate to .37%, offset by an increase in our average daily balances of our short-term obligations of $375.3 million, or 9.8%, to $4.2 billion. Interest from our stock conduit loans decreased $10.1 million, or 48.8% to $10.6 million due to a $815.1 million, or 56.2% decrease in our average daily balances to $634.9 million, offset by a 48 basis point increase, or 16.8% in our average daily interest rate to 3.33%.

Interest, net decreased from $40.0 million for the six months ended June 30, 2008 to $34.5 million for the six months ended June 30, 2009. This decrease was due to a higher ratio of customer interest paying balances to interest earning balances combined with significantly lower conduit balances, offset by higher interest rate spreads.

Employee compensation and benefits

Total employee costs decreased $.2 million, or .3%, to $58.1 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to lower discretionary compensation expense, offset by $.8 million of severance costs and a 4.7% increase in headcount to 1,036 as of June 30, 2009. The headcount increase is primarily attributed to increases in our U.S. operations as a result of the expansion of our services offered and the number of correspondents served.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $3.7 million, or 29.5% to $16.2 million for the six months ended June 30, 2009 from the six months ended June 30, 2008, primarily due to industry rebates paid in the prior year period that were not paid in the current period due to changes in the timing in which rebates are received.

Communication and data processing

Total expenses for our communication and data processing requirements increased $3.4 million, or 17.9%, to $22.1 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This increase reflects costs associated with additional data processing capacity resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.3 million, or 2.1%, to $14.6 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This increase is primarily due to additional equipment that was acquired to support future growth in our businesses.

Other expenses

Other expenses increased $.6 million, or 3.6%, to $16.9 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. The increase relates to increases in legal and consulting fees offset by lower travel expenses.

Interest expense on long-term debt

Interest expense on long-term debt increased from $2.2 million for the six months ended June 30, 2008 to $2.6 million for the six months ended June 30, 2009 as a result of additional interest expense of approximately

$.6 million associated with our senior convertible notes issued on June 3, 2009, offset by lower interest expense on our new credit facility due to lower borrowings.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 38.9%, was $5.0 million for the six months ended June 30, 2009 as compared to an effective tax rate of 37.8% and income tax expense of $8.5 million for the six months ended June 30, 2008. This decrease is primarily attributed to decreased operating profit in the current period offset by a higher effective tax rate. The higher effective rate is attributable to higher pretax income in the United States.

Net income

As a result of the foregoing, net income decreased to $7.8 million for the six months ended June 30, 2009 from $14.0 million for the six months ended June 30, 2008.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2009, we had eight uncommitted lines of credit with eight financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Six of these lines of credit permitted us to borrow up to an aggregate of approximately $340.8 million while two lines had no stated limit. As of June 30, 2009, we had approximately $310.9 million in short-term bank loans outstanding which left approximately $216.0 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At June 30, 2009, we had approximately $214.1 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $70.0 million line of credit under a secured credit facility. Equipment purchased under capital leases is typically secured by the equipment itself. As of June 30, 2009, the Company had $50.0 million outstanding on this line of credit that expires in April 2010. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.4 after initial purchaser discounts and other expenses.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At June 30, 2009, PFSI had net capital of $97.6 million, which was $74.2 million in excess of its required net capital of $23.4 million.

Our Penson GHCO, PFSL and PFSC subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the unaudited interim condensed consolidated financial statements as of June 30, 2009. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2009.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 12 to our unaudited interim condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 10 to our unaudited interim condensed consolidated financial statements for information on off-balance sheet arrangements

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development and the valuation of stock-based compensation.

Revenue recognition

Revenues from clearing transactions are recorded in the Company’s unaudited interim condensed consolidated financial statements on a trade date basis. Cash received in advance of revenue recognition is recorded as deferred revenue.

There are three major types of technology revenues: (1) completed products that are processing transactions every month generate revenues per transaction which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability that are recognized in the month to which the charges apply; (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

See Note 4 to our unaudited interim condensed consolidated financial statements for a description of the financial assets carried at fair value.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of June 30, 2009. Based upon the June quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $.75 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during the quarter ended June 30, 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel Management Group, Inc., a registered futures commission merchant (“Sentinel”). Prior to the filing of this action, Penson GHCO and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

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

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate. On January 7, 2009 Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. These motions are pending, and there can be no assurance that such motions will be granted. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is tentatively scheduled to proceed from September 20-23, 2010.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. Of the remaining $2,165,243 indemnity obligation, $600,000 was paid to the Company prior to June 15, 2009 and the remainder is to be paid no later than December 31, 2009. Mr. Engemoen has guaranteed the payment of these obligations up to an aggregate of $2.0 million, within thirty (30) days of any default by the SAMCO Entities of their obligations under the settlement agreement. In addition to the above stated liabilities, the SAMCO Entities will also be responsible for any costs associated with collection under the foregoing settlement agreement together with any interest accrued on any past due amounts, and Mr. Engemoen will be responsible for any additional costs associated with collection under his guaranty together with any interest accrued on any past due amounts. The SAMCO Entities will remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

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

In the general course of business, the Company and certain of its officers have been named as defendants in other various pending lawsuits and arbitration and regulatory proceedings. These other claims allege violation of federal and state securities laws, among other matters. The Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation.

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

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2009. The following table sets forth the repurchases we made during the three months ended June 30, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)

April	3,324	$6.88	—	681,490
May	6,992	10.94	—	428,579
June	2,847	9.99	—	469,334

Total	13,163	$9.71	—

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 21, 2009. At the meeting, our stockholders voted on three matters: (1) election of three Directors of the Company, each of whom will serve three-year terms, (2) approval of an amendment to the Company’s 2000 Stock Incentive Plan that increases the number of shares available for issuance under the plan by one million shares and coordinates the vesting of equity grants to the Company’s non-employee directors under the Director Automatic Grant Program to coincide with the end of each fiscal quarter, and (3) ratification of the Audit Committee’s appointment of BDO Seidman, LLP, independent registered public accountants, as our independent auditors for the fiscal year ending December 31, 2009.

The individuals named below were re-elected to a three-year term as Class I Directors

Nominee	Votes For	Votes Against

Roger J. Engemoen, Jr.	20,609,362	1,084,259
David M. Kelly	21,181,432	512,189
David Johnson	21,176,316	517,305

Each of Messrs. Philip A. Pendergraft, Daniel P. Son, James S. Dyer, David A. Reed and Thomas R. Johnson continued their terms of office following our annual meeting of stockholders.

The amendment to the Company’s 2000 Stock Incentive Plan was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions	Votes Withheld

9,465,978	7,773,306	26,440	1,074,455

The appointment of BDO Seidman, LLP, independent registered public accountants, as our independent auditors for the fiscal year ending December 31, 2008, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions

21,602,008	71,568	20,045

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.2		Amended and Restated Bylaws of Penson Worldwide, Inc., effective as of June 4, 2009	(1)
4.1		Indenture, dated June 3, 2009, between Penson Worldwide, Inc. and U.S. Bank National Association	(1)
4.2		Form of 8.00% Senior Convertible Note due 2014	(1)
10	.1†	Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(2)
10	.2†	First Amendment to the Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(2)
10.3		Purchase Agreement by and among Penson Worldwide, Inc. and J.P. Morgan Securities Inc. and Morgan Keegan & Company, Inc., dated May 28, 2009.	(3)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2009

(2)	Filed herewith.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: August 4, 2009

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: August 4, 2009

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.2		Amended and Restated Bylaws of Penson Worldwide, Inc., effective as of June 4, 2009	(1)
4.1		Indenture, dated June 3, 2009, between Penson Worldwide, Inc. and U.S. Bank National Association	(1)
4.2		Form of 8.00% Senior Convertible Note due 2014	(1)
10	.1†	Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(2)
10	.2†	First Amendment to the Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(2)
10.3		Purchase Agreement by and among Penson Worldwide, Inc. and J.P. Morgan Securities Inc. and Morgan Keegan & Company, Inc., dated May 28, 2009.	(3)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2009

(2)	Filed herewith.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2009

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC.