Form 10-Q/A
period 2009-03-31
PENSON WORLDWIDE INC
filed 2009-08-19
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of August 17, 2009, there were 25,416,923 shares of the registrant’s $.01 par value common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Penson Worldwide, Inc. (the “Company”) for the quarter ended March 31, 2009, previously filed with the Securities and Exchange Commission on May 8, 2009 (the “Original Filing”). This Amendment is being filed solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 (Rule 13a-14(a) Certification by our principal executive officer) and Exhibit 31.2 (Rule 13a-14(a) Certification by our principal financial officer) of the Original Filing. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.
Item 6. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit
Numbers	Description

31.1	Rule 13a-14(a) Certification by our principal executive officer

31.2	Rule 13a-14(a) Certification by our principal financial officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.
/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer

Date: August 19, 2009

/s/ Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer and principal financial and accounting officer

Date: August 19, 2009

INDEX TO EXHIBITS

Exhibit
Numbers	Description

31.1	Rule 13a-14(a) Certification by our principal executive officer

31.2	Rule 13a-14(a) Certification by our principal financial officer

4