Form 10-Q/A
period 2009-06-30
PENSON WORLDWIDE INC
filed 2009-08-19
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number. 001-32878

Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2896356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Pacific Avenue, Suite 1400
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Penson Worldwide, Inc. (the “Company”) for the quarter ended June 30, 2009, previously filed with the Securities and Exchange Commission on August 4, 2009 (the “Original Filing”). This Amendment is being filed solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 (Rule 13a-14(a) Certification by our principal executive officer) and Exhibit 31.2 (Rule 13a-14(a) Certification by our principal financial officer) of the Original Filing. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.
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