Form 10-Q
period 2009-09-30
PENSON WORLDWIDE INC
filed 2009-11-06
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
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

As of November 5, 2009, there were 25,457,258 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$146,525	$38,825
Cash and securities — segregated under federal and other regulations	3,345,945	2,383,948
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,649 at September 30, 2009 and $17,369 at December 31, 2008)	435,864	318,278
Receivable from customers, net	1,418,348	687,194
Receivable from correspondents	109,344	135,092
Securities borrowed	1,299,345	964,080
Securities owned, at fair value	281,655	429,531
Deposits with clearing organizations (including securities at fair value of $377,398 at September 30, 2009 and $290,316 at December 31, 2008)	443,287	327,544
Property and equipment, net	34,776	28,428
Other assets	399,404	226,275

Total assets	$7,914,493	$5,539,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$415,573	$345,094
Payable to customers	5,396,852	3,575,401
Payable to correspondents	276,120	161,422
Short-term bank loans	363,406	130,846
Notes payable	113,605	75,000
Securities loaned	885,120	842,034
Securities sold, not yet purchased, at fair value	71,245	48,383
Accounts payable, accrued and other liabilities	99,949	96,548

Total liabilities	7,621,870	5,274,728

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 28,877 shares issued and 25,429 outstanding as of September 30, 2009; 28,604 shares issued and 25,207 outstanding as of December 31, 2008	289	286
Additional paid-in capital	256,838	244,052
Accumulated other comprehensive income (loss)	1,112	(3,025)
Retained earnings	88,141	76,471
Treasury stock, at cost; 3,448 and 3,397 shares of common stock at September 30, 2009 and December 31, 2008	(53,757)	(53,317)

Total stockholders’ equity	292,623	264,467

Total liabilities and stockholders’ equity	$7,914,493	$5,539,195

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)

Revenues
Clearing and commission fees	$36,911	$40,215	$110,219	$114,076
Technology	6,266	6,190	18,383	16,089
Interest, gross	25,096	47,250	77,973	140,662
Other	12,551	11,267	35,837	32,344

Total revenues	80,824	104,922	242,412	303,171
Interest expense from securities operations	8,601	25,620	26,951	79,061

Net revenues	72,223	79,302	215,461	224,110

Expenses
Employee compensation and benefits	27,204	28,197	85,321	86,497
Floor brokerage, exchange and clearance fees	8,544	8,568	24,719	21,063
Communications and data processing	11,745	10,274	33,870	29,041
Occupancy and equipment	7,422	7,810	22,032	22,125
Other expenses	7,652	11,507	24,533	27,795
Interest expense on long-term debt	3,480	885	6,041	3,047

	66,047	67,241	196,516	189,568

Income before income taxes	6,176	12,061	18,945	34,542
Income tax expense	2,309	4,583	7,275	13,085

Net income	$3,867	$7,478	$11,670	$21,457

Earnings per share — basic	$0.15	$0.30	$0.46	$0.85

Earnings per share — diluted	$0.15	$0.29	$0.46	$0.84

Weighted average common shares outstanding — basic	25,411	25,108	25,334	25,227
Weighted average common shares outstanding — diluted	25,765	25,811	25,570	25,517

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2008	$—	25,207	$286	$244,052	$(53,317)	$(3,025)	$76,471	$264,467
Net income	—	—	—	—	—	—	11,670	11,670
Foreign currency translation adjustments, net of tax of $2,667	—	—	—	—	—	4,137	—	4,137

Comprehensive income								15,807
Purchase of treasury stock	—	(52)	—	—	(440)	—	—	(440)
Stock-based compensation expense	—	186	2	3,805	—	—	—	3,807
Excess tax deficiency from stock-based compensation plans	—	—	—	(389)	—	—	—	(389)
Purchases of common stock under the Employee Stock Purchase Plan	—	53	1	313	—	—	—	314
Issuance of common stock	—	35	—	235	—	—	—	235
Equity component of the conversion feature attributable to senior convertible notes, net of tax of $5,593	—	—	—	8,822	—	—	—	8,822

Balance, September 30, 2009	$—	25,429	$289	$256,838	$(53,757)	$1,112	$88,141	$292,623

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$11,670	$21,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,657	15,243
Stock-based compensation	3,807	3,211
Debt discount accretion	869	—
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(938,905)	(865,142)
Net receivable/payable with customers	1,040,548	921,538
Net receivable/payable with correspondents	133,447	(320,979)
Securities borrowed	(325,022)	586,049
Securities owned	175,559	(35,685)
Deposits with clearing organizations	(114,688)	12,749
Other assets	(141,086)	82,458
Net receivable/payable with broker-dealers and clearing organizations	(51,220)	42,536
Securities loaned	42,581	(477,569)
Securities sold, not yet purchased	15,926	(12,944)
Accounts payable, accrued and other liabilities	(1,385)	40,932

Net cash provided by (used in) operating activities	(133,242)	13,854

Cash flows from investing activities:
Business combinations, net of cash acquired	(21,653)	(27,312)
Purchase of property and equipment	(17,833)	(13,614)

Net cash used in investing activities	(39,486)	(40,926)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	56,200	—
Proceeds from revolving credit facility	20,000	20,000
Repayments of revolving credit facility	(25,000)	—
Net borrowing (repayments) on short-term bank loans	226,387	(32,945)
Exercise of stock options	—	168
Excess tax benefit from stock-based compensation plans	19	132
Purchase of treasury stock	(440)	(7,270)
Issuance of common stock	314	684

Net cash provided by (used in) financing activities	277,480	(19,231)

Effect of exchange rates on cash	2,948	(4,643)

Increase (decrease) in cash and cash equivalents	107,700	(50,946)
Cash and cash equivalents at beginning of period	38,825	120,923

Cash and cash equivalents at end of period	$146,525	$69,977

Supplemental cash flow disclosures:
Interest payments	$6,676	$15,441
Income tax payments	$2,547	$13,755

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

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community and is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), various futures exchanges and is regulated in the United Kingdom by the FSA. Penson Australia holds an Australian Financial Services License and is a market participant of the Australian Securities Exchange and a clearing participant of the Australian Clearing House.

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

The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the unaudited accompanying condensed consolidated statements of financial condition and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2008, as filed with the SEC on Form 10-K. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

In May 2008, the FASB issued authoritative guidance for convertible debt instruments. This guidance requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s convertible debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The Company adopted this guidance on January 1, 2009. See Note 9 for the impact on our consolidated condensed financial statements.

In April 2009, the FASB issued authoritative disclosure guidance for financial instruments. The guidance requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The Company adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, this guidance requires additional disclosures regarding fair value in interim and annual reports. The Company adopted this guidance during the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated condensed financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company adopted this guidance during the quarter ended June 30, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first and second years of the integrated Penson GHCO business. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $14.9 million has been paid in connection with the second year of the year earnout that ended May 31, 2009. At September 30, 2009, a liability of approximately $15.5 million was accrued as a result of the second year of the earnout ended May 31, 2009

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

($10.5 million) and four months of the year three earnout ending May 31, 2010 ($5.0 million). This balance is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

3.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic and diluted:
Net income	$3,867	$7,478	$11,670	$21,457

Weighted average common shares outstanding — basic	25,411	25,108	25,334	25,227
Incremental shares from outstanding stock options	30	44	25	44
Non-vested restricted stock	129	30	90	17
Shares issuable	24	629	24	229
Convertible debt	171	—	97	—

Weighted average common shares and common share equivalents — diluted	25,765	25,811	25,570	25,517

Basic earnings per common share	$0.15	$0.30	$0.46	$0.85

Diluted earnings per common share	$0.15	$0.29	$0.46	$0.84

At September 30, 2009 and 2008, stock options and restricted stock units totaling 1,043 and 1,093 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

4.	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value model establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of September 30, 2009.

	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,649	$—	$2,649

	$2,649	$—	$2,649

Securities owned
Corporate equity	$982	$—	$982
Corporate debt	—	59,038	59,038
Certificates of deposit and term deposits	—	21,028	21,028
U.S. government and agency securities	56,767	—	56,767
Canadian government obligations	—	93,240	93,240
Money market	50,600	—	50,600

	$108,349	$173,306	$281,655

Deposits with clearing organizations
U.S. government and agency securities	$232,275	$—	$232,275
Money market	145,123	—	145,123

	$377,398	$—	$377,398

Securities sold, not yet purchased
Corporate equity	$969	$—	$969
Corporate debt	—	45,684	45,684
Canadian government obligations	—	24,592	24,592

	$969	$70,276	$71,245

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $3,345,945 at September 30, 2009. Cash and securities segregated under federal and other regulations by PFSI totaled $2,981,193 at September 30, 2009. Of this amount, $2,948,488 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of September 30, 2009 of $2,969,794. An additional deposit of $60,000 was made on October 2, 2009 as allowed by Rule 15c3-3. The remaining balance of $32,705 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of September 30, 2009 of $14,243. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $370,603, including cash of $134,144 was segregated for the benefit of customers by Penson GHCO pursuant to CFTC Rule 1.20 at September 30, 2009. Finally, $86,976 and $143,632 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2008, $2,383,948 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2009	2008

Receivable:
Securities failed to deliver	$108,988	$75,022
Receivable from clearing organizations	326,876	243,256

	$435,864	$318,278

Payable:
Securities failed to receive	$165,159	$41,108
Payable to clearing organizations	250,414	303,986

	$415,573	$345,094

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

7.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	September 30,	December 31,
	2009	2008

Securities Owned:
Corporate equity and debt	$60,020	$26,593
Certificates of deposit and term deposits	21,028	82,049
U.S. government and agency securities	56,767	63,261
Canadian government obligations	93,240	51,428
Money market	50,600	206,200

	$281,655	$429,531

Securities Sold, Not Yet Purchased:
Corporate equity and debt	$46,653	$19,139
Certificates of deposit and term deposits	—	9,658
Canadian government obligations	24,592	19,586

	$71,245	$48,383

8.	Short-term bank loans and stock loan

At September 30, 2009 and December 31, 2008, the Company had $363,406 and $130,846, respectively in short-term bank loans outstanding under seven uncommitted lines of credit with seven financial institutions. Five of

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

these lines of credit permitted the Company to borrow up to an aggregate of approximately $308,522 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At September 30, 2009 and December 31, 2008, the Company had $234,369 and $319,801, respectively in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

9.	Notes Payable

Revolving Credit Facility

On May 1, 2009 the Company signed a new secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009 and September 22, 2009. The Credit Facility allows the Company to borrow up to a maximum $100,000 at a variable rate of interest (6.75% at September 30, 2009) with a term of 364 days. The Company’s obligations under the Credit Facility are secured by a guaranty from SAI and PHI, and a pledge by the Company, SAI and PHI of the equity interests of certain of the Company’s subsidiaries. The Credit Facility contains various positive and negative covenants, including certain financial covenants such as maintenance of minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum capital requirement, a minimum liquidity requirement and maximum capital expenditures. As of September 30, 2009 $70,000 was outstanding. The fair value of the Credit Facility approximates its carrying value. Subsequent to September 30, 2009, the Company amended the Credit Facility that among other things, resulted in modified financial covenants. See Note 18.

Senior Convertible Notes

On June 3, 2009, the Company issued $60,000 aggregate principal amount of 8.00% Senior Convertible Notes due 2014 (the “Convertible Notes”). The $60,000 aggregate principal amount of Convertible Notes includes $10,000 issued in connection with the exercise in full by the initial purchasers of their over-allotment option. The net proceeds from the sale of the convertible notes were approximately $56,200 after initial purchaser discounts and other expenses.

The Convertible Notes bear interest at a rate of 8.0% per year. Interest on the Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2009. The Convertible Notes will mature on June 1, 2014, subject to earlier repurchase or conversion.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2009 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 120% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 (in whole dollars) principal amount of the Convertible Notes for each day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Convertible Notes on each such day; (3) upon the occurrence of specified corporate transactions, including upon certain distributions to holders of the Company’s common stock and certain fundamental changes, including changes of control and dispositions of substantially all of the Company’s assets; and (4) at any time beginning on March 1, 2014. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Company’s common stock or a combination thereof. The initial conversion rate for the Convertible Notes will be 101.9420 shares of the Company’s common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (6,117 shares), equivalent to an initial conversion price of approximately $9.81 per share of common stock. Such conversion rate will be subject to adjustment in certain events, but will not be adjusted for accrued or additional interest. In addition, the Indenture provides that, in no event will the Company issue shares upon conversion of Convertible Notes that exceed 19.99% of its common stock outstanding as of June 3, 2009, unless it has obtained stockholder approval in accordance with NASDAQ listing standards.

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

The Company is required to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated approximately $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes will be 15.0%. The Company will recognize interest expense during the twelve months ended May 2010 on the Convertible Notes in an amount that approximates 15.0% of $45,585, the liability component of the Convertible Notes at the date of issuance. The Convertible Notes were further discounted by approximately $2,850 for the costs associated with the initial purchasers. These costs and other debt issuance costs will be amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. For the three and nine month periods ended September 30, 2009, the Company recognized interest expense of $1,200 and $1,573, respectively, related to the coupon and $509 and $679, respectively, related to the conversion feature.

The estimated fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms. At September 30, 2009 the fair value of the Convertible Notes approximated the carrying value of $46,265.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at September 30, 2009, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to September 30, 2009.

11.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,466 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,564 shares of common stock, net of forfeitures have been granted and 1,902 shares remain available for future grants at September 30, 2009. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three and nine months ended September 30, 2009 and 2008, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $301 and $337, respectively, for the three months ended September 30, 2009 and 2008, and $926 and $1,174, respectively, for the nine months ended September 30, 2009 and 2008.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(82)	19.74	—	—

Outstanding, September 30, 2009	946	$17.13	4.15	$329

Options exercisable at September 30, 2009	780	$16.85	4.19	$329

There were no options exercised during the three and nine month periods ended September 30, 2009. At September 30, 2009, the Company had approximately $724 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .97 years.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2008	749	$12.06	2.88	$5,704
Granted	203	6.66	—	—
Distributed	(185)	13.19	—	—
Terminated, cancelled or expired	(24)	16.53	—	—

Outstanding, September 30, 2009	743	$10.16	2.47	$7,234

The Company recorded compensation expense relating to restricted stock units of approximately $710 and $626 during the three month periods ended September 30, 2009 and 2008, respectively, and $2,750 and $1,893 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there is approximately $5,937 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.42 years.

Employee stock purchase plan

In July 2005, the Company’s Board of Directors adopted the ESPP, designed to allow eligible employees of the Company to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. A total of 313 shares of common stock were initially reserved under the ESPP. The share reserve will automatically increase on the first trading day of January each calendar year, beginning in calendar year 2007, by an amount equal to 1% of the total number of outstanding shares of common stock on the last trading day in December in the prior calendar year. Under the current plan, no such annual increase may exceed 63 shares.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of September 30, 2009, 500 shares of common stock had been reserved and 354 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $45 and $36 for the three months ended September 30, 2009 and 2008, and $131 and $144 for the nine months ended September 30, 2009 and 2008, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2009 or December 31, 2008.

13.	Income taxes

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(2.1)	(1.0)	(1.5)	(1.1)
State and local income taxes, net of federal benefit	2.0	3.1	2.5	3.0
Return to provision true-up	(1.6)	(1.1)	(0.5)	(0.4)
Other, net	4.1	2.0	2.9	1.4

	37.4%	38.0%	38.4%	37.9%

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

14.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information.

	United
As of and for the Three Months Ended September 30, 2009	States	Canada	Other	Consolidated

Total revenues	$64,128	$13,770	$2,926	$80,824
Interest, net	15,073	905	517	16,495
Income before tax	3,328	2,785	63	6,176
Net income	1,885	1,931	51	3,867
Segment assets	5,996,667	1,643,447	274,379	7,914,493
Goodwill and intangibles	128,428	538	312	129,278
Capital expenditures	3,339	604	738	4,681
Depreciation and amortization	3,446	287	399	4,132
Amortization of intangibles	756	—	—	756

	United
As of and for the Three Months Ended September 30, 2008	States	Canada	Other	Consolidated

Total revenues	$81,223	$18,410	$5,289	$104,922
Interest, net	18,257	2,703	670	21,630
Income before tax	8,479	3,197	385	12,061
Net income	5,037	2,163	278	7,478
Segment assets	5,233,041	1,884,018	330,635	7,447,694
Goodwill and intangibles	98,995	538	312	99,845
Capital expenditures	3,125	322	882	4,329
Depreciation and amortization	3,320	396	357	4,073
Amortization of intangibles	1,040	—	—	1,040

	United
As of and for the Nine Months Ended September 30, 2009	States	Canada	Other	Consolidated

Total revenues	$195,263	$38,678	$8,471	$242,412
Interest, net	46,870	2,748	1,404	51,022
Income before tax	12,573	6,320	52	18,945
Net income	7,241	4,409	20	11,670
Segment assets	5,996,667	1,643,447	274,379	7,914,493
Goodwill and intangibles	128,428	538	312	129,278
Capital expenditures	15,055	981	1,797	17,833
Depreciation and amortization	10,214	859	1,119	12,192
Amortization of intangibles	2,465	—	—	2,465

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	United
As of and for the Nine Months Ended September 30, 2008	States	Canada	Other	Consolidated

Total revenues	$229,847	$56,852	$16,472	$303,171
Interest, net	49,826	10,047	1,728	61,601
Income (loss) before tax	22,563	12,089	(110)	34,542
Net income (loss)	13,285	8,268	(96)	21,457
Segment assets	5,233,041	1,884,018	330,635	7,447,694
Goodwill and intangibles	98,995	538	312	99,845
Capital expenditures	10,644	784	2,186	13,614
Depreciation and amortization	9,900	1,207	933	12,040
Amortization of intangibles	3,192	11	—	3,203

15.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2009, PFSI had net capital of $97,047, and was $74,432 in excess of its required net capital of $22,615. At December 31, 2008, PFSI had net capital of $85,535, and was $66,558 in excess of its required net capital of $18,977.

Our Penson GHCO, PFSL, PFSC and Penson Australia subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2009.

16.	Vendor related asset impairment

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009, Penson GHCO and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also, on January 7, 2009, Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is scheduled to proceed from September 20-23, 2010.

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted Penson GHCO, PFFI, and certain other FCM’s motions requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. While the trial schedule referenced above is still pending, it may change given the granting of the motions removing these matters to the federal district court.

The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

17.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. No shares were repurchased during the nine months ended September 30, 2009. The Company has approximately $4.7 million available under the current repurchase program as of September 30, 2009.

18.	Subsequent events

On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge Financial Solutions, Inc. (“Broadridge”) and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to acquire substantially all of Ridge’s contracts with its securities clearing clients.

Under the terms of the Asset Purchase Agreement, PWI will pay between $60 million and $70 million in total consideration (the “Purchase Price”) to Broadridge consisting of (a) a five-year subordinated note (the “Seller Note”) payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%, and (b) shares of PWI’s common stock (“PWI Common Stock”) equal to the lesser of (i) the number of shares of PWI Common Stock equal to the quotient of one third of the Purchase Price divided by the volume weighted-average selling price of PWI Common Stock over the 10 trading day period immediately prior to the closing, (ii) the number of shares of PWI Common Stock

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

equal to 9.9% of the issued and outstanding shares of PWI (the “Common Stock”) as of the close of business on the business day immediately prior to the closing, or (iii) 2,517,451 shares of PWI Common Stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased by PFSI. The allocation of the consideration between the Seller Note and the PWI Common Stock will also be determined prior to the closing of the transaction. The Purchase Price will be subject to certain adjustments post-closing upon the occurrence of agreed upon events.

Concurrent with entering into the Asset Purchase Agreement, PWI and Broadridge entered into a ten-year master services agreement (the “Outsourcing Agreement”). Under the Outsourcing Agreement, Ridge will provide certain securities processing and back-office services to PFSI. This agreement will include selective processing services for PFSI’s existing securities processing operations and back-office functions, as well as selective processing services related to the clearing client contracts acquired by PFSI from Ridge. The provision of services under the Outsourcing Agreement is conditioned upon finalization of certain service level agreements, receipt of regulatory approvals and the closing of the transaction under the Asset Purchase Agreement.

Concurrent with the closing of the transaction, the parties will enter into a number of ancillary agreements, including a Joint Selling Agreement and a Stockholder’s and Registration Rights Agreement.

The Joint Selling Agreement will be entered into by Broadridge, Ridge, PWI and PFSI and will have a term concurrent with the term of the Outsourcing Agreement. Under the Joint Selling Agreement, the parties will engage in activities to offer, in the case of PFSI, Ridge’s self-clearing and securities processing solutions, and in the case of Ridge, PFSI and its affiliates’ correspondent clearing solutions, and will mutually agree to fee arrangements with respect to activities contemplated by the Joint Selling Agreement.

The Stockholder’s and Registration Rights Agreement will restrict the transfer of the PWI Common Stock to be received as a portion of the consideration for a period of one year from the closing of the transaction. Thereafter, Broadridge will be entitled to one demand registration right and piggy back registration rights, subject to customary terms and conditions. In addition, following expiration of the one-year restricted period, Broadridge will be entitled to sell the PWI Common Stock as permitted under SEC Rule 144. In the event PWI redeems or repurchases any of its Common Stock, if necessary, it will repurchase the PWI Common Stock on a pro rata basis on the same terms and conditions so that Broadridge’s beneficial ownership of PWI Common Stock will not exceed 9.9% of PWI’s issued and outstanding Common Stock following any such repurchases or redemptions.

In addition, the Asset Purchase Agreement contemplates PWI raising $50 million in additional regulatory capital with respect to its operations pertaining to the correspondent clearing contracts to be acquired. At PWI’s option, Broadridge has agreed to lend, under certain circumstances, this amount to PWI pursuant to an eighteen-month subordinated note (the “Backstop Note”) payable by PWI and bearing interest at an annual rate equal to 90-day LIBOR plus 14%.

The Seller Note and, if utilized, the Backstop Note, will be subordinated to PWI bank debt and be subject to customary subordination provisions. Therefore, among other things, in the event there is a payment default, or other event of default that would permit acceleration of PWI bank debt, payment on the Seller Note and, if utilized, the Backstop Note, will be blocked for up to 270 days in any twelve-month period.

On November 2, 2009 PWI entered into the Third Amendment (the “Third Amendment”) to its Amended and Restated Credit Agreement, dated as of May 1, 2009, with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto, as amended by the First Amendment on May 27, 2009 and Second Amendment dated September 22, 2009 (the “Credit Agreement”). The Third Amendment, among other things, makes changes to a number of covenants in the Credit Agreement, including the financial covenants, in order to permit the acquisition of the clearing contracts of Ridge and the issuance of the Common Stock portion of the Purchase Price, the Seller Note and the Backstop Note. In addition, the Third Amendment authorizes PWI to raise additional capital. In the event that the Backstop Note has been issued at the time of such capital raising, the Third Amendment requires that the proceeds will be used to repay the Backstop Note.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 244 active securities clearing correspondents and 43 futures clearing correspondents as of September 30, 2009. Our net revenues were $72.2 million and $79.3 million for the three months ended September 30, 2009 and 2008, respectively, while our net revenues were $215.5 million and $224.1 million for the nine months ended September 30, 2009 and 2008, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2009 Highlights

•	We founded Penson Australia, which we expect to be operational in the fourth quarter of 2009.

•	In June 2009 we issued $60 million of 8.00% convertible notes due June 1, 2014.

•	In September 2009 we amended our revolving credit facility, increasing it to $100 million.

•	We cleared more than 96 million option contracts in the third quarter, a new record.

•	We moved additional customer segregated funds into higher yielding FDIC insured bank accounts during the quarter with approximately $2.3 billion moved as of September 30, 2009.

•	On November 2, 2009 we signed a definitive agreement to acquire the clearing and execution services business of Ridge Clearing & Outsourcing Solutions, Inc. for an anticipated purchase price of between $60-$70 million.

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

Revenues from clearing and commission fees represented 51% of our total net revenues for the three months ended at each of September 30, 2009 and 2008, and 51% of our total net revenues for each of the nine months ended September 30, 2009 and 2008, respectively. Net interest income represented 23% and 27% of our total net revenues for the three months ended September 30, 2009 and 2008, respectively, and 24% and 27% for the nine months ended September 30, 2009 and 2008, respectively.

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

In addition, as a public company, we incur additional costs for external advisers such as legal, accounting, auditing and investor relations services, as well as additional costs for compliance with the Sarbanes-Oxley Act of 2002.

Profitability of services provided

Management records revenue for the clearing operations and technology business separately. We record expenses in the aggregate as many of these expenses are attributable to multiple business activities. As such, net profitability before tax is determined in the aggregate. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Comparison of the three months ended September 30, 2009 and September 30, 2008

Overview

Results of operations declined for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to lower clearing and commission fees and lower net interest earned, partially offset by higher other revenues. Clearing and commission fees decreased due to lower equity and futures volumes, which was partially offset by higher options volumes. The decline in net interest earned is a result of higher customer average paying balances, lower average balances in our conduit business and lower interest spreads in the September 30, 2009 quarter as compared to the year ago quarter. Other revenues increased due to higher execution services revenues. Operating results decreased $5.9 million during the third quarter of 2009 as compared to the third quarter of 2008, for our U.S., Canadian and London businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $3.8 million due to lower net interest income and technology revenues and higher communications and data processing costs resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business. Our Canadian business experienced an operating profit of $2.8 million for the September 30, 2009 quarter compared to an operating profit of $3.2 million in the September 30, 2008 quarter due primarily to decreases in net interest income. London incurred an operating loss of $1.4 million in the current quarter compared to an operating loss of $1.0 million in the year ago quarter due primarily to lower net interest income.

While we have continued to see profitability in our stock loan conduit business, we have seen decreased demand resulting from certain regulatory changes. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 50 to 75 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes as well as potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

The above factors resulted in lower operating results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(3,304)	(8.2)
Technology	76	1.2
Interest:
Interest on asset based balances	(10,006)	(34.9)
Interest on conduit borrows	(10,366)	(61.3)
Money market	(1,782)	(106.9)

Interest, gross	(22,154)	(46.9)
Other revenue	1,284	11.4

Total revenues	(24,098)	(23.0)

Interest expense:
Interest expense on liability based balances	(8,494)	(71.6)
Interest on conduit loans	(8,525)	(62.0)

Interest expense from securities operations	(17,019)	(66.4)

Net revenues	(7,079)	(8.9)

Expenses:
Employee compensation and benefits	(993)	(3.5)
Floor brokerage, exchange and clearance fees	(24)	(0.3)
Communications and data processing	1,471	14.3
Occupancy and equipment	(388)	(5.0)
Other expenses	(3,855)	(33.5)
Interest expense on long-term debt	2,595	293.2

	(1,194)	(1.8)

Income before income taxes	$(5,885)	(48.8)

Net Revenues

Net revenues decreased $7.1 million, or 8.9%, to $72.2 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $3.3 million, or 8.2%, to $36.9 million during this same period primarily due to a lower volume of equity and futures transactions, offset in part by higher option volumes.

Technology revenue increased $.1 million, or 1.2%, to $6.3 million due to higher recurring revenue offset by lower development revenue.

Interest, gross decreased $22.2 million or 46.9%, to $25.1 million during the quarter over quarter period. Interest revenues from customer balances decreased $11.8 million or 38.9% to $18.5 million as our average daily interest rate decreased 93 basis points (during this same period the average federal funds rate decreased 175 basis points) or 40.3% to 1.38% offset by an increase in our average daily interest earning assets of $441.9 million, or 8.9% to $5.4 billion. Interest from our stock conduit borrows operations decreased $10.4 million or 61.3% to $6.6 million, as a result of a decrease in our average daily assets of $1.5 billion or 68.0% to $697.7 million, offset by an increase in our average daily interest rate of approximately 66 basis points, or 21.3% to 3.76%. (See page 22 for a description of our conduit business.)

Other revenue increased $1.3 million, or 11.4%, to $12.6 million due to increased execution services revenues of $1.3 million and increased fees revenues, partially offset by decreases in equity and foreign exchange trading.

Interest expense from securities operations decreased $17.0 million, or 66.4%, to $8.6 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009. Interest expense from clearing operations decreased approximately $8.5 million, or 71.6%, to $3.4 million due to an 87 basis point or 75.7% decrease in our average daily interest rate to .28% offset by an increase in our average daily balances on our short-term obligations of $649.7 million, or 15.8%, to $4.8 billion. Interest from our stock conduit loans decreased $8.5 million, or 62.0% to $5.2 million due to a $1.5 billion, or 68.0% decrease in our average daily balances to $695.6 million, offset by a 48 basis point increase, or 19.0% in our average daily interest rate to 3.01%.

Interest, net decreased from $21.6 million for the quarter ended September 30, 2008 to $16.5 million for the quarter ended September 30, 2009. This decrease was due to a higher ratio of customer interest paying balances to interest earning balances combined with significantly lower conduit balances, and a lower interest rate spread of 6 basis points on customer balances, offset slightly by a higher interest rate spread of 18 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $1.0 million, or 3.5%, to $27.2 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009, primarily due to lower incentive-based compensation expense. Employee count remained fairly constant, increasing by 1.3% to 1,020 as of September 30, 2009.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees decreased less than $.1 million, or .3%, to $8.5 million for the quarter ended September 30, 2009 from the quarter ended September 30, 2008, due to lower equity and futures volumes offset in part by higher options volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $1.5 million, or 14.3%, to $11.7 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009. This increase reflects costs associated with additional data processing capacity resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business.

Occupancy and equipment

Total expenses for occupancy and equipment decreased $.4 million, or 5.0%, to $7.4 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009. This decrease is primarily due to costs associated with our occupancy leases.

Other expenses

Other expenses decreased $3.9 million, or 33.5%, to $7.7 million from the quarter ended September 30, 2008 to the quarter ended September 30, 2009, due to a $2.4 million litigation reserve recorded in the quarter ended September 30, 2008 and decreased travel expenses and professional fees, offset in part by increased legal fees.

Interest expense on long-term debt

Interest expense on long-term debt increased 293.2% from $.9 million for the quarter ended September 30, 2008 to $3.5 million for the quarter ended September 30, 2009 as a result of higher interest rates on our revolving credit facility, combined with additional interest expense of approximately $1.9 million associated with our senior convertible notes issued on June 3, 2009.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 37.4%, was $2.3 million for the quarter ended September 30, 2009 as compared to an effective tax rate of 38.0% and income tax expense of $4.6 million for the quarter ended September 30, 2008. This decrease is primarily attributed to lower operating profit in the current quarter. The lower effective rate is attributable to lower pretax income in the United States.

Net income

As a result of the foregoing, net income decreased to $3.9 million for the quarter ended September 30, 2009 from $7.5 million for the quarter ended September 30, 2008.

Comparison of the nine months ended September 30, 2009 and September 30, 2008

Overview

Results of operations declined for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower clearing and commission fees, lower net interest revenue, higher floor brokerage, exchange and clearance fees due to the timing of rebates received in the prior year and higher communications and data processing fees resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business, partially offset by higher technology and other revenues. Technology increased due to licensing revenue for the current nine month period that did not begin until the third quarter of 2008. The decline in net interest earned is a result of higher customer average paying balances, lower average balances in our conduit business and lower interest spreads on our customer balances in the current period as compared to the year ago period, offset slightly by higher interest rate spreads on our conduit business and higher customer balances. Operating results declined $15.6 million during the first nine months of 2009 as compared to the first nine months of 2008, for our U.S., Canadian and London businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $2.5 million due to lower net interest income and higher communications and data processing costs, offset in part by higher technology revenue. Our Canadian business experienced an operating profit of $6.3 million for the September 30, 2009 period compared to an operating profit of $12.1 million in the September 30, 2008 period due primarily to lower net interest income. London incurred an operating loss of $4.0 million in the current period compared to an operating loss of $1.6 million in the year ago period, due primarily to the loss of the contracts for difference business and lower net interest income.

While we have continued to see profitability in our stock loan conduit business, we have seen decreased demand resulting from regulatory changes. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 50 to 75 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

The above factors resulted in lower operating results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(3,857)	(3.4)
Technology	2,294	14.3
Interest:
Interest on asset based balances	(37,387)	(40.5)
Interest on conduit borrows	(22,348)	(51.8)
Money market	(2,954)	(56.2)

Interest, gross	(62,689)	(44.6)
Other revenue	3,493	10.8

Total revenues	(60,759)	(20.0)

Interest expense:
Interest expense on liability based balances	(33,508)	(75.0)
Interest on conduit loans	(18,602)	(54.1)

Interest expense from securities operations	(52,110)	(65.9)

Net revenues	(8,649)	(3.9)

Expenses:
Employee compensation and benefits	(1,176)	(1.4)
Floor brokerage, exchange and clearance fees	3,656	17.4
Communications and data processing	4,829	16.6
Occupancy and equipment	(93)	(0.4)
Other expenses	(3,262)	(11.7)
Interest expense on long-term debt	2,994	98.3

	6,948	3.7

Income before income taxes	$(15,597)	(45.2)

Net Revenues

Net revenues decreased $8.6 million, or 3.9%, to $215.5 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $3.9 million, or 3.4%, to $110.2 million during this same period primarily due to a lower volume of equity and futures transactions, offset by an increase in options contracts and a change in our mix of correspondents.

Technology revenue increased $2.3 million, or 14.3%, to $18.4 million primarily due to approximately $1.9 million in licensing revenue and higher recurring revenue, offset by lower development revenue.

Interest, gross decreased $62.7 million or 44.6%, to $78.0 million during the first nine months of 2009 compared to the 2008 period. Interest revenues from customer balances decreased $40.3 million or 41.4% to $57.1 million as our average daily interest rate decreased 114 basis points (during this same period the average federal funds rate decreased 218 basis points) or 43.2% to 1.50% offset by an increase in our average daily interest earning assets of $223.5 million, or 4.8% to $4.9 billion. Interest from our stock conduit borrows operations decreased $22.3 million or 51.8% to $20.8 million, due to decrease in our average daily assets of $1.0 billion or

61.4% to $657.1 million, offset by an increase in our average daily interest rate of approximately 84 basis points, or 24.8% to 4.23% (see page 25 for a description of our conduit business).

Other revenue increased $3.5 million, or 10.8%, to $35.8 million due to increased revenues of $1.3 million from our trade aggregation business in the U.S and increased execution services revenues of $3.2 million, offset by decreases in equity and foreign exchange trading.

Interest expense from securities operations decreased $52.1 million, or 65.9%, to $27.0 million from the nine months ended September 30, 2008 to the nine month period ended September 30, 2009. Interest expense from clearing operations decreased approximately $33.5 million, or 75.0%, to $11.2 million due to a 118 basis point or 77.6% decrease in our average daily interest rate to .34%, offset by an increase in our average daily balances of our short-term obligations of $466.1 million, or 11.9%, to $4.4 billion. Interest from our stock conduit loans decreased $18.6 million, or 54.1% to $15.8 million due to a $1.0 billion, or 61.3% decrease in our average daily balances to $655.1 million, offset by a 50 basis point increase, or 18.5% in our average daily interest rate to 3.21%.

Interest, net decreased from $61.6 million for the nine months ended September 30, 2008 to $51.0 million for the nine months ended September 30, 2009. This decrease was due to a higher ratio of customer interest paying balances to interest earning balances combined with significantly lower conduit balances, offset slightly by a higher interest rate spread of 4 basis points on customer balances and 34 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $1.2 million, or 1.4%, to $85.3 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily due to lower incentive-based compensation expense, offset by $.8 million of severance costs in the first quarter. Employee count remained fairly constant, increasing 1.3% to 1,020 as of September 30, 2009.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $3.7 million, or 17.4% to $24.7 million for the nine months ended September 30, 2009 from the nine months ended September 30, 2008, primarily due to industry rebates received in the prior year period that were not received in the current period due to changes in the timing in which rebates are received. These expenses also reflected increased fees due to higher options volumes, offset in part by lower equity and futures volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $4.8 million, or 16.6%, to $33.9 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This increase reflects costs associated with additional data processing capacity resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business.

Occupancy and equipment

Total expenses for occupancy and equipment decreased $.1 million, or .4%, to $22.0 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease is primarily due to costs associated with our occupancy leases.

Other expenses

Other expenses decreased $3.3 million, or 11.7%, to $24.5 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decrease relates to a $2.4 million litigation reserve recorded in the quarter ended September 30, 2008 and lower travel expenses, offset in part by increases in legal and consulting fees.

Interest expense on long-term debt

Interest expense on long-term debt increased from $3.0 million for the nine months ended September 30, 2008 to $6.0 million for the nine months ended September 30, 2009 as a result of additional interest expense of approximately $2.5 million associated with our senior convertible notes issued on June 3, 2009 and higher interest expense on our revolving credit facility due to higher interest rates.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 38.4%, was $7.3 million for the nine months ended September 30, 2009 as compared to an effective tax rate of 37.9% and income tax expense of $13.1 million for the nine months ended September 30, 2008. This decrease is primarily attributed to decreased operating profit in the current period offset by a higher effective tax rate. The higher effective rate is primarily attributable to permanent differences encompassing a higher percentage of pretax income in the current period as compared to the prior period due to lower pretax earnings.

Net income

As a result of the foregoing, net income decreased to $11.7 million for the nine months ended September 30, 2009 from $21.5 million for the nine months ended September 30, 2008.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2009, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $308.5 million while two lines had no stated limit. As of September 30, 2009, we had approximately $363.4 million in short-term bank loans outstanding, which left approximately $154.8 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At September 30, 2009, we had approximately $234.4 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to all of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $100.0 million line of credit under a secured credit facility. Equipment purchased under capital leases is typically secured by the equipment itself. As of September 30, 2009, the Company had $70.0 million outstanding on this line of credit that expires in April 2010. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 after initial purchaser discounts and other expenses.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At September 30, 2009, PFSI had net capital of $97.0 million, which was $74.4 million in excess of its required net capital of $22.6 million.

Our Penson GHCO, PFSL, PFSC and Penson Australia subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the unaudited interim condensed consolidated financial statements as of September 30, 2009. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2009.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 12 to our unaudited interim condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 10 to our unaudited interim condensed consolidated financial statements for information on off-balance sheet arrangements.

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

To date, the majority of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client generally does meet the criteria for separate accounting under the FASB Codification. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance in the FASB Codification and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

Fair value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial assets and liabilities are primarily recorded at fair value.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value model establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Software development

Costs associated with software developed for internal use are capitalized based on the applicable guidance in the FASB Codification Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Stock-based compensation

The Company’s accounting for stock-based employee compensation plans focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of September 30, 2009. Based upon the September quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such problems, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. The SEC and other self-regulated organizations (’SROs”) have approved new rules permitting portfolio margining that have the effect of permitting increased leverage on securities held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in 2007. We intend to continue to meet or exceed any account level margin credit and leverage requirements mandated by the SEC, other SROs, or similar regulatory requirements in other jurisdictions as we expand the offering of portfolio margining to our clients.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2009.

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

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson GHCO and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Penson GHCO and PFFI’s response seeking to dismiss this claim was filed on May 8, 2009. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is tentatively scheduled to proceed from September 20-23, 2010.

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted Penson GHCO, PFFI, and certain other FCM’s motions requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. While the trial schedule referenced above is still pending, it may change given the granting of the motions removing these matters to the federal district court.

The Company believes that the Court was correct in ordering the prior distributions and Penson GHCO and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson GHCO or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson GHCO and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the

Company might suffer would most likely be partially mitigated as it is likely that Penson GHCO and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

Various Claimants v. Penson Financial Services, Inc., et al. On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”), a former correspondent of PFSI, to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June 2004 to May 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but in that action, PFSI and Mr. Engemoen were not parties. Among other defenses asserted, the Company is seeking to have the court enforce the earlier arbitration panel determination.

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

In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities and the guaranty of Mr. Engemoen, such excess amounts may be borne by the Company. While we believe we have good defenses, there can be no assurance that our defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2.35 million in the third quarter of 2008. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this reserve.

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

Recent market instability could negatively affect our operations and financial condition.

As a financial services provider, our business is sensitive to conditions in the global financial markets and economic conditions generally, as well as to the soundness of particular financial services institutions with which we transact business. Among other things, national and international markets have continued through the third quarter of 2009 to suffer significant turmoil caused by a sharp downturn in markets for mortgage-related securities and non-investment grade debt securities and loans. Several large financial institutions including, without limitation, commercial banks, insurance companies, and brokerage firms, have either filed for bankruptcy or been the subject of governmental intervention in the form of loans, equity infusions or direct government ownership in receivership. Others have been sold in whole or in part to third parties. Financial services institutions that deal with each other are often interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, a default or failure by, or even concerns about the stability or liquidity of, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including us. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities, which could adversely affect our operations and financial conditions.

Our inability to obtain credit on favorable terms could significantly restrict our business activities

Our $100.0 million senior secured revolving credit facility is currently scheduled to expire in April 2010. There is no guarantee that we will be able to renew or amend this credit facility, obtain a new senior secured credit facility or otherwise obtain credit from an alternative source on favorable terms. Failure to renew or amend our existing credit facility or obtain suitable alternative funding may significantly curtail our business activities, which will have a materially adverse effect on our financial condition.

Covenants in our credit agreement will restrict our business

Our senior secured revolving credit facility includes various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things: incur additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or prepay certain indebtedness, make investments, make capital expenditures, engage in certain transactions with our affiliates, enter into acquisitions, consolidate, merge or sell assets, incur liens and change the business conducted by us and our subsidiaries.

In addition, although we have recently amended our senior secured revolving credit facility to provide more flexibility with respect to certain covenants, the facility contains covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests at all. A breach of any of these covenants could result in a default under such credit facility. Upon the occurrence of an event of default under such senior secured revolving credit facility, the lenders could elect to declare all amounts outstanding under such credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our senior secured revolving credit facility accelerated the repayment of borrowings, we may not have sufficient assets to repay the amounts outstanding thereunder which could have a material adverse effect on us.

In addition to the other information set forth in this report and the risk factors discussed above, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 16, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the third quarter of 2009. The following table sets forth the repurchases we made during the three months ended September 30, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average Price	Part of Publicly	Shares that May Yet be
	Total Number of	Paid	Announced Plans or	Purchased under the
Period	Shares Repurchased(a)	per Share	Program	Plans or Programs(b)

July	10,272	$9.12	—	514,106
August	6,880	10.14	—	462,392
September	1,948	9.90	—	473,601

Total	19,100	$9.57	—

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated the	(1)
	22nd day of September, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.
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

Date: November 6, 2009

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: November 6, 2009

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated the 22nd day of September, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1	Section 1350 Certification by our principal executive officer	(2)
32.2	Section 1350 Certification by our principal financial officer	(2)

(1)	Filed herewith.