Form 10-K
period 2009-12-31
PENSON WORLDWIDE INC
filed 2010-03-05
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrants’ most recently completed second fiscal quarter) was $134,373,367.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 1, 2010 was 25,599,761.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrant’s Definitive Proxy Statement relating to its 2010 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009

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

Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, foreign exchange trading, custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America and certain territories. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the London financial community and is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), various futures exchanges and is regulated in the United Kingdom by the FSA. PFSA holds an Australian Financial Services License and is a market participant of the Australian Securities Exchange (“ASE”) and a clearing participant of the Australian Clearing House.

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

Special Note Regarding Forward-Looking Statements

This Annual Report and the information contained herein include forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Although we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new technology, integration of acquisitions, possible changes in our regulatory environment and other statements that are not historical. Additional important factors that may cause our actual results to differ from our projections are detailed later in this report under the section entitled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement.

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

“Correspondent” means entities (e.g., broker-dealers) that use our clearing firms’ respective regulated securities and/or futures record keeping, custody and/or settlement services as opposed to only using technology products and services. Our typical correspondent is a firm that introduces its customers to our clearing firms for clearing, custody and/or settlement services.

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

“Front-end trading software” means software programs used by traders to access trading information and execute trades, and that interface with back-end software systems that communicate with the clearing firm, exchange or ECN. Level II trading software (see definition below) is a form of front-end trading software.

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

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Based on the number of correspondents as of December 31, 2009, we are the largest independent clearing broker in the U.S., and among the top three clearing brokers overall in the U.S., the largest independent clearing broker in Canada and the second largest in the U.K. We have grown both organically and through acquisitions. As of December 31, 2009, we had 290 active correspondents worldwide, compared to 302 correspondents as of December 31, 2008. As of December 31, 2009, our pipeline of new correspondents under contract was 27, the majority of which we expect to begin clearing with us by June 30, 2010.

With operations based in the U.S., Canada, the U.K., Asia and Australia, we have established a worldwide presence primarily focused on the global markets for equities, options, futures, fixed income and foreign exchange products. We believe that international markets offer an important target market as certain characteristics of the U.S. market, including significant increases in retail, self-directed and online trading, and increased trading volumes and executions, continue to expand globally. We are organized into operating segments based on geographic regions (See Note 22 to our consolidated financial statements).

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

Our interest revenues are generated from customer-related balances and from our stock borrowing transactions. Interest revenues from customers are generated from margin lending, securities lending and the reinvestment of customer funds. We also derive net interest revenue from our stock conduit borrowing activities, which consist of borrowing securities from one broker-dealer and lending the same securities to another broker-dealer on a matched book basis.

For the year ended December 31, 2009, we generated net revenues of $289.9 million. Clearing and commission fees, net interest income, technology revenues and other revenues comprised 50%, 23%, 8% and 19% of our net revenues, respectively. Approximately 30% of our securities correspondents generate both clearing and technology revenue. In addition, some of our customers generate revenue from both securities and futures trading, and trade in multiple global markets. We estimate that direct market access broker-dealers accounted for 14.1% of these revenues and represented 15.7% of our total correspondents, traditional retail broker-dealers accounted for 9.7% of these revenues and represented 30.2% of our total correspondents, online broker-dealers accounted for 19.0% of these revenues and represented 10.2% of our total correspondents and institutional clients represented 14.1% of these revenues and were 27.6% of our total correspondents. The remainder of these revenues was provided primarily by broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, futures trading, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past year, our net interest revenues decreased from $75.1 million in 2008 to $65.9 million in 2009, representing approximately 26% and 23% of our net revenues, respectively.

Clients

Currently, our principal clients are online, direct access and traditional retail brokers. We are increasingly adding large banks, institutional brokers, financial technology companies and securities exchanges as clients. Online broker-dealers principally enable investors to perform trades through the broker via the Internet through browser-based technology. Direct access broker-dealers principally provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is a financial data content or trading software firm that purchases our data or combines its offerings with our trading software. Through our acquisitions of Goldenberg Hehmeyer and Co. (“GHCO”) and First Capitol Group LLC (“FCG”) in 2007, we have added a number of futures related clients, including introducing brokers, non-clearing FCMs, commercial customers, customers who engage in hedging and risk management activities and other customers who trade futures and other instruments.

We have made significant investments in our U.S. and international data and execution infrastructure, as well as various types of multi-currency and multi-lingual trading software. We provide what we believe to be a flexible offering of infrastructure products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our technology offerings are typically private-labeled to emphasize the client’s branding. We seek to put our clients’ interests first and we believe our position as the leading independent provider of U.S. securities clearing services is a significant differentiating factor. We believe we are well-positioned to take advantage of our significant investments in technology infrastructure to expand sales of our products and services to these and many other clients worldwide.

Industry trends

We believe that the market for securities and futures processing products and services is influenced by several significant industry trends creating continuing opportunities for us to expand our business, including:

Shift to outsourced solutions.  Broker-dealers are continuing to outsource their clearing functions. In addition, firms in the global securities and investment industry are expanding their use of third-party technology to manage their securities trading infrastructure.

Increase in trading in multiple markets.  Investors increasingly seek to trade in multiple markets, asset classes and currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes are prompting correspondents to seek the most comprehensive and sophisticated service providers. We have sought to capitalize on this trend by expanding our product offering into high growth areas such as the futures market, where we have significantly expanded since early 2007. Net revenues from our futures product offering comprised approximately 11% of total net revenues in both 2009 and 2008.

Industry consolidation.  Although the significant effort and potential business disruption associated with conversion to a new clearing firm may discourage some correspondents from switching service providers, consolidation among clearing service providers has led to forced conversions. These conversions result in opportunities for correspondents to seek competing offers and, thus, for service providers to solicit new correspondents’ business without having to overcome the threshold issue of converting from an incumbent. We believe we have benefited from industry consolidation by attracting correspondents as a result of the acquisitions of major competitors by larger financial institutions and acquiring other firms.

Demand for increased reporting capabilities and integrated technology solutions.  Clients are increasingly demanding products that seamlessly integrate front, middle and back-office systems and allow for near real-time updating of account status and margin balances. Our ability to meet these demands makes us a preferred processing firm for correspondents in the growing algorithmic trading and hedge fund sectors.

Opportunities in the Canadian, European, Asian and Australian markets.  The securities and investments industries outside of the U.S., including those in Canada, Europe and Asia, have followed many of the same trends as the U.S. market. Many industry participants are now requiring the same complex and sophisticated clearing and execution services that are common in the U.S. In addition, clearing firms in these markets are less likely to own trading applications, creating opportunities for the sale of Nexa’s products. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo during 2008 in order to expand our Asian operations. Our Asian operations are currently focused on marketing our technology products. We launched our Australian office in the second quarter of 2009, and began clearing operations there in December, 2009. We have two Australian correspondents currently in our pipeline and expect significant growth opportunities in Australian markets in 2010.

Our product offering

Clearing and related services

As a securities and futures processing infrastructure provider, Penson’s services include securities and futures clearing and settlement, custody, account maintenance, data processing services, and technology services. Clearing is the verification of information and matching between two parties in a securities or futures transaction which is followed by the subsequent settlement of that transaction in exchange for payment or margin deposit. Custody services are the safe-keeping and managing of another party’s assets, such as securities, as well as customer account maintenance and customized data processing services. Clients for whom we provide securities clearing and custody services are generally referred to as our “correspondents” or “introducing brokers.” We also provide commodity risk management and other services to certain of our futures customers.

We have made substantial investments in the development of customized data processing systems that we use to provide these “back-office” services to our correspondents on an integrated, efficient and cost-effective basis, allowing us to process a high volume of transactions without sacrificing stability and reliability. In 2009, we processed an average of 1.2 million equity transactions, 1.4 million equity options contracts and 428,000 futures contracts per day. Our products and services reduce the need for our correspondents to make significant capital investments in a clearing infrastructure and allow them to focus on their core business competencies. These systems also enable our correspondents to provide customized, timely transaction and account information to their customers, and to monitor the risk level of their customers on a real-time basis. We have found that our comprehensive suite of advanced technology solutions is often an important factor in winning new correspondents.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with most of our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income.

Technology and data products

An important component of our business strategy is to identify and deploy technologies relevant to our target markets. Our technology and data product offerings, which are principally developed and marketed through our Nexa subsidiary, include customizable front-end trading platforms, a comprehensive database of real-time and historical U.S. and international equities, options and futures trade data, and order-management services. This technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. Our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients. Our technology revenues generally include revenues from software development and customization of products and features, but our technology products are designed to generate substantial subscription-based revenues. The majority of our technology revenues is recurring in nature and is generated by correspondents under contracts that generally have initial terms of two years.

Our competitive strengths

Established market position as the largest independent provider of correspondent clearing services in our primary markets.

We have grown organically and through acquisitions to become the leading global independent provider of securities clearing services in our primary markets with 290 active correspondents in the U.S., Canadian, Australian and U.K. markets, which includes 49 futures correspondents as of December 31, 2009. As of December 31, 2009 (based on the number of correspondents), we were the largest independent clearing broker-dealer in both the U.S. and Canada, as well as the second largest clearing broker in the U.K. Furthermore, as of December 31, 2009 (based on the number of correspondents), we are also the third largest clearing broker in the U.S. overall. Unlike most other major clearing service providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider of securities clearing services in our primary markets is a significant differentiating factor.

Fully-integrated securities-processing and technology solutions.

We are a leading provider of infrastructure to financial intermediaries, offering integrated solutions with the ability to address all major securities-processing needs. Through the integration of our own technology across all of our products and services, we have been able to expand our client base and increase our revenue from existing clients. Our products and services facilitate trading in multiple markets, asset classes and currencies, with integrated execution, clearing and settlement solutions. It is our belief that, while some clients are willing to obtain these products from multiple vendors, many will determine that it is easier to obtain solutions with lower integration costs and risks from one provider that can also address the regulatory requirements of their business.

Flexible services and infrastructure.

We provide a broad offering of infrastructure, technology and data products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. We work closely with each of our clients to tailor the set of products and services appropriate for their individual needs.

Highly attractive and diversified client base.

Our client base comprises the following categories: online, direct market access, institutional, retail and algorithmic, options, futures, foreign exchange and other. For the year ended December 31, 2009, no single category of correspondent represented more than 19.0% of total net revenues. In addition, no single correspondent represented more than 5.9% of net revenue, with our top ten correspondents constituting 28.5% of our net revenues. Additionally, we have diversified our client base internationally through our operations in Canada, the

U.K., Australia and Asia, and by asset class through expanding our operations into the futures business and foreign exchange businesses.

Scalable, recurring revenue model.

Our business benefits from a highly scalable platform that is capable of processing significant additional volume with limited incremental increases in our expenses. We receive a recurring stream of revenues based on the trading volumes of each of our correspondents with a low marginal cost to process transactions. We typically maintain two- to three-year exclusive contracts with our correspondents. Furthermore, there are typically high switching costs as the transition from one provider of clearing services to another is disruptive to a correspondent’s business. In addition, a significant portion of our technology revenues are based on ASP arrangements with clients, linked to transactions and users. Thus, we become even more indispensable to our clients by not only licensing them our software but by also providing them with hardware to run our products along with related support services.

Proven and highly motivated management team.

With an average of 35 years of industry experience and holding a substantial equity interest in Penson, our three-member Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son, our Chairman, Chief Executive Officer and President, respectively, founded our business in 1995 and have built it to its current position.

Business strategies

Leverage existing platform to expand our product offerings and client base.

We believe our infrastructure provides a leading fully-integrated securities clearing and technology product package to our core market, and additional products can be offered and new clients can be added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•	Focusing on high-volume direct access and online broker-dealers and the futures trading industry. We will continue to target our clearing services to the growing futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service.

•	Further expanding our client base in the institutional and retail brokerage markets. We are expanding our focus on the traditional institutional and retail brokerage industry. Many institutional and retail brokers in the U.S. have outsourced their clearing functions, and we believe this trend is now increasing internationally, which creates opportunities for us globally. We are also targeting these firms for our technology products and services, which may increase if we are able to successfully consummate the Broadridge transaction. See “Business — Strategic Acquisitions” for a description of the Broadridge acquisition.

•	Expanding our client base in the quantitative trading sector. Our technology products enable us to increasingly market our services to the rapidly growing quantitative trading sector. This sector is among the most significant drivers of growth in the overall securities markets and we intend to increase our focus on these clients.

•	Expanding our futures business. Our purchase of GHCO in February, 2007 was a significant step in expanding our futures clearing operations and our purchase of FCG in November, 2007 gives us the ability to expand our futures offering to clients that need risk management and other services.

•	Expand offering of portfolio margining. Portfolio margining allows us to extend margin lending to cover a higher percentage of the purchase price of securities than the percentage required under Regulation T based on a risk calculation model approved by the SEC. We approve our correspondents internally for portfolio margining based on several factors including account size, net capital, regulatory background and margin experience. At December 31, 2009, we had 613 portfolio margining accounts with a weighted average balance of approximately $110.0 million in the fourth quarter of 2009.

•	Expand offering of foreign exchange products. In 2009, we launched our foreign exchange product, which provides our customers a focused traditional and technology-based center of competency in both deliverable and non-deliverable foreign exchange. Our foreign exchange product is traditionally used by correspondents to facilitate international transactions in equities and bonds. These services can be accessed through direct contact with our foreign exchange department or through our electronic trading platform.

Expanding our operations internationally.

We believe our ability to service clients internationally will become more important as investors increasingly trade on a global basis. In addition, we intend to expand our margin lending business internationally. Our presence in the non-U.S. markets gives us several opportunities to pursue additional revenues across our product and service offerings. It allows us to better serve our correspondents who are U.S.-based by helping facilitate their growth and providing them with greater access to international markets. It also gives us greater access to the potential customer base in those local markets. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008. We expanded our offering of technology products in Asian markets in 2009 and intend to continue expansion into the Asian markets in 2010. We launched PFSA in the second quarter of 2009, and began clearing operations there in December, 2009. We expect significant growth opportunities in the Australian markets in 2010.

Enhance revenue potential of each client relationship.

Our growth model includes selling additional products to our existing clients. Many of our correspondents currently only utilize our clearing services, but we maintain a broad product suite across geographies that provides us with a significant opportunity to cross-sell our execution services to our current base of correspondents. We believe we have a significant opportunity to offer the full spectrum of clearing and execution services to many of Nexa’s clients, as well as offering technology services to our clearing and execution clients. For example, thinkorswim, Inc. started as a correspondent in the U.S. predominantly utilizing our options clearing service. After the acquisition of GHCO, we were able to convert them to our futures platform and subsequently we were able to capture their Canadian business.

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

Pursue accretive acquisitions.

Through our past acquisitions, we have grown internationally, expanded our product base and added correspondents. As of December 31, 2009, we had successfully integrated our acquisitions of the clearing operations of Schonfeld Securities LLC, GHCO and FCG. On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge Financial Solutions, Inc. (“Broadridge”) and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to acquire substantially all of Ridge’s contracts with its securities clearing clients. See “Business — Strategic Acquisitions” for a description of the proposed Broadridge transaction. We currently expect to close our acquisition of the Ridge clearing contracts in the second quarter of 2010. We anticipate a substantial increase in securities clearing clients and asset balances and significant cost savings should we close the Broadridge acquisition as expected. While we will continue to invest in developing and enhancing our existing business solutions, we also intend to continue to pursue accretive acquisitions that will expand our technology product offerings, our clearing service capability and our client base.

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

Our U.S. securities clearing broker is PFSI, which is registered with the SEC and is a member of the following: New York Stock Exchange, NYSE Alternext, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ, NYSE ARCA Equities Exchange, NYSE ARCA Options Exchange, Philadelphia Stock Exchange, OneChicago, DTC, Euroclear, ICMA, MSRB, FINRA, NSCC, Options Clearing Corp., and Securities Investor Protection Corporation (“SIPC”) and is a participant in the Boston Options Exchange (“BOX”).

With respect to futures transactions, Penson GHCO provides our clearing and execution services for futures and FCG, which now operates as a division of Penson GHCO, provides risk management and consultation services for some of our futures clients. Penson GHCO is regulated by the CFTC, the NFA and the FSA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Kansas City Board of Trade, London International Financial Futures Exchange, the Minneapolis Grain Exchange, the Clearing Corporation, and the London Clearinghouse.

Canada

PFSC provides clearing services in accordance with the rules of the IIROC. Canada has four types of approved clearing models and our Canadian operation is approved for all of these. We concentrate primarily on providing services to Type 2 and Type 3 correspondent brokers. As a Type 2 or 3 carrying broker, our key responsibilities may include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, quarterly statements of securities and money balances held by us for customers.

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

United Kingdom

In the U.K. we offer a broad range of securities clearing services through PFSL, our U.K. clearing broker, including: Model A and Model B clearing and settlement, Euroclear, global custody, customized data processing, regulatory reporting, execution, and portfolio management and modeling systems. In Model A clearing, we provide a purely administrative back-office service and act as agent for our correspondents’ customers, and supply these customers with the information needed to settle their transactions. Model B clearing provides the authority to process transactions under a fully-disclosed clearing model similar to the U.S. Under Model B clearing, we assume the positions and therefore full liability for the clearing and settlement of the trades. All of our correspondents in the U.K. are categorized as Professional Clients under FSA Rules. PFSL is a member of the London Stock Exchange and is authorized and regulated by the FSA.

Asia

We opened Penson Asia, our first Asian office, in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008. We entered into a number of technology services agreements with correspondents primarily related to North American and U.K. securities through our Penson Asia office in 2008 and 2009, and expect to further expand our Asian business in 2010.

Australia

We launched PFSA, our clearing broker in Australia in the second quarter of 2009, and began clearing operations there in December, 2009. PFSA provides clearing and settlement services to broker dealers, Australian Securities Exchange members and Australian Financial Service License holders. Clearing arrangements are made on a fully disclosed basis, are generally three to five years in term and are typically exclusive. PFSA holds an Australian Financial Services License and is a market participant of the ASE and a clearing participant of the Australian Clearing House.

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

Holding and safeguarding securities and cash deposits

We hold and safeguard securities and cash deposits of our correspondents’ customers, which require us to take legal responsibility for those assets. Many of our correspondents do not have the ability to hold securities and cash deposits due to regulatory requirements that require that the holder must comply with the net capital rules of the SEC and other regulators with respect to these activities.

Securities borrowing and lending

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

Futures products

In addition to the futures clearing services provided by Penson GHCO, the FCG division of Penson GHCO provides retail, risk management and consultation services for certain of our futures clients.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. To increase our processing capacity, we moved our U.S. securities clearing operations to a dedicated processing platform provided by SunGard in the first quarter of 2009. Our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

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

Nexa provides our clients with innovative trading management technology with a global perspective. Nexa specializes in direct access trading technology and provides complete online brokerage solutions, including direct access trading applications, browser-based trading interfaces, back-office order management systems, market data feeds, historical data, and execution technology services, generally on a license-fee basis. Nexa’s FastPath product provides a full suite of Financial Information Exchange (“FIX”) gateway solutions for clients who require global connectivity, high throughput and reliability. FIX execution solutions allow clients to automatically transmit, receive or cancel advanced-order types, execution reports, order status, positions, liquidity flags and account balances. Clients can connect using their own front-end or back-office applications or utilize applications available from Nexa. We generally provide our solutions to our clients on a private-labeled basis to emphasize the client’s branding.

Nexa’s products, such as Omni Pro, Axis Pro, and Meridian, are designed to accommodate various market segments by providing different trading platforms and functionality to users. All of our front-end products benefit from several important features such as the ability to trade equities, options and futures and to have unified risk management for trading across multiple asset classes.

Although there is a significant market for front-end trading platforms that is independent of the market for clearing services, we have found that our ability to integrate our technology-related products with our clearing services provides clients with another compelling reason to use Penson for their clearing needs. We believe this broader, integrated offering is a significant factor in our conversion of client prospects into actual clients.

Our technology revenues generally include revenues from software development, customization of products and features and licensing fees, but our technology products are designed to generate substantial subscription-based revenue over time. Our technology revenues have increased over the last year from $22.2 million in 2008 to $23.8 million in 2009.

Institutional and active retail front-end trading software

Nexa has developed and is continuing to expand various front-end trading software products. We offer several products that are oriented towards different market segments. Omni Pro is a Level II trading platform oriented to professional traders and provides broker-dealer administrative modules. Level II software enables the trader, among other things, to view prices for the same security across various markets and to select the desired market for order execution. Axis Pro is a multi-currency Level II trading platform focused on active retail traders. Meridian is a Level I trading platform for less intensive applications for the active retail trader. Both Axis Pro and Meridian are offered with broker-dealer administrative modules that allow broker-dealers to monitor customer buying power and other regulatory compliance tasks, and to provide a repository for customer information.

All of our front-end products benefit from a number of compelling features such as the ability to trade equities, options and futures and have unified risk management for trading across these products. Many of our clearing competitors do not have similar systems that effect trades in all such instruments with similar risk mitigation capabilities. There is a dynamic market for front-end trading platforms that is independent of the market for our clearing services. However, we have found that our ability to offer these products provides our clients with another compelling reason to use our clearing and other products and services and is at times important in our conversion of client prospects into actual clients.

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

Nexa has also built its own data ticker plant to access data from most U.S. and many foreign exchanges and market centers. We have also licensed certain foreign data from other sources. The result is a very comprehensive offering of real-time, delayed and historical data that we can market to our clients. As with the international execution hub, our clients can use our data solutions together with, or independent of, our other products and services. This enables us to compete with major securities data providers to offer comprehensive data solutions. Furthermore, historical data offerings are not offered by most data services providers or clearing firm competitors and enable us to serve new client segments such as algorithmic traders and hedge funds to which we have had relatively less historical exposure through our clearing operations.

Key licensed technology and proprietary customization

We license a software program called Phase3 from SunGard. Phase3 is an online, real-time data processing system for securities transactions. Phase3 performs the core settlement functions with industry clearing and depository organizations. To increase our processing capacity, we moved our U.S. securities clearing operations to a dedicated processing platform provided by SunGard in the first quarter of 2009. We have built a significant amount of proprietary software around Phase3 which allows us to customize Phase3 to meet each of our client’s unique needs. This customization increases the reliability and efficiency of our data processing model and permits us to process trades more quickly than if we relied on Phase3 alone. This customization also offers our clients more flexible access to information regarding their accounts, including the ability to:

•	see critical information in real-time on a continuously updated basis;

•	manage their buying power across different accounts containing diverse instruments such as equities, options and futures, and;

•	receive highly customized reports relating to their activity.

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers, both through our non-U.S. affiliates and directly, to access leading-edge products and services when trading in the U.S. markets. We offer third party software that we have licensed that we believe offers an increased variety of settlement and clearing applications, to certain of our Canadian correspondents who trade futures products. If we are able to close the Broadridge transaction, our product offering to our client base in the U.S., U.K. and Canada will further expand to include, among other things, the outsourcing of certain of our correspondents’ operations. See “Business — Strategic Acquisitions” for a description of the proposed Broadridge transaction.

Sales and marketing

We focus our sales and marketing efforts in the U.S. primarily on the direct access and online sectors, but also focus on the algorithmic trading and hedge fund sectors of the global securities and investment industry. We are aggressively marketing execution-only services to the global financial services market. In addition, we believe that a significant opportunity exists in foreign markets as the adoption of online trading expands in other countries. We have capitalized on this opportunity by implementing cross-border and multi-currency trade processing capabilities.

Following the completion of our IPO in May 2006, we increased our sales and marketing staff to take advantage of the additional financial resources which allowed us to expand our correspondent base. We launched PFSA in the second quarter of 2009, and have begun marketing our products and winning clients there. We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

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

As of December 31, 2009, we had 290 active correspondents worldwide, consisting of 241 active securities clearing correspondents and 49 active futures clearing correspondents. Of the 241 active securities clearing correspondents, 188 are located in the U.S., while our U.K. and Canadian clearing operations provide services to 18 correspondents and 34 correspondents, respectively. We had one Australian correspondent as of December 31, 2009. Before conducting business with a correspondent, we review a variety of factors relating to the prospective correspondent, including the correspondent’s experience in the securities industry, its financial condition and the personal backgrounds of the key principals of the firm. We seek to establish relationships with correspondents whose management teams and operations we believe will be successful in the long-term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

Strategic acquisitions

We have engaged in a number of acquisitions that have facilitated our ability to expand our client base and provide leading-edge technology infrastructure as well as to open international markets, positioning us to pursue a strategy of combining our increasingly global securities offerings with enhanced technology offerings on a multi-instrument, multi-currency, international platform. To date, none of our acquisitions have exceeded the defined significant subsidiary thresholds pursuant to Section 1-02(w) of SEC Regulation S-X.

On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge Financial Solutions, Inc. (“Broadridge”) and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to acquire substantially all of Ridge’s contracts with its securities clearing clients. Under the terms of the Asset Purchase Agreement, management estimates the Company will pay between $45 million and $54 million in total consideration (the “Purchase Price”)to Broadridge consisting of (a) the Seller Note payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%, and (b) PWI Common Stock equal to the lesser of (i) the number of shares of PWI Common Stock equal to the quotient of one third of the Purchase Price divided by the volume weighted-average selling price of PWI Common Stock over the 10 trading day period immediately prior to the closing, (ii) the number of shares of PWI Common Stock equal to 9.9% of the issued and outstanding shares of PWI as of the close of business on the business day immediately prior to the closing, or (iii) 2,517,451 shares of PWI Common Stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased by PFSI. The allocation of the consideration between the Seller Note and the PWI Common Stock will also be determined prior to the closing of the transaction. The Purchase Price will be subject to certain adjustments post-closing upon the occurrence of agreed upon events.

Concurrent with entering into the Asset Purchase Agreement, PWI and Broadridge entered into a ten-year master services agreement (the “Outsourcing Agreement”). Under the Outsourcing Agreement, Ridge will provide certain securities processing and back-office services to PFSI. This agreement will include selective processing services for the existing securities processing operations and back-office functions for PFSI, PFSC and PFSL, as well as selective processing services related to the clearing client contracts acquired by PFSI from Ridge. The provision of services under the Outsourcing Agreement is conditioned upon finalization of certain service level agreements, receipt of regulatory approvals and the closing of the transaction under the Asset Purchase Agreement. Additionally, during the term of the Outsourcing Agreement and for one year thereafter, Broadridge has agreed not to compete with the Company with respect to the Company’s correspondent clearing services, except in limited cases.

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

In addition, the Asset Purchase Agreement contemplates PWI raising $50 million in additional regulatory capital with respect to its operations pertaining to the correspondent clearing contracts to be acquired. In the event PWI does not have more attractive resources available to provide these funds, Broadridge has agreed to lend, under certain circumstances, this amount to PWI pursuant to an eighteen-month subordinated note (the “Backstop Note”) payable by PWI and bearing interest at an annual rate equal to 90-day LIBOR plus 14%.

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

In November 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30,

2008, as defined in the purchase agreement and approximately 150,000 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition closing date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139,000 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first and second years of the integrated Penson GHCO business. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition closing date.

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the year earnout that ended May 31, 2009. At December 31, 2009, a liability of approximately $8.5 million was accrued as a result of the third year of the earnout ending May 31, 2010. This balance is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Competition

The market for securities clearing and margin lending services is highly competitive. We expect competition to continue and intensify in the future. We encounter direct competition from firms that offer services to direct access and online brokers. Some of these competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America; MF Global Ltd. (formerly Man Financial) and RJ O’Brien & Associates LLC. We also encounter competition from other clearing firms that provide clearing and execution services to the securities industry. Most of our competitors are affiliated with large financial institutions.

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

In addition to companies that provide clearing services to our target markets, we are subject to the risk that one or more of our correspondents may elect to perform their clearing functions themselves. The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of the correspondent increases, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing firms to retain customer free credit balances and securities for use in margin lending activities. In order to make a clearing arrangement with us more attractive to these high-volume broker-dealers, we may offer such firms transaction volume discounts or other incentives.

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

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with NYSE, FINRA, NFA, the various stock and futures exchanges and other self regulatory organizations (“SROs”) require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money-laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination the operations of the Company or the suspension or disqualification of our directors, officers or employees. In the ordinary course of our operations, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

As a registered broker-dealer, PFSI is required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC Fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

In addition, we have subsidiaries in the U.K., Australia and Canada that are involved in the securities and financial services industries and may expand our business into other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business.

The securities and financial services industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally. Due to its focus on technology products, which are generally not subject to the regulatory regimes applicable to securities trading, Penson Asia is not subject to many of the same restrictions that apply to our U.K., Australia and Canada subsidiaries.

The regulatory environment in which we operate is subject to change. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms.

Regulation of clearing activities

We provide clearing services in the U.S., Canada, Australia and Europe through our subsidiaries. Broker-dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our provision of futures in addition to securities clearing services, we are also subject to additional CFTC, NFA and futures exchange regulations. As a result, we must comply with an increased amount of regulatory requirements and face additional liabilities if we are not able to comply with the regulatory environment.

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

Our securities lending and borrowing activities are primarily, although not exclusively, transacted through our U.S. broker-dealer subsidiary, which is subject to the SEC’s net capital rule and customer protection rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to ensure that broker-dealers will have adequate resources, including a percentage of liquid assets, to fund expenses of a self or court supervised liquidation. See “Business — Government regulation” and “Regulatory capital requirements.” While the net capital rule is designed to ensure that the broker-dealer has adequate resources to pay liquidation expenses, the objective of the SEC’s customer protection rule is to ensure that investment property of the firm’s customers will be available to be distributed to customers in liquidation. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that broker-dealers promptly obtain possession or control of customers’ fully-paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

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

Regulation T also regulates payment requirements for transactions in customer cash accounts and the level of credit extended in customer margin accounts. A broker-dealer may extend credit to a customer in a margin account only against collateral consisting of cash or margin-eligible securities, as defined in the Exchange Act or “margin securities,” as defined in Regulation T. Under Regulation T, the current required initial margin for a long position in a margin equity security is 50 percent of the current market value of the security. The required margin for a short position is 150 percent of the current market value of the security. Maintenance margin requirements are set in accordance with the rules of the SROs. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the U.S. Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in the second quarter of 2007 and have 613 portfolio margining accounts as of December 31, 2009.

With respect to such securities borrowing and lending, Regulation SHO issued under the Exchange Act generally prohibits, among other things, a broker-dealer from accepting a short sale order unless either the broker-dealer has already borrowed the security, has entered into a bona-fide arrangement to borrow the security or has “reasonable grounds” to believe that the security can be borrowed so that it can be delivered on the date delivery is due and has documented compliance with this requirement. Rule 204 under the Exchange Act requires broker-dealers and clients to make delivery on short sales effected in the U.S. no later than T+3. Under Rule 204, a clearing broker-dealer that does not purchase or borrow securities to cover any fail position as of the opening of trading on T+4 is subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty will apply until the clearing broker-dealer purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker-dealer becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker-dealer from effecting short sales for its own account or for that of any correspondent broker-dealer or customer unless the clearing broker-dealer has borrowed the securities in question or has entered into a bona-fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to a correspondent broker-dealer that is responsible for the fail position. Accordingly, if we have a fail position that we are unable to timely cover, or where the fail position was the responsibility of one of our correspondent broker-dealers and we cannot allocate the close-out responsibility to it, we would be subject to the borrowing penalty. We could remain subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Due to the requirements of Rule 204, our costs associated with securities borrowings to facilitate customer short selling may continue to increase and the scope of our securities lending business may significantly decrease, which may adversely affect our operations and financial condition.

Failure to maintain the required net capital, accurately compute the reserve formula or comply with Regulation T, portfolio margining rules or Regulation SHO may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by NYSE, FINRA and other regulatory bodies and, if not cured, could ultimately require our U.S. broker-dealer subsidiary’s liquidation. A change in the net capital rule, the customer protection rule, Regulation T or the portfolio margining rules or the imposition of new rules could adversely impact our ability to engage in securities lending and borrowing.

Regulation of internet activities

Our business, both directly and indirectly, relies extensively on the Internet and other electronic communications gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the governmental agencies within the U.S. and elsewhere are beginning to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that change our own and our correspondents’ abilities to transact business through the Internet or other electronic communications gateways.

Regulatory capital requirements

As a registered broker-dealer and member of NYSE and FINRA, PFSI is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Among deductions from net capital are adjustments that are commonly called “haircuts,” which reflect the possibility of a decline in the market value of firm inventory prior to disposition.

Failure to maintain the required net capital would require us to cease securities activities during any period where we did not meet minimum levels of net capital and may subject us to suspension or revocation of registration by the SEC and suspension or expulsion by NYSE, FINRA and other regulatory bodies and, if not cured, could ultimately require liquidation of our U.S. clearing operations. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce our net capital below required levels. Finally, NYSE and FINRA rules prevent a broker-dealer from expanding its business or permit NYSE or FINRA to require reductions in the broker-dealer’s business for broker-dealers experiencing financial or operational difficulties.

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

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from PFSI, which in turn could limit our ability to pay dividends, repay or repurchase debt, including the 8.00% Senior Convertible Notes due 2014, or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our U.K. subsidiary is subject to FSA rules that require it to maintain adequate financial resources (including both capital resources and liquidity resources) in order to meet its liabilities as they fall due. The current capital resources requirement for the subsidiary is approximately £4.6 million although the capital resources requirement will vary depending on the current expenditure, liabilities and risks incurred or assumed. Capital resources may be constituted by eligible share capital and eligible subordinated debt. The subsidiary must constantly monitor compliance with its financial resource requirements, regularly submit financial reports to the FSA (monthly) and report any breach of the financial resource requirements to the FSA. A breach of the financial resource requirements may result in disciplinary action against the subsidiary for which it may receive a financial penalty, or where the breach is serious, a suspension or cessation of the subsidiary’s business and a withdrawal of the subsidiary’s authorization to conduct investment business in whole or in part. The imposition of FSA disciplinary sanctions, the temporary suspension of business or the partial revocation of the subsidiary’s authorization to conduct investment business may severely damage the reputation of the subsidiary and result in diminution of earnings. The revocation of the subsidiary’s authorization to conduct investment business in the U.K. may result in a discontinuation of our U.K. operations and the loss of its revenues.

PFSC is a member of the IIROC, an approved participant with the Montreal Exchange, a participating organization of the Toronto Stock Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems. PFSC is subject to rules, including those of the IIROC, relating to the maintenance of capital. The IIROC regulates the maintenance of capital by member broker-dealers by requiring that broker-dealers periodically calculate their risk adjusted capital (“RAC”) in accordance with a prescribed formula which is intended to ensure that members will be in a position to meet their liabilities as they become due.

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

PFSA holds an Australian Financial Services License and is a market participant of the ASE and a clearing participant of the Australian Clearing House (“ACH”). As such, PFSA is subject to the rules established by the ASE and ACH governing the minimum risk based capital requirements for participants in the ASE and ACH. The ASE and ACH capital requirements establish minimum core liquid capital requirements and minimum requirements for a participant’s liquid capital as compared to a number of different risk based metrics which make up the participant’s total risk requirement. The risk requirements vary depending on the operations undertaken by the participant. A participant’s core liquid capital is based principally on a participant’s equity and retained profits, while the liquid capital adjusts core liquid capital to take account of reserves and in certain cases subordinated debt and preferred stock. Currently, participants, including PFSA, are required to maintain a core liquid capital of at least AUD$2,000,000. The core liquid capital requirement for self clearing participants of ASE is currently scheduled to increase to AUD$5,000,000 in July 2010 while the requirement for general clearing participants, such as PFSA, will increase to AUD$10,000,000 in July 2010. Participants of the ASE are also required to maintain a ratio of their liquid capital to total risk requirements of greater than 1.2. Participants of the ACH are required to maintain a ratio of total option risk margin to liquid capital of less than 2.0, in the event that this ratio is 2.0 or more the participant is required to deposit funds to reduce the ratio and such funds may then not be withdrawn until the ratio is below 1.6. PFSA is currently in compliance with the minimum capital requirements established by the ASE and ACH which are applicable to it and regularly calculates its core liquid capital, liquid capital, total risk requirements and other applicable metrics to monitor ongoing compliance with the minimum capital requirements established by the ASE and ACH.

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

The regulatory capital requirements that affect our regulated subsidiaries are stringent and subject to significant and uncontrollable change. Our inability to comply with any of the current requirements or any future changes to these requirements could cause us to suffer significant financial loss.

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

Local regulations

PFSI is a broker-dealer authorized to conduct business in all 50 states, the District of Columbia and Puerto Rico under applicable local securities regulations. PFSC is authorized to conduct business in all major provinces and territories in Canada.

Employees

As of December 31, 2009, we had 1,031 employees, of whom 459 were employed in clearing operations, 320 in technology support and development, 54 in sales and marketing and 198 in finance and administration. Of our 1,031 employees, 722 are employed in the U.S., 58 in the U.K., 220 in Canada, 10 in Asia and 21 in Australia. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

The market for securities and futures processing infrastructure products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. Our competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America; MF Global Ltd. (formerly Man Financial) and RJ Obrien & Associates LLC. Many of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours. There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

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

Our ten largest current clients accounted for approximately 28.5% of our total net revenues for the year ended December 31, 2009, while no client accounted for more than 5.9% of net revenues. The loss of even a small number of these clients at any one time could cause our revenues to decline. Our clearing contracts generally have an initial term of two years, and allow the correspondent to cancel our services upon providing us with 45 days of notice, in most cases after the expiration of the fixed term. Many of our futures clearing contracts with correspondents may be terminated with a 30-day notice. Our clearing contracts with these correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. There can be no assurance that our largest clients will continue to use our products and services.

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

Continuing low, short-term interest rates have negatively impacted the profitability of our margin lending business.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Recent decreases in short-term interest rates have contributed to a decrease in our profitability and will continue to do so while lower rates continue to be in effect. Assuming constant customer balances, we expect that a 25 basis point change in the federal funds rate would affect our pre-tax income by approximately $1 million per quarter.

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

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2009, our receivables from customers and correspondents were $1.1 billion, which predominantly reflected margin loans. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons, including:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	an order to stop transfer by the issuer of securities may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Federal Reserve, NYSE and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customer’s equity in the account is at least 25% of the value of the securities in the account. We are also subject to rules and regulations in Canada and the U.K. with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. In addition, for our portfolio margining accounts, we are able to extend substantially more credit to approved customers pursuant to a risk formula adopted by the SEC. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondent and customer accounts.

We rely, in part, on third parties to provide and support the software and systems we use to provide our services. Any interruption or cessation of service by these third parties could harm our business.

We have contracted with SunGard Data Systems and IBM Canada Limited (“IBM Canada”) to provide a major portion of the software and systems necessary for our execution and clearing services. On September 25, 2008, we entered into an amendment to our current agreement with SunGard that requires SunGard to provide a dedicated processing platform for the processing of our U.S. clearing operations. Our current agreement with SunGard will expire in February, 2014, but can be terminated by SunGard upon written notice in the event that we breach the agreement. Our current agreement with IBM Canada expires in August, 2010; however, we have an option to retain IBM Canada’s services for up to six months beyond that date to allow us to efficiently transition the processing of our Canadian clearing and execution operations to Broadridge, should we elect to exercise that option. The agreement with IBM Canada can be terminated by IBM Canada upon written notice in the event that we breach the agreement. In the past, we have experienced limited processing delays, occasional hardware and software outages with SunGard and IBM Canada. Any major interruption in our ability to process our transactions through SunGard or IBM Canada would harm our relationships with our clients and impact our growth. We also license many additional generally available software packages. Failures in any of these applications could also harm our business operations. We rely on similar systems for other subsidiaries, problems with each of which could cause similar problems and results in us suffering significant financial harm.

We rely on SunGard, IBM Canada and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If we consummate the Broadridge transaction, we will rely on Broadridge to be able to provide similar future product developments for our U.S., U.K. and Canadian securities operations. See “Business — Strategic Acquisitions” for a description of the proposed Broadridge transaction. Certain of our subsidiaries will continue to use SunGard to provide the software and systems necessary to provide services to our clients even if the Broadridge transaction is consummated, including Penson GHCO and PFSA. SunGard’s provision of a dedicated processing platform allowed us to process our increased U.S. trade volume in 2009 and we anticipate it will be able to do so in 2010 and beyond. If in the future, however, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis or to allocate sufficient capacity to meet our trading volume requirements could harm relationships with our clients and our ability to achieve our projected level of growth.

Our anticipated transition of certain support services to Ridge and Broadridge may involve unforeseen delays, costs or technological complications. If we are unable to transition our services efficiently to Broadridge, we may experience interruptions or difficulties with respect to the services Broadridge is expected to provide.

We have signed an outsourcing agreement with Broadridge whereby Broadridge is expected to replace IBM Canada, SunGard and our PFSL service providers as our provider of certain software and systems necessary for our execution and clearing services. See “Business — Strategic Acquisitions” for a description of the proposed Broadridge transaction. We anticipate transitioning to those software and systems over the next one to two years. Any delays, technology issues or unexpected costs could substantially impair our ability to continue to provide clearing and execution services to our clients that could cause us to suffer material financial loss. In addition, there can be no guarantees that we will not experience additional issues with respect to processing delays, hardware and software outages, or other service issues with Broadridge than we experience with our current providers. Any additional processing delays or issues we experience could impair our ability to provide services to our clients, which could impact our growth and cause significant financial loss.

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

Recent increased public attention regarding the corporate use of personal information has led to increasingly complex legislation and regulations intended to strengthen data protection, information security and consumer privacy. The law in these areas is not consistent or settled. While we employ what we believe to be a high degree of care in protecting our clients’ confidential information, if third parties penetrate our network security or otherwise misappropriate our clients’ personal or account information, or we were to otherwise release any such confidential information without our clients’ permission, unintentionally or otherwise, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our reputation. To effect secure transmissions of confidential information over computer systems and the Internet, we rely on encryption and authentication technology. While we periodically test the integrity and security of our systems, we cannot assure you that our efforts to maintain the confidentiality of our clients’ account information will be successful.

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

We may be subject to material litigation proceedings that could cause us significant reputational harm and financial loss.

We are subject from time-to-time to legal claims or regulatory matters involving stockholder, customer, and other issues on a global basis, based on our activity or the activity of our correspondents. As described in “Item 3: Legal Proceedings,” we are currently engaged in a number of litigation matters. These matters include our involvement in a bankruptcy proceeding concerning Sentinel Management Group, Inc. (“Sentinel”), which is described in detail in Item 3. The bankruptcy trustee in this matter is seeking the return of pre- and post-bankruptcy petition transfers made to Penson GHCO and Penson Financial Futures, Inc. (“PFFI”), a subsidiary of PWI, to which we have objected. We intend to vigorously defend this position, but we are not able to predict the outcome of this dispute at this time. In the event that Penson GHCO and PFFI are obligated to return a substantial portion of previously distributed funds to the Sentinel estate, it could have a material adverse effect on our operating results for the period in which the payment is made.

Litigation generally is subject to inherent uncertainties, and unfavorable rulings can occur. An unfavorable ruling in any matter could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from providing clearing or technology services. If we were to receive an unfavorable ruling in a matter, our business and results of operations could suffer significant reputational and financial loss.

Any slowdown or failure of our computer or communications systems could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems, including backup systems, are maintained at various locations in Texas, Chicago, New Jersey, Toronto, Montreal and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

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

We market our clearing services to our existing correspondents on the strength of our ability to process transactions and perform related back-office functions at a lower cost than the correspondents could perform these functions themselves. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to in the securities industry as “self-clearing.” As the transaction volume of a correspondent grows, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing firms to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. If our clients choose to self-clear, we would lose their revenue and our business could be adversely affected.

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

Over the past few years, our business strategy has included engaging in acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in international markets. We have completed four acquisitions since 2006, including the acquisitions of GHCO and FCG in 2007 that significantly expanded our futures business, and anticipate completing the acquisition of substantially all of Ridge’s contracts with its securities clearing clients in the first or second quarter of 2010. In the future, we plan to acquire additional businesses or technologies as part of our growth strategy. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

•	diversion of management’s time and attention to the negotiation of the acquisitions;

•	difficulties in assimilating acquired businesses, technologies, operations and personnel including, but not limited to, the increased trade volume of acquired businesses;

•	the need to modify financial and other systems and to add management resources;

•	assumption of unknown liabilities of the acquired businesses;

•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;

•	dilution to our existing stockholders due to the issuance of equity securities that may make it difficult for us to raise capital from equity financing in the future;

•	possible adverse short-term effects on our cash flows or operating results; and

•	possible accounting charges due to impairment of goodwill or other purchased intangible assets.

Failure to manage our acquisitions to avoid these risks could harm our business, financial condition and operating results.

Our inability to obtain credit on favorable terms could significantly restrict our business activities

Our $100.0 million senior secured revolving credit facility is currently scheduled to expire in April 2010. There is no guarantee that we will be able to renew or amend this credit facility, obtain a new senior secured credit facility or otherwise obtain credit from an alternative source on favorable terms. Failure to renew or amend our existing credit facility or obtain suitable alternative funding may significantly curtail our business activities, which would have a materially adverse effect on our financial condition.

Covenants in our credit agreement will restrict our business in many ways.

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

In addition, the facility contains covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. A breach of any of these covenants could result in a default under such credit facility. Upon the occurrence of an event of default under such senior secured revolving credit facility, the lenders could elect to declare all amounts outstanding under such credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under our senior secured revolving credit facility accelerated the repayment of borrowings, we may not have sufficient assets to repay the amounts outstanding thereunder which could have a material adverse effect on us.

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

Certain of our subsidiaries engage in proprietary trading activities. Please see our discussion in “Business — Securities-processing” and “Proprietary trading.” Historically these activities have accounted for a very small portion of our total revenues and net income. With respect to most of such trading, we endeavor to limit our exposure to markets through, among other means, employing hedging strategies and by limiting the period of time that we have market exposure. However, we are not completely protected against market risk from such trading at any particular point in time and proprietary trading risks could adversely impact operating results in a specific financial period.

Continued market instability could negatively affect our operations and financial condition.

As a financial services provider, our business is sensitive to conditions in the global financial markets and economic conditions generally, as well as to the soundness of particular financial services institutions with which we transact business. Among other things, national and international markets have continued through 2009 to suffer significant turmoil initially caused by a sharp downturn in markets for mortgage-related securities and non-investment grade debt securities and loans. Several large financial institutions including, without limitation, commercial banks, insurance companies, and brokerage firms, have either filed for bankruptcy or been the subject of governmental intervention in the form of loans, equity infusions or direct government ownership in receivership. Others have been sold in whole or in part to third parties. Financial services institutions that deal with each other are often interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, a default or failure by, or even concerns about the stability or liquidity of, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including us. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities, which could adversely affect our operations and financial conditions.

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

Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to significant additional risk.

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

Requirements to close out fails resulting from short sales could increase our costs and adversely affect our securities lending business.

We are subject to Rule 204 under the Exchange Act, which requires clearing broker-dealers to make delivery on short sales effected in the U.S. no later than T+3. Under Rule 204, clearing broker-dealers that do not purchase or borrow securities to cover certain fail positions as of the opening of trading on T+4 are subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty, which requires pre-borrowing in connection with short sales, will apply until the clearing broker purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker from effecting short sales in that security for its own account or for that of any introducing broker or customer unless the clearing broker has borrowed the securities in question or has entered into a bona fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to an introducing broker that is responsible for the fail position. As the clearing broker-dealer, if we are unable to timely cover a fail position and cannot allocate the close-out responsibility to the broker-dealer that is responsible for the fail position, we would be subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Foreign jurisdictions in which we operate also have restrictions on short selling. Because of the requirements of Rule 204 and foreign restrictions on short selling, our costs associated with handling short sales, including the costs associated with closing out fail positions and borrowing securities to facilitate short selling may increase significantly. In addition, if we become subject to the borrowing penalty, our customers may be less likely to use our securities lending department for short sale transactions and the scope of our securities lending business may significantly decrease, which will adversely affect our operations and financial conditions.

On February 24, 2010, the SEC adopted additional restrictions on short selling stock. These restrictions, known as the alternative uptick rule, restrict short selling in securities that have dropped more than 10% in one day. These changes and potential future regulatory changes related to short-selling of securities may have a negative impact on our ability to earn the spreads we have historically collected.

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

Our quarterly revenue and operating results are subject to significant fluctuations.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a number of factors, including:

•	changes in the proportion of clearing operations revenues and interest income;

•	the lengthy sales and integration cycle with new correspondents;

•	the gain or loss of business from a correspondent;

•	reductions in per-transaction clearing fees;

•	changes in bad debt expense from margin lending as compared to historical levels;

•	changes in the rates we charge for margin loans, changes in the rates we pay for cash deposits we hold on behalf of our correspondents and their customers and changes in the rates at which we can invest such cash deposits;

•	changes in the market price of securities and our ability to manage related risks;

•	fluctuations in overall market trading volume;

•	the relative success and/or failure of third party clearing competitors, many of which have increasingly larger resources than we have as a result of recent consolidation in our industry;

•	the relative success and/or failure of third party technology competitors including, without limitation, competitors to our Nexa business;

•	our ability to manage personnel, overhead and other expenses; and

•	the amount and timing of capital expenditures.

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

We principally clear futures and options contracts on behalf of our correspondents and their respective customers. Trading in futures and options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in futures and options contracts, which in turn raises the risk that a correspondent, introducing broker, or customer may not be able to fully repay its creditors, including us, if it experiences losses in its futures and options contract trading business. In 2007, we acquired the partnership interests of GHCO, and the limited liability company interests of FCG, which substantially increased our operations in the futures markets. Because of this increased activity, we will face more exposure to the risks associated with the clearing of futures contracts.

We may not be able to or determine not to hedge our foreign exchange risk.

As a foreign exchange trade dealer, we enter into currency transactions with certain of our institutional clients or other institutions using modeled prices that we determine and may seek to hedge our risk by executing similar transactions on the various exchanges or electronic communication networks of which we are a participant. While we expect to be able to limit our risk in our transactions with our clients through hedging transactions on exchanges or ECNs or through other counterparty relationships, there is no guarantee that we will be able to enter into these transactions at prices similar to those which we entered into with our clients. In addition, while we may intend to enter into the hedging transactions after we enter into a transaction with our client or the relevant institution, it is possible that currency prices could fluctuate before we are able to enter into such hedging transactions or, for other reasons, we may determine not to hedge such risk.

The securities and futures businesses are highly dependent on certain market centers that may be targets of terrorism.

Our business is dependent on exchanges and market centers being able to process trades. Terrorist activities in September 2001 caused the U.S. securities markets to close for four days. This impacted our revenue and profitability for that period of time. If future terrorist incidents cause interruption of market activity, our revenues and profits may be negatively impacted.

Risks related to government regulation

All aspects of our business are subject to extensive government regulation. If we fail to comply with these regulations, we may be subject to disciplinary or other action by regulatory organizations, and we could suffer significant reputational and financial loss.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. In addition to these laws, we must comply with rules and regulations of the SEC, NYSE, FINRA, the CFTC, the NFA, various stock and futures exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers and FCMs are subject to regulations covering all aspects of the securities and futures businesses, including:

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

We also operate clearing and related businesses in the U.K., Canada and Australia and execute transactions in global markets. These non-U.S. businesses are also heavily regulated. To the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of our business, we will face complexity and additional costs in our compliance efforts. In addition, as we expand into new non-U.S. markets with which we may have relatively less experience, there is a risk that our lack of familiarity with the regulations impacting such markets may affect our performance and results.

The regulatory environment in which we operate has experienced increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo further change in the future. The CFTC, SEC, NYSE, FINRA, NFA, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business. Certain regulatory authorities have been more likely in recent years to commence enforcement actions against companies in our industry and penalties and fines sought by certain regulatory authorities have increased substantially in recent years.

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

We are subject to stringent rules imposed by the SEC, NYSE, FINRA, and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital. Net capital is the net worth of a broker-dealer, less deductions, for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer’s proprietary securities positions. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by NYSE and/or FINRA, which, if not cured, could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue our clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from our subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay or repurchase debt, including the notes, at the parent company level and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against net capital could impede our ability to expand or even maintain our present volume of business.

Our futures clearing business is subject to the capital and segregation rules of the NFA and CFTC. Our 2007 acquisitions of GHCO and FCG substantially increased our exposure to these rules. If we fail to maintain the required capital, or if we violate the customer segregation rules, we may be subject to monetary fines, and the suspension or revocation of our license to clear futures contracts. Any interruption in our ability to continue this business would impact our revenues and profitability.

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

PFSA holds an Australian Financial Services License and is a market participant of the ASE and a clearing participant of the ACH. As such, PFSA is subject to the rules established by the ASE and ACH governing the minimum risk based capital requirements for participants in the ASE and ACH. The ASE and ACH capital requirements establish minimum core liquid capital requirements and minimum requirements for a participant’s liquid capital as compared to a number of different risk based metrics which make up the participant’s total risk requirement. The risk requirements vary depending on the operations undertaken by the participant. A participant’s core liquid capital is based principally on a participant’s equity and retained profits, while the liquid capital adjusts core liquid capital to take account of reserves and in certain cases subordinated debt and preferred stock. If PFSA should fail to comply with the requirements of these various measures of capital, its revenues could be substantially impacted.

In addition, some of the investments we make in our business may impact our regulatory capital. We have made large investments into Nexa and expect to continue to do so in the future. Investments in non-regulated subsidiaries and increases in illiquid assets, including unsecured customer accounts decrease the capital available for our regulated subsidiaries. If we experience increased levels of unsecured and partially secured accounts in the future, we could suffer significant financial loss.

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

In May, 2006, we completed the disposal by split off of certain non-core business operations that were placed into the subsidiaries of a newly formed holding company known as SAMCO Holdings, Inc. (SAMCO). Our then existing stockholders exchanged $10.4 million of SAMCO net assets and $7.3 million of cash for 1.0 million Penson shares. The split off transaction was structured to be tax free to the Company and our stockholders, and the net assets were distributed at net book value. Though there was substantial common ownership between the Company and SAMCO, we did not retain any ownership interest in SAMCO, which is operated independently. Although the split off transaction occurred over three years ago, we may incur future liabilities related to the operations of the SAMCO entities. Due to the Company’s indirect ownership of the SAMCO entities prior to our initial public offering we may be exposed to additional liabilities beyond what we may ordinarily encounter in our typical customer relationships.

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

At the date of this report, our executive officers, directors and 5% stockholders beneficially own, in the aggregate, approximately 50.1% of our outstanding common stock. As a result, these stockholders may have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to stockholders. The interests of these stockholders with respect to such matters could conflict with the interests of public stockholders.

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

Description of property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. This lease covers approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, our Canadian subsidiary leases approximately 42,420 square feet in the Canadian cities of Montreal and Toronto. We also lease additional office space at locations in California, Illinois, New York, Minnesota, Wisconsin, Texas, London, Hong Kong, Tokyo, Sydney and other locations to support our operations. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson GHCO and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

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

Mr. Engemoen, the Company’s Chairman of the Board, is the Chairman of the Board, and beneficially owns approximately 52% of the outstanding stock, of SAMCO Holdings, Inc., the holding company of SAMCO Financial and SAMCO Capital Markets, Inc. (SAMCO Holdings, Inc. and its affiliated companies are referred to as the “SAMCO Entities”). Certain of the SAMCO Entities received certain assets from the Company when those assets were split-off immediately prior to the Company’s initial public offering in 2006 (the “Split-Off”). In connection with the Split-Off and through contractual and other arrangements, certain of the SAMCO Entities have agreed to indemnify the Company and its affiliates against liabilities that were incurred by any of the SAMCO Entities in connection with the operation of their businesses, either prior to or following the Split-Off. During the third quarter of 2008, the Company’s management determined that, based on the financial condition of the SAMCO Entities, sufficient risk existed with respect to the indemnification protections to warrant a modification of these arrangements with the SAMCO Entities, as described below.

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. Of the remaining $2,165,243 indemnity obligation, $600,000 was paid to the Company prior to June 15, 2009 and the remainder was paid in December, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133,333 on the last business day of each of the first six calendar months of 2010 (a total of $800,000). In each of January and February, 2010, SAMCO Holdings, Inc. paid $133,333 to the Company pursuant to the terms of the amendment to the settlement agreement. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities, such excess amounts may be borne by the Company. While we believe we have good defenses, there can be no assurance that our defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2.35 million in the third quarter of 2008. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this liability.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Common Stock of the Company has been traded on the NASDAQ Global Select Market under the symbol PNSN since the Company’s initial public offering on May 16, 2006. Prior to that time there was no public market for the Company’s Common Stock or other securities.

The following table sets forth the high and low closing sales prices of our Common Stock, for the periods indicated.

	Price Range
	High	Low

2009
Quarter ended March 31, 2009	$8.43	$4.02
Quarter ended June 30, 2009	$12.04	$6.73
Quarter ended September 30, 2009	$11.74	$8.37
Quarter ended December 31, 2009	$11.07	$8.56
2008
Quarter ended March 31, 2008	$14.26	$8.15
Quarter ended June 30, 2008	$13.61	$9.37
Quarter ended September 30, 2008	$19.11	$10.69
Quarter ended December 31, 2008	$13.48	$4.98

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of February 26, 2010, there were 55 holders of record of our common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 3,456 as of February 26, 2010.

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

PWI’s purchases of its equity securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased(a)	Paid per Share	Programs	or Programs(b)

October	10,036	$9.70	—	483,366
November	6,031	$9.49	—	494,062
December	9,056	$9.08	—	516,371

(a)	Includes shares withheld to cover tax-withholding requirements related to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.

(b)	Remaining shares represent the remaining dollar amount authorized divided by the average purchase price in the month.

Recent sales of unregistered securities

None

Stock Performance Graph
Cumulative Total Return to Stockholders
Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index
% Return to Stockholders, May 16, 2006 to December 31, 2009

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

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statements of income data for the three years ended December 31, 2009 and the summary consolidated balance sheet data as of December 31, 2009 and 2008 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our consolidated financial statements and the notes included in this Annual Report on pages F-2 through F-39. The consolidated statements of income data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005, all of which are set forth below, are based on the Company’s historical audited consolidated financial statements and the underlying accounting records.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated statement of income data:
Net revenues	$289,881	$293,170	$264,725	$198,189	$127,907
Total expenses(1)	264,045	276,521	222,767	160,611	123,229
Income from continuing operations before income taxes	25,836	16,649	41,958	37,578	4,678
Income tax expense	9,825	5,993	15,125	13,299	1,951
Income from continuing operations	16,011	10,656	26,833	24,279	2,727
Income from discontinued operations, net of tax(2)	—	—	—	243	177

Net income	$16,011	$10,656	$26,833	$24,522	$2,904

Earnings per share — basic
Earnings per share from continuing operations	$.63	$.42	$1.02	$1.07	$0.18
Earnings per share from discontinued operations	—	—	—	0.01	0.01

Earnings per share	$.63	$.42	$1.02	$1.08	$0.19

Earnings per share — diluted
Earnings per share from continuing operations	$.63	$.42	$1.00	$1.05	$0.16
Earnings per share from discontinued operations	—	—	—	0.01	0.01

Earnings per share	$.63	$.42	$1.00	$1.06	$0.17

Weighted average shares outstanding — basic and diluted
Basic	25,373	25,217	26,232	22,689	15,185
Diluted	25,591	25,416	26,817	23,058	18,300

(1)	Results from 2009, 2008, 2007 and 2006 include $5.1 million, $4.5 million, $4.7 million and $3.1 million of compensation expense related to accounting for share-based payment awards that began January 1, 2006. Accordingly, 2009, 2008, 2007 and 2006 results may not be comparable to prior periods.

(2)	Concurrent with our public offering, we split off certain non-core business operations into SAMCO Holdings, a newly formed company which gives effect to a capital contribution to SAMCO in an amount equal to the difference between the net book value of the division to be split off, as of such date, and the value of the 1,041,667 shares of our common stock to be exchanged in the split off. Except as otherwise indicated, financial information presented sets forth the results of operations and balance sheet data of the entities split off as discontinued operations.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$48,643	$38,825	$120,923	$103,054	$99,506
Total assets	7,251,075	5,539,195	7,846,977	4,644,390	3,578,881
Notes payable	132,769	75,000	55,000	10,000	52,395
Total stockholders’ equity	298,902	264,467	265,428	211,784	89,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in Item 1A “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report on Form 10-K.

Market and Economic Conditions in 2009

The financial crisis of 2008 continued to have an effect on the securities and credit markets in 2009.

•	The Federal Reserve maintained its stimulative low interest rate policy. For all of 2009, the targeted federal funds rate was set at 0.25%. In 2008, the targeted federal funds rate fell from an average of 3.22% in the first quarter to an average of 1.06% in the fourth quarter, averaging 2.09% for the year.

•	After falling 25% from year end 2008, to a low of 6,547 in early March 2009, the Dow Jones Industrial Average rebounded 61%, to end 2009 at 10,428.

•	The VIX, the ticker symbol for the Chicago Board of Options Exchange Volatility Index, a popular measure of implied stock market volatility, fell fairly steadily. In December 2009, it averaged 21, down 60% from 52 in December 2008.

•	Short interest declined. The average number of shorted shares of New York Stock Exchange listed companies fell 7%, to 14.5 billion in 2009, from 15.6 billion in 2008.

•	Margin debt fell. Aggregate debits in securities margin accounts of New York Stock Exchange member organizations declined 30%, to $200.4 billion in 2009, from $285.2 billion in 2008.

•	There were no major regulatory changes that broadly affected the securities industry in 2009. However, government and regulatory officials in the U.S. did discuss increased restrictions on shorting stocks and sponsored access, and taxing securities transactions as well as raising taxes on capital gains.

Market and Economic Conditions in 2008

During 2008, financial and credit market dislocations, and the recession, caused increased volatility and rapid changes among a wide variety of financial indicators and markets:

•	The Federal Reserve lowered the targeted federal funds rate by approximately 400 basis points to approximately .25% at December 31, 2008 from 4.25% at December 31, 2007.

•	The VIX, the ticker symbol for the Chicago Board of Options Exchange Volatility Index, a popular measure of implied stock market volatility, reached an intraday high of more than 89 in October 2008, versus an average of about 19 since 1990.

•	In September and October of 2008, the U.S., U.K. and other countries implemented a series of temporary and other, more lasting restrictions on the short sales of shares of financial service companies.

•	New York Stock Exchange short interest, which, as a percentage of total shares outstanding at month end, reached a high of 4.86 in July 2008, an increase of 43% from December 2007, and, following the implemented restrictions, declined 26%, to 3.59 in December 2008.

•	The Dow Jones Industrial Average closed at 8,778 on December 31, 2008, having previously reached a low of 7,392 in November 2008, from a high for the year of 13,338 in January 2008.

•	Consolidated NASDAQ trading volume increased 47%, to 2.3 trillion shares in 2008, from 1.5 trillion shares in 2007.

•	Margin debt on NYSE stocks declined 42%, to $187 billion in December 2008, from $323 billion in December 2007.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 241 active securities clearing correspondents and 49 futures clearing correspondents as of December 31, 2009. Our net revenues were approximately $289.9 million in 2009, $293.2 million in 2008 and $264.7 million in 2007, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Beginning with the fourth quarter and year-end 2007 results, the Company started reporting on the more widely used “net revenues” basis, instead of “total revenues” used previously. Total revenues will continue to be included in the consolidated statements of income. Net revenues reflect interest revenue from securities operations after deducting associated interest expenses. The Company believes this provides a more useful assessment of the actual contribution of its operations that generate interest revenue.

Fiscal 2009 highlights

•	We founded PFSA, which began clearing operations in December, 2009.

•	We invested additional customer segregated funds into higher yielding FDIC insured bank accounts during 2009 with approximately $2.6 billion moved as of December 31, 2009.

•	In June 2009 we issued $60 million of 8.00% convertible notes due June 1, 2014.

•	In September 2009 we amended our revolving credit facility, increasing it to $100 million.

•	We cleared more than 101 million option contracts in the fourth quarter and 346 million option contracts in 2009, both new records.

•	On November 2, 2009 we signed a definitive agreement to acquire the clearing and execution services business of Ridge Clearing & Outsourcing Solutions, Inc.

Acquisition of Ridge

On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge and its wholly owned subsidiary Ridge to acquire substantially all of Ridge’s contracts with its securities clearing clients. Under the terms of the Asset Purchase Agreement, management currently estimates the Company will pay between $45 million and $54 million in total consideration (the “Purchase Price”) to Broadridge consisting of (a) a five-year subordinated note (the “Seller Note”) payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%, and (b) shares of PWI’s common stock (“PWI Common Stock”) equal to the lesser of (i) the number of shares of PWI Common Stock equal to the quotient of one third of the Purchase Price divided by the volume weighted-average selling price of PWI Common Stock over the 10 trading day period immediately prior to the closing, (ii) the number of shares of PWI Common Stock equal to 9.9% of the issued and outstanding shares of PWI as of the close of business on the business day immediately prior to the closing, or (iii) 2,517,451 shares of PWI Common Stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased by PFSI. The allocation of the consideration between the Seller Note and the PWI Common Stock will also be determined prior to the closing of the transaction. The Purchase Price will be subject to certain adjustments post-closing upon the occurrence of agreed upon events.

Acquisition of FCG

In November 2007, our subsidiary Penson GHCO acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30, 2008, as defined in the purchase agreement and approximately 150,000 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

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

Acquisition of Schonfeld

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009. At December 31, 2009, a liability of approximately $8.5 million was accrued as a result of the third year of the earnout ending May 31, 2010. This balance is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

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

Other revenues include charges assessed directly to customers for certain transactions or types of accounts, trade aggregation and profits from proprietary trading activities, including foreign exchange transactions and fees charged to our correspondents’ customers. Subject to certain exceptions, our clearing brokers in the U.S., Canada, the U.K. and Australia each generate these types of transactions.

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

Revenues from clearing and commission fees represented 50% and 51% of our total net revenues for the years ended December 31, 2009 and 2008, respectively. Net interest income represented 23% and 26% of our total net revenues for years ended December 31, 2009 and 2008, respectively.

Expenses

Employee compensation and benefits

Our largest category of expense is the compensation and benefits that we pay to our employees that includes salaries, bonuses, group insurance, contributions to benefit programs, stock compensation and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., most of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period.

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

Results of operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods shown.

	Year Ended December 31
	2009	2008	2007

Revenues:
Clearing and commission fees	50%	51%	45%
Technology	8%	8%	6%
Interest, gross	35%	57%	86%
Other revenues	19%	15%	16%

Total revenues	112%	131%	153%

Interest expense from securities operations	12%	31%	53%

Net revenues	100%	100%	100%
Expenses:
Employee compensation and benefits	39%	39%	38%
Floor brokerage exchange and clearance fees	11%	9%	9%
Communications and data processing	16%	13%	13%
Occupancy and equipment	10%	10%	9%
Vendor related asset impairment	—	—	4%
Correspondent asset loss	—	9%	—
Other expenses	11%	13%	10%
Interest expense on long-term debt	4%	1%	1%

Total expenses	91%	94%	84%

Income before income taxes	9%	6%	16%
Provision for income taxes	3%	2%	6%

Income before income taxes	6%	4%	10%

Comparison of years ended December 31, 2009 and December 31, 2008

Overview

Results of operations declined for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to lower clearing and commission fees, lower net interest revenue, higher floor brokerage, exchange and clearance fees due to the timing of rebates received in the prior year and higher communications and data processing fees resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business, partially offset by higher technology and other revenues. Technology revenues increased due to licensing revenue for the current year that did not begin until the third quarter of 2008. The decline in net interest earned is a result of higher customer average paying balances, lower average balances in our conduit business and lower interest spreads on our customer balances in the current period as compared to the year ago period, offset slightly by higher interest rate spreads on our conduit business and higher customer average earning balances. Results of operations from our U.S., Canadian and U.K. operating businesses were $69.5 million in 2009 as compared to $49.6 million in 2008. This increase was a result of the correspondent asset loss related to the unsecured receivable from Evergreen Capital Partners, Inc. in 2008 (see Note 26 to our consolidated financial statements).

Our U.S. operating subsidiaries experienced an increase in operating profits of approximately $4.3 million due primarily to higher other revenues and higher technology revenue offset by lower net interest income, higher floor brokerage, exchange and clearance fees and higher communications and data processing costs. Our Canadian business experienced an operating profit of $10.4 million for the year ended December 31, 2009 compared to an operating loss of $9.6 million for the year ended December 31, 2008. This increase is primarily due to the previously mentioned correspondent asset loss in 2008, offset by lower net interest income and higher floor brokerage, exchange and clearance fees. The U.K. incurred an operating loss of $7.1 million in the current period compared to an operating loss of $2.7 million in the year ago period, due primarily to the loss of the contracts for difference business, lower net interest income and additional data processing expenses of approximately $1 million related to the transition to a new back office system.

While we have continued to see profitability in our stock loan conduit business, there has been decreased demand resulting from regulatory changes. The business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 60 to 90 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes and potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

The above factors resulted in higher operating income for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008.

		%
	Change	Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$(5,509)	(3.7)
Technology	1,602	7.2
Interest:
Interest on asset based balances	(36,723)	(33.5)
Interest on conduit borrows	(24,410)	(49.3)
Money market	(4,405)	(65.5)

Interest, gross	(65,538)	(39.5)
Other revenue	9,736	21.5

Total revenues	(59,709)	(15.6)
Interest expense:
Interest expense on liability based balances	(36,295)	(70.1)
Interest on conduit loans	(20,125)	(51.7)

Interest expense from securities operations	(56,420)	(62.2)

Net revenues	(3,289)	(1.1)

Expenses:
Employee compensation and benefits	(614)	(0.5)
Floor brokerage, exchange and clearance fees	6,267	24.0
Communications and data processing	6,176	15.7
Occupancy and equipment	530	1.8
Vendor related asset impairment	(3)	(0.4)
Correspondent asset loss	(26,421)	(100.0)
Other expenses	(4,901)	(13.1)
Interest expense on long-term debt	6,490	168.4

	(12,476)	(4.5)

Income before income taxes	$9,187	55.2

Net revenues

Net revenues decreased $3.3 million, or 1.1%, to $289.9 million from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $5.5 million, or 3.7%, to $145.0 million during this same period primarily due to a lower volume of equity and futures transactions, partially offset by an increase in options contracts.

Technology revenue increased $1.6 million, or 7.2%, to $23.8 million primarily due to approximately $.6 million in licensing revenue and higher recurring revenue of $3.2 million, offset by lower development revenue of $2.2 million resulting from a decline in new projects resulting from the current economic conditions.

Interest, gross decreased $65.5 million or 39.5%, to $100.2 million in 2009 compared to 2008. Interest revenues from customer balances decreased $41.1 million or 35.4% to $75.2 million as our average daily interest rate decreased 98 basis points or 40.8% to 1.42% (during this same period the average federal funds rate decreased 184 basis points) offset by an increase in our average daily interest earning assets of $552.6 million, or 12.1% to $5.1 billion. Interest from our stock conduit borrows operations decreased $24.4 million or 49.3% to $25.1 million, due to decrease in our average daily assets of $842.5 million or 57.4% to $625.0 million, offset by an increase in our average daily interest rate of approximately 64 basis points, or 19.0% to 4.01% (see page 51 for a description of our conduit business).

Other revenue increased $9.7 million, or 21.5%, to $55.1 million due to increased revenues of $1.0 million from our trade aggregation business in the U.S, increased execution services revenues of $5.1 million and investment income of $4.8 million related to the sale of LCH.Clearnet stock obtained as part of the February 2007 GHCO acquisition, offset by decreases in foreign exchange trading.

Interest expense from securities operations decreased $56.4 million, or 62.2%, to $34.3 million from the year ended December 31, 2008 to the year ended December 31, 2009. Interest expense from clearing operations decreased approximately $36.3 million, or 70.1%, to $15.5 million due to a 99 basis point or 74.4% decrease in our average daily interest rate to .34%, offset by an increase in our average daily balances of our short-term obligations of $724.4 million, or 18.7%, to $4.6 billion. Interest from our stock conduit loans decreased $20.1 million, or 51.7% to $18.8 million due to a $835.4 million, or 57.3% decrease in our average daily balances to $623.0 million, offset by a 34 basis point increase, or 12.7% in our average daily interest rate to 3.01%.

Interest, net decreased from $75.1 million for the year ended December 31, 2008 to $65.9 million for the year ended December 31, 2009. This decrease was due to a higher ratio of customer interest paying balances to interest earning balances combined with significantly lower conduit balances, offset slightly by a higher interest rate spread of one basis point on customer balances and 30 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $0.6 million, or 0.5%, to $113.1 million from the year ended December 31, 2008 to the year ended December 31, 2009, primarily due to lower incentive-based compensation expense, partially offset by $.8 million of severance costs in the first quarter. Employee count remained fairly constant, decreasing slightly to 1,031 as of December 31, 2009 from 1,058 at December 31, 2008.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $6.3 million, or 24.0% to $32.4 million for the year ended December 31, 2009 from the year ended December 31, 2008, primarily due to lower industry rebates received in 2009 as compared to 2008. These expenses also reflected increased fees due to higher option volumes, offset in part by lower futures volumes.

Communications and data processing

Total expenses for our communication and data processing requirements increased $6.2 million, or 15.7%, to $45.4 million from the year ended December 31, 2008 to the year ended December 31, 2009. This increase reflects costs associated with additional data processing capacity resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business and approximately $1 million related to the transition to a new back office system.

Occupancy and equipment

Total expenses for occupancy and equipment increased $0.5 million, or 1.8%, to $29.4 million from the year ended December 31, 2008 to the year ended December 31, 2009. This increase is primarily related to increased rental expense associated with our occupancy leases.

Vendor related asset impairment

In both 2009 and 2008 we have incurred expenses of $0.8 million related to ongoing legal expenses from the loss of funds placed with Sentinel Management Group. See Part I, Item 3. Legal Proceedings, and Note 25 to our consolidated financial statements.

Correspondent asset loss

In the fourth quarter of 2008 the Company recorded a charge of approximately $26.4 million, net of estimated recoveries and professional fees related to nonpayment of an unsecured receivable as a result of a number of transactions involving listed Canadian equity securities by Evergreen Capital Partners, Inc. See Note 26 to our consolidated financial statements.

PFSC has now obtained from Evergreen’s bankruptcy estate an assignment of Evergreen’s claims against certain of Evergreen’s customers, and in June, 2009, PFSC commenced legal proceedings against, among others, those customers of Evergreen in an attempt to recover lost funds.

Other expenses

Other expenses decreased $4.9 million, or 13.1%, to $32.5 million from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease relates to the $2.4 million litigation charge recorded in the quarter ended September 30, 2008 (see Part I, Item 3. Legal Proceedings) as well as lower travel expenses, legal and consulting fees.

Interest expense on long-term debt

Interest expense on long-term debt increased $6.5 million, from $3.8 million for the year ended December 31, 2008 to $10.3 million for the year ended December 31, 2009, as a result of additional interest expense of approximately $4.4 million associated with our senior convertible notes issued on June 3, 2009 ($2.8 million cash interest) and higher interest expense on our revolving credit facility due to higher interest rates and higher average balances.

Income tax expense

Income tax expense, based on an effective income tax rate of approximately 38.0%, was $9.8 million for the year ended December 31, 2009 as compared to an effective tax rate of 36.0% and income tax expense of $6.0 million for the year ended December 31, 2008. This increase is attributable to a higher operating profit in the current year combined with a higher effective tax rate. The higher effective tax rate is primarily attributable to international trade tax credits in Canada in the prior year offset by a lower ratio of state and local taxes.

Net income

As a result of the foregoing, net income increased to $16.0 million for the year ended December 31, 2009 from $10.7 million for the year ended December 31, 2008.

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

		%
	Change	Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$32,649	27.7
Technology	7,000	46.1
Interest:
Interest on asset based balances	(43,344)	(28.3)
Interest on conduit borrows	(19,378)	(28.1)
Money market	2	—

Interest, gross	(62,720)	(27.5)
Other revenue	2,138	4.9

Total revenues	(20,933)	(5.2)
Interest expense:
Interest expense on liability based balances	(26,638)	(34.0)
Interest on conduit loans	(22,740)	(36.9)

Interest expense from securities operations	(49,378)	(35.3)

Net revenues	28,445	10.7

Expenses:
Employee compensation and benefits	11,736	11.5
Floor brokerage, exchange and clearance fees	(1,208)	(4.4)
Communications and data processing	8,496	27.6
Occupancy and equipment	5,317	22.6
Vendor related asset impairment	(10,034)	(92.4)
Correspondent asset loss	26,421
Other expenses	12,066	47.6
Interest expense on long-term debt	960	33.2

	53,754	24.1

Income before income taxes	$(25,309)	(60.3)

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

Interest, gross decreased $62.7 million, or 27.5%, to $165.8 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. Interest revenues from customer balances decreased $43.3 million, or 27.2%, to $116.3 million as our average daily interest rate decreased 212 basis points or 46.9% to 2.40% (during this same period the average federal funds rate decreased 296 basis points) offset by an increase in our earning assets of $1.2 billion, or 35.0% to $4.6 billion for the year ended December 31, 2008. Interest income from our stock conduit borrows operations decreased $19.4 million, or 28.1%, to $49.5 million, as a result of a decrease in our average daily interest rate of approximately 115 basis points, or 25.4%, to 3.37% coupled with a $57.5 million, or 3.8% decrease in our average daily assets (see page 55 for a description of our conduit business).

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

Communications and data processing

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

Other expenses

Other expenses increased $12.1 million, or 47.6%, to $37.4 million from the year ended December 31, 2007 to the year ended December 31, 2008. The increase relates to increases in legal, professional consulting fees related to maintenance, support and other improvements to our capacity and accounting expenses and a $2.4 million litigation charge (see Part I, Item 3. Legal Proceedings).

Interest expense on long-term debt

Interest expense on long-term debt increased from $2.9 million for the year ended December 31, 2007 to $3.9 million for the year ended December 31, 2008 as a result of higher borrowing levels offset by lower interest rates.

Income tax expense

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

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2009, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $312.7 million while two lines had no stated limit. As of December 31, 2009, we had approximately $113.2 million in short-term bank loans outstanding, which left approximately $267.5 million available under our lines of credit with stated limitations.

As noted above, our businesses that are clearing brokers also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At December 31, 2009, we had approximately $411.2 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to most of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through a $100.0 million line of credit under a secured credit facility. As of December 31, 2009, the Company had $88.5 million outstanding on this line of credit that expires in April 2010. We are currently evaluating several capital raising alternatives in preparation for the expiration of our secured facility and the expected funding of the Ridge transaction. Among other options, we are evaluating the extension or expansion of our current secured facility; however, we cannot guarantee that we will be able to obtain credit on terms acceptable to the Company. On November 18, 2009, we filed a registration statement on Form S-3, which was declared effective by the SEC on December 17, 2009. We may utilize the registration statement in connection with our capital raising; however, we cannot guarantee that we will be able to issue debt or equity securities on terms acceptable to the Company. Equipment purchased under capital leases is typically secured by the equipment itself. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 after initial purchaser discounts and other expenses.

As a holding company, we access the earnings of our operating subsidiaries through the receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to the requirements of securities regulators in their respective countries relating to liquidity and capital standards, which may serve to limit funds available for the payment of dividends to the holding company.

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2009, PFSI had net capital of $94.7 million, which was $70.4 million in excess of its required net capital of $24.3 million.

Our Penson GHCO, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of December 31, 2009. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2009.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 20 to our consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2009. The table below shows our contractual obligations and commitments as of December 31, 2009, including our payments due by period:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	4—5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest(1)	$150,401	$90,401	$—	$60,000	$—
Capital lease obligations	10,471	6,218	4,253	—	—
Operating lease obligations	28,584	5,579	9,701	6,581	6,723

Total	$189,456	$102,198	$13,954	$66,581	$6,723

(1)	The long-term debt obligations and accrued interest consists of our revolving credit facility and accrued interest of $90,001 of which the Company may pay down at any time and our 8.00% Senior Convertible Notes due 2014 and accrued interest of $60,400. Only interest accrued at December 31, 2009 has been included.

As of December 31, 2009 the Company had accrued income tax liabilities for uncertain tax positions of approximately $1.0 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

Software development

Costs associated with software developed for internal use are capitalized based on the applicable guidance in the FASB Codification. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Stock-based compensation

The Company’s accounting for stock-based employee compensation plans focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as a reduction of expense.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of December 31, 2009. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors and executive officers and their associates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and does not involve more than normal risk of collectability or present other unfavorable features. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Although we monitor margin balances on an intra-day basis in order to control our risk exposure, we are not able to eliminate all risks associated with margin lending.

We are also exposed to credit risk when our correspondents’ customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital. We are indemnified and held harmless by our correspondents from certain liabilities or claims, the use of margin credit, leverage and short sales of their customers. However, if our correspondents do not have sufficient regulatory capital to cover such conditions, we may be exposed to significant off-balance sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers and their correspondents fail to satisfy their obligations. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve, or similar regulatory requirements in other jurisdictions. The SEC and other self-regulated organizations (“SROs”) have approved new rules permitting portfolio margining that have the effect of permitting increased leverage on securities held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in 2007. We intend to continue to meet or exceed any account level margin credit and leverage requirements mandated by the SEC, other SROs, or similar regulatory requirements in other jurisdictions as we expand the offering of portfolio margining to our clients.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. If short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Federal Reserve System usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the low end of its historical range, as is the case now. Interest rates in Canada, Europe and Australia are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-39 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations (unaudited)

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
Quarter Ended	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues:
Clearing and commission fees	$34,826	$36,911	$38,183	$35,125	$36,478	$40,215	$37,348	$36,513
Technology	5,410	6,266	6,452	5,665	6,102	6,190	5,100	4,799
Interest, gross	22,246	25,096	30,841	22,036	25,095	47,250	44,934	48,478
Other	19,266	12,551	11,809	11,477	13,023	11,267	11,294	9,783

Total revenues	81,748	80,824	87,285	74,303	80,698	104,922	98,676	99,573
Interest expense from securities operations	7,328	8,601	10,804	7,546	11,638	25,620	24,068	29,373

Net revenues	74,420	72,223	76,481	66,757	69,060	79,302	74,608	70,200

Expenses:
Employee compensation and benefits	27,780	27,204	29,188	28,929	27,218	28,197	29,477	28,823
Floor brokerage, exchange and clearance fees	7,666	8,544	8,759	7,416	5,055	8,568	8,692	3,803
Communications and data processing	11,572	11,745	11,568	10,557	10,225	10,274	9,579	9,188
Occupancy and equipment	7,385	7,422	7,365	7,245	6,762	7,810	7,293	7,022
Vendor related asset impairment	247	189	175	213	243	320	189	75
Correspondent asset loss	—	—	—	—	26,421	—	—	—
Other expenses	8,576	7,463	7,525	8,968	10,222	11,187	8,742	7,282
Interest expense on long-term debt	4,303	3,480	1,876	685	807	885	1,086	1,076

	67,529	66,047	66,456	64,013	86,953	67,241	65,058	57,269

Income (loss) before income taxes	6,891	6,176	10,025	2,744	(17,893)	12,061	9,550	12,931
Income tax expense (benefit)	2,550	2,309	3,910	1,056	(7,092)	4,583	3,653	4,849

Net income (loss)	$4,341	$3,867	$6,115	$1,688	$(10,801)	$7,478	$5,897	$8,082

Earnings (loss) per share — basic	$0.17	$0.15	$0.24	$0.07	$(0.43)	$0.30	$0.23	$0.32

Earnings (loss) per share — diluted	$0.17	$0.15	$0.24	$0.07	$(0.43)	$0.29	$0.23	$0.32

Weighted average shares outstanding — basic	25,491	25,411	25,329	25,260	25,187	25,108	25,115	25,461
Weighted average shares outstanding — diluted	25,651	25,765	25,614	25,300	25,187	25,811	25,200	25,541

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, we have maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2009 as stated in their report.

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

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders to be filed not later than April 30, 2010 with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(a)	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders(b)	1,506,199	$14.48	2,079,556
Equity Compensation Plans Not Approved By Security Holders	—	—	—

	1,506,199	$14.48	2,079,556

(a)	Includes shares issuable for unvested restricted stock units.

(b)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 1,988,800 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 90,756 shares remaining available for future issuance.

Other information required by this Item 12 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial statements.

The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

2. Financial statement schedules.

Schedule I — Condensed Financial Information of Registrant has been incorporated into the notes to the consolidated financial statements.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Date:  March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR. Roger J. Engemoen, Jr.	Chairman	March 5, 2010

/s/ PHILIP A. PENDERGRAFT Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2010

/s/ DANIEL P. SON Daniel P. Son	President and Director	March 5, 2010

/s/ KEVIN W. MCALEER Kevin W. McAleer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

/s/ JAMES S. DYER James S. Dyer	Director	March 5, 2010

/s/ DAVID JOHNSON David Johnson	Director	March 5, 2010

/s/ THOMAS R. JOHNSON Thomas R. Johnson	Director	March 5, 2010

/s/ DAVID M. KELLY David M. Kelly	Director	March 5, 2010

/s/ DAVID REED David Reed	Director	March 5, 2010

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of financial condition of Penson Worldwide, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penson Worldwide, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penson Worldwide, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010, expressed an unqualified opinion thereon.

/s/  BDO Seidman, llp
BDO Seidman, LLP

Dallas, Texas
March 5, 2010

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited Penson Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penson Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Penson Worldwide, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, llp
BDO Seidman, LLP

Dallas, Texas
March 5, 2010

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$48,643	$38,825
Cash and securities — segregated under federal and other regulations	3,605,651	2,383,948
Receivable from broker-dealers and clearing organizations (including securities at fair value of $5,149 at December 31,2009 and $17,369 at December 31, 2008)	225,130	318,278
Receivable from customers, net	1,038,796	687,194
Receivable from correspondents	74,992	135,092
Securities borrowed	1,271,033	964,080
Securities owned, at fair value	223,480	429,531
Deposits with clearing organizations (including securities at fair value of $356,582 at December 31, 2009 and $290,316 at December 31, 2008)	433,243	327,544
Property and equipment, net	34,895	28,428
Other assets	295,212	226,275

Total assets	$7,251,075	$5,539,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$336,056	$345,094
Payable to customers	5,038,338	3,575,401
Payable to correspondents	249,659	161,422
Short-term bank loans	113,213	130,846
Notes payable	132,769	75,000
Securities loaned	898,957	842,034
Securities sold, not yet purchased, at fair value	97,308	48,383
Accounts payable, accrued and other liabilities	85,873	96,548

Total liabilities	6,952,173	5,274,728

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 29,022 issued and 25,548 outstanding as of December 31, 2009; 28,604 issued and 25,207 outstanding as of December 31, 2008	290	286
Additional paid-in capital	258,375	244,052
Accumulated other comprehensive income (loss), net	1,748	(3,025)
Retained earnings	92,482	76,471
Treasury stock, at cost; 3,474 shares at December 31, 2009; 3,397 shares at December 31, 2008	(53,993)	(53,317)

Total stockholders’ equity	298,902	264,467

Total liabilities and stockholders’ equity	$7,251,075	$5,539,195

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$145,045	$150,554	$117,905
Technology	23,793	22,191	15,191
Interest, gross	100,219	165,757	228,477
Other	55,103	45,367	43,229

Total revenues	324,160	383,869	404,802
Interest expense from securities operations	34,279	90,699	140,077

Net revenues	289,881	293,170	264,725

Expenses
Employee compensation and benefits	113,101	113,715	101,979
Floor brokerage, exchange and clearance fees	32,385	26,118	27,326
Communications and data processing	45,442	39,266	30,770
Occupancy and equipment	29,417	28,887	23,570
Vendor related asset impairment	824	827	10,861
Correspondent asset loss	—	26,421	—
Other expenses	32,532	37,433	25,367
Interest expense on long-term debt	10,344	3,854	2,894

	264,045	276,521	222,767

Income before income taxes	25,836	16,649	41,958
Income tax expense	9,825	5,993	15,125

Net income	$16,011	$10,656	$26,833

Earnings per share — basic	$0.63	$0.42	$1.02

Earnings per share — diluted	$0.63	$0.42	$1.00

Weighted average common shares — basic	25,373	25,217	26,232
Weighted average common shares — diluted	25,591	25,416	26,817

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Preferred			Additional		Other		Total
	Stock	Common stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Amount	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity
	(In thousands)

Balance, December 31, 2006	$—	25,078	$262	$188,219	$(18,418)	$2,159	$39,562	$211,784
Net income	—	—	—	—	—	—	26,833	26,833
Foreign currency translation adjustments, net of tax of $3,098	—	—	—	—	—	4,805	—	4,805
Repurchase of treasury stock	—	(1,607)	—	—	(27,468)	—	—	(27,468)
Stock-based compensation expense	—	173	1	4,692	—	—	—	4,693
Exercise of stock options	—	112	1	1,066	—	—	—	1,067
Excess tax benefit from stock-based compensation plans	—	—	—	823	—	—	—	823
Purchases of stock under the employee stock purchase plan	—	128	1	2,014	—	—	—	2,015
Issuance of common stock	—	1,659	17	41,439	—	—	—	41,456
Cumulative effect of adoption of FIN 48 (ASC 740)	—	—	—	—	—	—	(580)	(580)

Balance, December 31, 2007	—	25,543	282	238,253	(45,886)	6,964	65,815	265,428
Net income	—	—	—	—	—	—	10,656	10,656
Foreign currency translation adjustments, net of tax of $6,440	—	—	—	—	—	(9,989)	—	(9,989)
Repurchase of treasury stock	—	(714)	—	—	(7,431)	—	—	(7,431)
Stock-based compensation expense	—	188	2	4,521	—	—	—	4,523
Exercise of stock options	—	36	—	168	—	—	—	168
Excess tax deficiency from stock-based compensation plans	—	—	—	(459)	—	—	—	(459)
Purchases of stock under the employee stock purchase plan	—	110	1	999	—	—	—	1,000
Issuance of common stock	—	44	1	570	—	—	—	571

Balance, December 31, 2008	—	25,207	286	244,052	(53,317)	(3,025)	76,471	264,467
Net income	—	—	—	—	—	—	16,011	16,011
Foreign currency translation adjustments, net of tax of $3,077	—	—	—	—	—	4,773	—	4,773
Repurchase of treasury stock	—	(77)	—	—	(676)	—	—	(676)
Stock-based compensation expense	—	275	3	5,084	—	—	—	5,087
Excess tax deficiency from stock-based compensation plans	—	—	—	(473)	—	—	—	(473)
Purchases of stock under the employee stock purchase plan	—	108	1	655	—	—	—	656
Equity component of the conversion feature attributable to senior convertible notes, net of tax of $5,593	—	—	—	8,822	—	—	—	8,822
Issuance of common stock	—	35	—	235	—	—	—	235

Balance, December 31, 2009	$—	25,548	$290	$258,375	$(53,993)	$1,748	$92,482	$298,902

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$16,011	$10,656	$26,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,158	20,247	16,777
Deferred income taxes	5,131	977	(2,274)
Stock-based compensation	5,087	4,523	4,693
Debt discount accretion	1,534	—	—
Debt issuance costs	1,081	—	—
Changes in operating assets and liabilities:
Cash and securities — segregated under federal and other regulations	(1,195,735)	(1,005,993)	(804,145)
Net receivable/payable with customers	1,072,964	736,513	1,291,953
Net receivable/payable with correspondents	142,377	(63,611)	(51,266)
Securities borrowed	(293,329)	1,089,050	(282,594)
Securities owned	235,270	(234,799)	(58,533)
Deposits with clearing organizations	(103,306)	(35,589)	(82,314)
Other assets	(43,318)	92,189	(146,832)
Net receivable/payable with broker-dealers and clearing organizations	65,517	449,542	(334,763)
Securities loaned	56,452	(882,064)	137,282
Securities sold, not yet purchased	40,418	(25,495)	21,992
Accounts payable, accrued and other liabilities	(12,353)	8,051	24,114

Net cash provided by (used in) operating activities	12,959	164,197	(239,077)

Cash flows from investing activities:
Business combinations, net of cash acquired	(32,262)	(33,370)	(34,156)
Purchases of property and equipment	(21,741)	(19,031)	(15,484)

Net cash used in investing activities	(54,003)	(52,401)	(49,640)

Cash flows from financing activities:
Net proceeds from convertible notes	56,200	—	—
Proceeds from revolving credit facility	50,000	20,000	206,000
Repayments of revolving credit facility	(36,500)	—	(161,000)
Net borrowing (repayments) on short-term bank loans	(20,905)	(196,380)	280,344
Exercise of stock options	—	168	1,067
Excess tax benefit from stock-based compensation plans	27	75	823
Purchase of treasury stock	(676)	(7,431)	(27,468)
Issuance of common stock	656	1,000	2,015

Net cash provided by (used in) financing activities	48,802	(182,568)	301,781

Effect of exchange rates on cash	2,060	(11,326)	4,805

Increase (decrease) in cash and cash equivalents	9,818	(82,098)	17,869
Cash and cash equivalents at beginning of period	38,825	120,923	103,054

Cash and cash equivalents at end of period	$48,643	$38,825	$120,923

Supplemental cash flow disclosures:
Interest payments	$10,633	$18,277	$23,252
Income tax payments	$3,807	$19,639	$16,466

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of presentation

Organization and Business — Penson Worldwide, Inc. (“PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

As of the date of this Annual Report, PWI has one class of common stock and one class of convertible preferred stock. The common stock is currently held by public shareholders and certain directors, officers and employees of the Company. None of the preferred stock is issued and outstanding. As used in this Annual Report, the term “common stock” means the common stock, and the term “preferred stock” means the convertible preferred stock, in each case unless otherwise specified.

The accompanying consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC (“GHP2”), and Penson GHCO and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation.

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

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at fair value on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statements of financial condition. All such pending transactions were settled after December 31, 2009 without any material adverse effect on the Company’s financial condition.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in cash an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

To date, the majority of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client generally does meet the criteria for separate accounting under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB Codification”). All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is recognized as revenue as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance in the FASB Codification and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

lived assets for possible impairment. In management’s opinion, there was no impairment of such assets at December 31, 2009 or 2008.

Goodwill — Goodwill represents the excess purchase price over the fair value of all tangible and identifiable intangible net assets acquired in a business acquisition. Substantially all of the Company’s goodwill is deductible for tax purposes. The Company complies with the relevant guidance in the FASB Codification for accounting for goodwill which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company conducted its annual impairment during the fourth quarter of 2009 and 2008 and in management’s opinion; there was no impairment of such assets at December 31, 2009 or 2008. The changes in goodwill during 2009 and 2008 were as follows:

Balance, December 31, 2007	$44,117
Goodwill acquired	50,770

Balance, December 31, 2008	94,887
Goodwill acquired	17,936

Balance, December 31, 2009	$112,823

All goodwill acquired in 2008 and 2009 was related to the United States operating segment. Goodwill is included in other assets in the consolidated statements of financial condition.

Intangibles — Intangibles consisted of the following at December 31:

	Gross Carrying	Accumulated	Net Carrying
2009	Amount	Amortization	Value

Customer related intangible assets	$20,007	$3,762	$16,245
Purchased technology	14,082	13,094	988
Other	2,760	251	2,509

Total	$36,849	$17,107	$19,742

	Gross Carrying	Accumulated	Net Carrying
2008	Amount	Amortization	Value

Customer related intangible assets	$20,007	$2,310	$17,697
Purchased technology	14,082	11,521	2,561
Other	2,760	140	2,620

Total	$36,849	$13,971	$22,878

Customer related intangible assets represents customer contracts obtained as part of acquired businesses and are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 15 years. Purchased technology represents software and technology intangible assets acquired as part of acquired businesses and are

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

amortized over their estimated useful lives, generally 5 years. Other related primarily to the efutures.com domain name acquired with FCG which has an indefinite life and a non-compete agreement with an estimated useful life of 11 years. Intangible assets are included in other assets. Amortization expense related to intangible assets was approximately $3,136, $4,132 and $3,554 in 2009, 2008 and 2007, respectively. The Company estimates that amortization expense will be approximately $2,209 in 2010, $1,885 in 2011, $1,549 in 2012 and $1,535 in 2013 and 2014, respectively.

Financing Costs — Financing costs associated with the Company’s debt financing arrangements are capitalized and amortized over the life of the related debt in compliance with the effective interest method of the FASB Codification.

Operating Leases — Rent expense is provided on operating leases evenly over the applicable lease periods taking into account rent holidays. Amortization of leasehold improvements is provided evenly over the lesser of the estimated useful life or expected lease terms.

Stock-Based Compensation — The Company’s accounting for stock-based employee compensation plans focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. The compensation cost is based upon the original grant-date fair value of the grant. The Company recognizes expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as a reduction of expense.

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

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. The Company monitors every account that is less

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. The allowance for doubtful accounts was $9,705 and $8,160 at December 31, 2009 and 2008, respectively.

Software Costs and Expenses — Costs associated with software developed for internal use are capitalized based on guidance in the FASB Codification. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software has been placed in service. The Company capitalized software development costs of approximately $6,880, $5,491 and $2,049 in 2009, 2008 and 2007 respectively. Amortization expense related to capitalized software development costs was approximately $2,543, $719 and $322 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Foreign Currency Translation Adjustments — The Company has, in consolidation, translated the account balances of PFSL, PFSC, Penson Asia and PFSA from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the consolidated statements of stockholders’ equity. See Note 15.

Reclassifications — The Company has reclassified certain prior period amounts to conform to the current year’s presentation. The reclassifications had no effect on the consolidated statements of operations or stockholders’ equity as previously reported.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In May 2008, the FASB issued authoritative guidance for convertible debt instruments. This guidance requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules on the Company’s convertible debentures is that the equity component is included in the paid-in-capital section of stockholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of convertible debt. The Company adopted this guidance on January 1, 2009. See Note 9 for the impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative disclosure guidance for financial instruments. The guidance requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The Company adopted this guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, this guidance requires additional disclosures regarding fair value in interim and annual reports. The Company adopted this guidance during the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company adopted this guidance during the quarter ended June 30, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through March 5, 2010, the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.

3.	Acquisitions

Acquisition of Ridge

On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge Financial Solutions, Inc. (“Broadridge”) and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to acquire substantially all of Ridge’s contracts with its securities clearing clients. Under the terms of the Asset Purchase Agreement, PWI currently expects to pay between $45 million and $54 million in total consideration (the “Purchase Price”) to Broadridge consisting of (a) a five-year subordinated note (the “Seller Note”) payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%, and (b) shares of PWI’s common stock (“PWI Common Stock”) equal to the lesser of (i) the number of shares of PWI Common Stock equal to the quotient of one third of the Purchase Price divided by the volume weighted-average selling price of PWI Common Stock over the 10 trading day period immediately prior to the closing, (ii) the number of shares of PWI Common Stock equal to 9.9% of the issued and outstanding shares of PWI as of the close of business on the business day immediately prior to the closing, or (iii) 2,517,451 shares of PWI Common Stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased by PFSI. The allocation of the consideration between the Seller Note and the PWI Common Stock will also be determined prior to the closing of the transaction. The Purchase Price will be subject to certain adjustments post-closing upon the occurrence of agreed upon events. The Company anticipates the transaction closing in the second quarter of 2010.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Acquisition of First Capitol Group LLC

In November 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group LLC (“FCG”), an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash, subject to a reconciliation to reported actual net income for the period ended November 30, 2008, as defined in the purchase agreement and approximately 150 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the two year period following the actual net income reconciliation, based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

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

Acquisition of Schonfeld

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. The Company successfully completed the conversion of the seven Schonfeld correspondents in the second quarter of 2007. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009. At December 31, 2009, a liability of approximately $8.5 million was accrued as a result of the third year of the earnout ending May 31, 2010. This balance is included in other liabilities in the condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

5.	Computation of net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation (“EPS”). Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

	Year Ended December 31,
	2009	2008	2007

Basic and diluted:
Net income	$16,011	$10,656	$26,833

Weighted average common shares outstanding — basic	25,373	25,217	26,232
Incremental shares from outstanding stock options	26	33	202
Incremental shares from non-vested restricted stock units	101	12	120
Shares issuable	18	154	263
Convertible debt	73	—	—

Weighted average common shares and common share equivalents — diluted	25,591	25,416	26,817
Basic earnings per common share	$.63	$.42	$1.02

Diluted earnings per common share	$.63	$.42	$1.00

At December 31, 2009, 2008 and 2007 stock options and restricted stock units totaling 1,272, 1,565 and 1,348, respectively were excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

U.S. agency securities consist of agency issued debt and are valued using quoted market prices in active markets. As such these securities are categorized in Level 1 of the fair value hierarchy.

Canadian government obligations

Canadian government securities include both Canadian federal obligations and Canadian provincial obligations. These securities are valued using quoted market prices. These bonds are generally categorized in Level 2 of the fair value hierarchy as the price quotations are not always from active markets.

Corporate equity

Corporate equity securities represent exchange-traded securities and are generally valued based on quoted prices in active markets. These securities are categorized in Level 1 of the fair value hierarchy.

Corporate debt

Corporate bonds are generally valued using quoted market prices. Corporate bonds are generally classified in Level 2 of the fair value hierarchy as prices are not always from active markets.

Listed option contracts

Listed options are exchange traded and are generally valued based on quoted prices in active markets and are categorized in Level 1 of the fair value hierarchy.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of December 31, 2009 and 2008.

December 31, 2009	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$5,149	$—	$5,149

	$5,149	$—	$5,149

Securities owned
Corporate equity	$2,021	$—	$2,021
Listed option contracts	127	—	127
Corporate debt	—	70,398	70,398
Certificates of deposit and term deposits	—	26,368	26,368
U.S. government and agency securities	73,775	—	73,775
Canadian government obligations	—	33,691	33,691
Money market	17,100	—	17,100

	$93,023	$130,457	$223,480

Deposits with clearing organizations
U.S. government and agency securities	$261,050	$—	$261,050
Money market	95,532	—	95,532

	$356,582	$—	$356,582

Securities sold, not yet purchased
Corporate equity	$16	$—	$16
Listed option contracts	228	—	228
Corporate debt	—	63,850	63,850
Canadian government obligations	—	33,214	33,214

	$244	$97,064	$97,308

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2008	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$17,369	$—	$17,369

	$17,369	$—	$17,369

Securities owned
Corporate equity	$2,493	$—	$2,493
Listed option contracts	38	—	38
Corporate debt	—	24,062	24,062
Certificates of deposit and term deposits	—	82,049	82,049
U.S. government and agency securities	63,261	—	63,261
Canadian government obligations	—	51,428	51,428
Money market	206,200	—	206,200

	$271,992	$157,539	$429,531

Deposits with clearing organizations
U.S. government and agency securities	$231,962	$—	$231,962
Money market	58,354	—	58,354

	$290,316	$—	$290,316

Securities sold, not yet purchased
Corporate equity	$1,044	$—	$1,044
Listed option contracts	1,878	—	1,878
Corporate debt	—	16,217	16,217
Certificates of deposit and term deposits	—	9,658	9,658
Canadian government obligations	—	19,586	19,586

	$2,922	$45,461	$48,383

7.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $3,605,651 at December 31, 2009. Cash and securities segregated under federal and other regulations by PFSI totaled $3,172,172 at December 31, 2009. Of this amount, $3,161,464 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of December 31, 2009 of $3,176,130. An additional deposit of $60,000 was made on January 5, 2010 as allowed by Rule 15c3-3. The remaining balance of $10,708 at year end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”), as defined against a requirement as of December 31, 2009 of $12,533. An additional deposit of $12,000 was made on January 5, 2010 as allowed by Rule 15c3-3. The PAIB is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $413,669, including $181,522 in cash, was segregated for the benefit of customers by Penson GHCO to Commodity Futures Trading Commission Rule 1.20. Finally, $113,073 was segregated under similar Canadian regulations by PFSC and $138,884 was segregated under similar regulations in the United Kingdom by PFSL. At December 31, 2008, $2,383,948 was segregated for the benefit of customers under Rule 15c3-3 of the Exchange Act and PAIB, and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

8.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2009	2008

Receivable:
Securities failed to deliver	$62,613	$75,022
Receivable from clearing organizations	162,517	243,256

	$225,130	$318,278

Payable:
Securities failed to receive	$51,695	$41,108
Payable to clearing organizations	284,361	303,986

	$336,056	$345,094

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at fair value as follows:

	December 31,
	2009	2008

Securities Owned:
Corporate equity	$2,021	$2,493
Listed option contracts	127	38
Corporate debt	70,398	24,062
Certificates of deposit and term deposits	26,368	82,049
U.S. federal and agency securities	73,775	63,261
Canadian government obligations	33,691	51,428
Money market	17,100	206,200

	$223,480	$429,531

Securities Sold, Not Yet Purchased:
Corporate equity	$16	$1,044
Listed option contracts	228	1,878
Corporate debt	63,850	16,217
Certificates of deposit and term deposits	33,214	9,658
Canadian government obligations	—	19,586

	$97,308	$48,383

As of December 31, 2009 and 2008 securities owned of approximately $25,355 and $32,366, respectively, have been pledged to secure short-term borrowings.

11.	Reverse repurchase and repurchase agreements

At December 31, 2009 the Company held reverse repurchase agreements of $117,485 collateralized by Canadian government obligations and corporate debt of approximately $117,485. At December 31, 2008 the Company held $50,706 of reverse repurchase agreements collateralized by Canadian government obligations and corporate debt of approximately $50,706, The reverse repurchase agreements are included in other assets. There were no repurchase agreements outstanding at December 31, 2009 and 2008.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

12.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2009	2008

Equipment	$33,729	$26,604
Software	61,925	46,372
Furniture	5,146	4,837
Leasehold improvements	6,825	6,293
Other	1,826	1,647

	109,451	85,753
Less accumulated depreciation and amortization	74,556	57,325

Property and equipment, net	$34,895	$28,428

Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation and amortization is generally provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lesser of the estimated useful life or lease term from three to twelve years for leasehold improvements. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $15,965, $15,990 and $12,769, respectively.

13.	Short-term bank loans

At December 31, 2009 and 2008, the Company had $113,213 and $130,846, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.2% and 1.4%, respectively. As of December 31, 2009 the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $312,726 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At December 31, 2009 and 2008, the Company had $411,162 and $319,801, respectively, with weighted average interest rates of approximately 0.7% and 1.4% respectively, in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

14.	Notes payable

Notes Payable consists of the following:

	December 31,
	2009	2008

Bank credit line up to $100,000, unsecured, with a variable rate of interest that approximated 7.0% and 7.6% at December 31, 2009 and 2008. Payable in full in April 2010	$88,500	$75,000
8.00% Senior Convertible Notes with a principal amount of $60,000, unsecured. Payable in full in June 2014	44,269	—

	$132,769	$75,000

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revolving Credit Facility

On May 1, 2009 the Company signed a new secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009 and September 22, 2009. The Credit Facility allows the Company to borrow up to a maximum $100,000 at a variable rate of interest with a term of 364 days. The Company’s obligations under the Credit Facility are secured by a guaranty from SAI and PHI, and a pledge by the Company, SAI and PHI of the equity interests of certain of the Company’s subsidiaries. The Credit Facility contains various positive and negative covenants, including certain financial covenants such as maintenance of minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum capital requirement, a minimum liquidity requirement and maximum capital expenditures. The fair value of the Credit Facility approximates its carrying value. On November 2, 2009 PWI entered into the Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment, among other things, makes changes to a number of covenants in the Credit Agreement, including the financial covenants, in order to permit the acquisition of the clearing contracts of Ridge and the issuance of the common stock portion of the purchase price, the Seller Note and the Backstop Note. In addition, the Third Amendment authorizes PWI to raise additional capital. In the event that the Backstop Note has been issued at the time of such capital raising, the Third Amendment requires that the proceeds will be used to repay the Backstop Note. The Company is currently evaluating several capital raising alternatives in preparation for the expiration of the Credit Facility and the expected funding of the Ridge transaction. Among other options, the Company is evaluating the extension or expansion of the current Credit Facility.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company is required to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated approximately $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes is 15.0%. The Company will recognize interest expense during the twelve months ended May 2010 on the Convertible Notes in an amount that approximates 15.0% of $45,585, the liability component of the Convertible Notes at the date of issuance. The Convertible Notes were further discounted by approximately $2,850 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. For the year ended December 31, 2009, the Company recognized interest expense of $2,773 related to the coupon, $1,201 related to the conversion feature and $417 related various issuance costs.

The estimated fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms. At December 31, 2009 the fair value of the Convertible Notes approximated the carrying value of $46,787.

Approximate future annual maturities of the Company’s notes payable at December 31, 2009 are listed below:

Amount

2010	$88,500
2011	—
2012	—
2013	—
2014	60,000

$148,500

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

15.	Stockholders’ equity

The following table details the Company’s share activity

	Preferred	Common	Treasury
	Stock	Stock	Stock

Balance, December 31, 2006	—	25,078	1,076
Issuance of common stock	—	1,659	—
Repurchase of treasury stock	—	(1,607)	1,607
Stock-based compensation	—	173	—
Purchases under the employee stock purchase plan	—	128	—
Exercise of stock options	—	112	—

Balance, December 31, 2007	—	25,543	2,683
Issuance of common stock	—	44	—
Repurchase of treasury stock	—	(714)	714
Stock-based compensation	—	188	—
Purchases under the employee stock purchase plan	—	110	—
Exercise of stock options	—	36	—

Balance, December 31, 2008	—	25,207	3,397
Issuance of common stock	—	35	—
Repurchase of treasury stock	—	(77)	77
Stock-based compensation	—	275	—
Purchases under the employee stock purchase plan	—	108	—

Balance, December 31, 2009	—	25,548	3,474

Additional paid-in capital

During the years ended December 31, 2009 and 2008, the Company did not grant any stock options and granted 206 and 599 restricted stock units (“RSUs”) with a fair value of $1,336 and $6,027, respectively. As a result, additional paid-in capital increased by $5,084 and $4,521 during the years ended December 31, 2009 and 2008, respectively to reflect the amortization of the fair value of the stock options and RSUs. This increase included $218 and $184 of expense related to features of the employee stock purchase plan (see Note 19).

Comprehensive income

Comprehensive income, which is displayed in the consolidated statements of stockholders’ equity, represents net income plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of income.

The after-tax components of accumulated other comprehensive income are as follows:

	Year Ended December 31,
	2009	2008	2007

Net income	$16,011	$10,656	$26,833
Foreign currency translation gain (loss)	4,773	(9,989)	4,805

Comprehensive income	$20,784	$667	$31,638

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The exchange rates used in the translation of amounts into U.S. dollars are as follows:

	Year Ended December 31,
	2009	2008	2007

Canadian Dollars
Income statement	$0.88	$0.95	$0.95
Balance sheet	0.95	0.82	1.01
British Pounds
Income statement	$1.56	$1.85	$2.01
Balance sheet	1.61	1.44	1.99
Australian Dollars
Income statement	$0.90	$—	$—
Balance sheet	0.90	—	—

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

In the event a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary. Although the Company monitors margin balances on an intra-day basis in order to control our risk exposure, the Company is not able to eliminate all risks associated with margin lending.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For customers introduced on a fully-disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2009, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to December 31, 2009.

17.	Related party transactions

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

On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”) to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June 2004 to May 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. This case was filed after a FINRA arbitration panel had previously ruled against the claimant on substantially similar facts, but in that action, PFSI and Mr. Engemoen were not parties. Among other defenses asserted, the Company is seeking to have the court enforce the earlier arbitration panel determination.

Mr. Engemoen, the Company’s Chairman of the Board, is the Chairman of the Board, and beneficially owns approximately 52% of the outstanding stock, of SAMCO Holdings, Inc., the holding company of SAMCO Financial and SAMCO Capital Markets, Inc. (SAMCO Holdings, Inc. and its affiliated companies are referred to as the “SAMCO Entities”). Certain of the SAMCO Entities received certain assets from the Company when those assets were split-off immediately prior to the Company’s initial public offering in 2006 (the “Split-Off”). In connection with the Split-Off and through contractual and other arrangements, certain of the SAMCO Entities have agreed to indemnify the Company and its affiliates against liabilities that were incurred by any of the SAMCO Entities in connection with the operation of their businesses, either prior to or following the Split-Off. During the third quarter of 2008, the Company’s management determined that, based on the financial condition of the SAMCO Entities, sufficient risk existed with respect to the indemnification protections to warrant a modification of these arrangements with the SAMCO Entities, as described below.

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965. Unpaid indemnification obligations of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$800 were satisfied prior to February 15, 2009. Of the $800 obligation, $86 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. Of the remaining $2,165 indemnity obligation, $600 was paid to the Company prior to June 15, 2009 and the remainder was paid in December, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133 on the last business day of each of the first six calendar months of 2010 (a total of $800). In each of January and February, 2010, SAMCO Holdings, Inc. paid $133 to the Company pursuant to the terms of the amendment to the settlement agreement. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities such excess amounts may be borne by the Company. While the Company believes it has good defenses, there can be no assurance that its defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, a pre-tax charge of $2,350 was recorded in the third quarter of 2008. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this liability.

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

Technology support and similar services are provided to SAMCO pursuant to the terms of a Transition Services Agreement entered into between the Company and SAMCO on May 16, 2006. That agreement was entered into at arm’s length and the Company believes it to be on market terms. Clearing services are provided to SAMCO Capital Markets pursuant to the terms of a clearing agreement entered into between the Company and SAMCO Capital Markets on May 19, 2005, as amended effective December 31, 2009. That agreement, as amended, was also entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to SAMCO Capital Markets than what the Company would offer similarly situated correspondents. In 2009 the Company generated $105 in revenue from providing technology support and similar services to SAMCO and approximately $687 in revenue from the Company’s clearing relationship with SAMCO Capital Markets.

The Company sublets space to SAMCO Capital Markets at the Company’s principal offices at 1700 Pacific Avenue in Dallas, Texas and at One Penn Plaza, in New York, NY. For each sublease, SAMCO Capital Markets is required to pay the percentage of the rental expense the Company incurs equal to the percentage of space SAMCO Capital Markets occupies. The Company believes each sublease to be on market terms. In 2009, for occupying the 20th floor of the Company’s Dallas office, SAMCO Capital Markets made payments totaling $120 the landlord of that property. For occupying half of Suite 5120 in the Company’s New York office, SAMCO Capital Markets made payments totaling $450 to the landlord of that property.

Mr. Thomas R. Johnson, a member of the Company’s Board of Directors, is also a member of the board of directors and the President, CEO and a stockholder of Call Now, Inc. (“Call Now”), a publicly traded company. Over the past several years, the Company has, through PFSI, its U.S. securities clearing broker-dealer subsidiary, extended margin credit to Call Now, among other of the Company’s related parties. Such credit has been extended in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and had not involved more than normal risk of collectability or presented other unfavorable features.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company’s management recently determined that certain municipal bonds underlying Call Now’s margin position had suffered reduced liquidity, and began working with Call Now to restructure the margin loan. As part of the restructuring, on February 25, 2010, Call Now converted $13,922 of its outstanding margin loan into a Promissory Note in favor of the Company accumulating interest at a rate of 10% per year. The Company’s management currently believes that all amounts due under the Promissory Note will be collected pursuant to the terms of the Promissory Note. As of February 28, 2010, the total balance due under the loan, including accrued interest, was approximately $13,934, which is the largest balance that Call Now has owed under the Promissory Note. The unpaid principal balance of the Promissory Note, together with all accrued and unpaid interest, is due no later than February 25, 2012. Should Call Now default on its obligations under the Promissory Note, the principal balance together with all accrued and unpaid interest will become immediately due and payable. As of February 28, 2010, Call Now has made no interest or principal payments with respect to the Promissory Note. As part of the restructuring, Call Now has assigned to the Company certain of its economic interests and in connection with the Promissory Note, pledged its interest in certain partnerships together with all assets held in the Call Now margin account to serve as additional collateral securing the loan. Mr. Thomas Johnson has no interest in the Call Now margin account or the Promissory Note, except to the extent of his approximately 3.2% ownership interest in Call Now. Mr. Johnson abstained from voting on all matters on behalf of the Company.

18.	Employee benefit plan

The Company sponsors a defined contribution 401(k) employee benefit plan (the “Plan”) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment requirements. The Company contributed approximately $1,963, $1,278 and $1,044 during 2009, 2008 and 2007, respectively.

19.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,466 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,477 shares of common stock, net of forfeitures have been granted and 1,989 shares remain available for future grants at December 31, 2009. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During 2007, the Company granted stock options to employees. The grant price of the options was the quoted market value of the common stock at the date of grant. The options have a term of seven years and vest quarterly over four years. Additionally, the Company granted stock options to its non-employee directors. Options issued to non-employee directors have a term of ten years and vest quarterly over three years.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2009	2008	2007

Weighted-average grant date fair value	$—	$—	$6.93
Weighted average assumptions used:
Expected volatility	—	—	27.0%
Expected term (in years)	—	—	3.90
Risk-free interest rate	—	—	4.7%
Expected dividend yield	—	—	—

Due to its own lack of extensive history, the Company utilizes historical industry volatilities as well as historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes-Merton calculations for new grants. Also because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by Staff Accounting Bulletin No. 110 to determine the expected term of the future option grants. The Company typically grants options with a contractual term of seven years which vest quarterly over four years. The resulting expected term from the simplified method is 4.75 years.

The Company recorded compensation expense relating to options of approximately $1,197, $1,521 and $1,683 during the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the Company’s stock option activity is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Contractual	Value of In-the
	Shares	Exercise Price	Term	Money Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2006	1,280	$15.44	6.43	$15,320
Granted	160	25.22	—	—
Exercised	(112)	9.54	—	—
Forfeited, cancelled or expired	(159)	17.16	—	—

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—	—
Exercised	(36)	4.72	—	—
Forfeited, cancelled or expired	(105)	18.95	—	—

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(96)	19.35	—	—

Outstanding, December 31, 2009	932	$17.13	3.91	$290

Options exercisable at December 31, 2009	817	$16.90	3.92	$290

The aggregate intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $367 and $2,065. At December 31, 2009 and 2008, the Company had approximately $492 and $1,561 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

recognized over the weighted average period of .81 and 1.57 years, respectively. Cash received from stock option exercises totaled approximately $0 and $168 during the years ended December 31, 2009 and 2008, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2006	559	$14.44	3.2	$15,335
Granted	94	27.12	—	—
Vested and issued	(170)	15.51	—	—
Terminated, cancelled or expired	(93)	13.42	—	—

Outstanding, December 31, 2007	390	$17.39	2.6	$5,596
Granted	599	10.07	—	—
Vested and issued	(188)	15.22	—	—
Terminated, cancelled or expired	(52)	17.97	—	—

Outstanding, December 31, 2008	749	$12.06	2.9	$5,704
Granted	207	6.72	—	—
Vested and issued	(275)	12.76	—	—
Terminated, cancelled or expired	(107)	10.06	—	—

Outstanding, December 31, 2009	574	$10.17	2.4	$5,202

The Company recorded compensation expense relating to restricted stock units of approximately $3,672, $2,818 and $2,660 during the years ended December 31, 2009, 2008 and 2007, respectively. There is approximately $4,806 and $7,739 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at December 31, 2009 and 2008, respectively.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2009, 500 shares of common stock had been reserved and 409 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $218, $184 and $350 for the years ended December 31, 2009, 2008 and 2007, respectively.

20.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2009, are as follows:

	Capital	Operating
	Leases	Leases

2010	$6,218	$5,579
2011	3,765	5,383
2012	488	4,318
2013	—	3,706
2014	—	2,875
2015 and thereafter	—	6,723

	$10,471	$28,584

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, totaling $20,270 of equipment and $5,269 of software at December 31, 2009 and $14,914 of equipment and $3,228 of software at December 31, 2008. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $6,325, $5,838 and $6,269, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

21.	Income taxes

Income before income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Income before income taxes:
U.S.	$14,975	$25,993	$23,238
Non-U.S.	10,861	(9,344)	18,720

	25,836	16,649	41,958

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$1,125	$8,804	$9,877
State	354	617	1,875
Non-U.S.	3,215	(4,405)	5,647

	4,694	5,016	17,399
Deferred:
Federal	$4,557	$930	$(1,818)
State	543	110	(215)
Non-U.S.	31	(63)	(241)

	5,131	977	(2,274)

Total	$9,825	$5,993	$15,125

The differences in income tax provided and the amounts determined by applying the statutory rate to income before income taxes results from the following:

	Year Ended December 31,
	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	(2.1)	(2.4)	(2.7)
International trade tax credit	—	(4.8)	—
State and local income taxes, net of U.S. federal income tax benefits	2.3	5.2	2.6
Stock-based compensation	2.2	3.4	1.0
Other, net	0.6	(0.4)	0.1

	38.0%	36.0%	36.0%

Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance was necessary at December 31, 2009 and 2008. Deferred taxes are included in accounts payable, accrued and other liabilities as of December 31, 2009 and other assets as of December 31, 2008.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income taxes consist of the following:

	December 31,
	2009	2008

Current deferred taxes:
Bad debt allowance	$2,158	$1,559
Accrued expenses	—	662
Prepaid assets	(690)	(1,498)

Total	$1,468	$723

Non-current deferred taxes:
Fixed asset basis differences	$(2,890)	$1,241
Intangible assets	(3,155)	(183)
Stock-based compensation	1,824	1,078
Equity component of the conversion feature attributable to senior convertible notes	(4,968)	—
Other	(137)	(167)

Total	$(9,326)	$1,969

Total	$(7,858)	$2,692

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company intends to continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Company does not anticipate the results of any open examinations would result in a material change to its financial position.

The Company adopted the amended provisions of ASC Topic 740, Income Taxes, on January 1, 2007. As a result of the implementation, the Company recognized a $580 increase to liabilities for uncertain tax positions. This increase was accounted for as a cumulative adjustment to retained earnings on the consolidated statements of financial condition. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$580
Additions based on tax positions related to the current year	398
Reductions for tax positions of prior years	(152)

Balance at December 31, 2007	826
Additions based on tax positions related to the current year	657
Reductions for tax positions of prior years	(526)

Balance at December 31, 2008	957
Additions based on tax positions related to the current year	230
Reductions for tax positions of prior years	(191)

Balance at December 31, 2009	$996

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company recognized penalties and interest of approximately $83, $111 and $0, respectively, for the years ended December 31, 2009, 2008 and 2007 and had accrued approximately $403 and $320 for the payment of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

penalties and interest at December 31, 2009 and 2008, respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2009 and 2008.

22.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information:

	United
December 31, 2009	States	Canada	Other	Consolidated

Revenues	$260,064	$52,404	$11,692	$324,160
Interest, net	60,710	3,649	1,581	65,940
Income before tax	14,975	10,442	419	25,836
Net income	8,396	7,285	330	16,011
Segment assets	5,918,739	1,122,703	209,633	7,251,075
Goodwill and intangibles	131,715	538	312	132,565
Capital expenditures	18,435	1,272	2,034	21,741
Depreciation and amortization	13,346	1,120	1,556	16,022
Amortization of intangibles	3,136	—	—	3,136

	United
December 31, 2008	States	Canada	Other	Consolidated

Revenues	$291,643	$71,302	$20,924	$383,869
Interest, net	61,535	11,365	2,158	75,058
Income (loss) before tax	25,993	(9,554)	210	16,649
Net income (loss)	15,532	(4,964)	88	10,656
Segment assets	4,610,951	607,500	320,744	5,539,195
Goodwill and intangibles	116,915	538	312	117,765
Capital expenditures	14,803	1,130	3,098	19,031
Depreciation and amortization	13,265	1,536	1,314	16,115
Amortization of intangibles	4,121	11	—	4,132

	United
December 31, 2007	States	Canada	Other	Consolidated

Revenues	$303,999	$75,279	$25,524	$404,802
Interest, net	73,688	12,664	2,048	88,400
Income before tax	23,238	16,025	2,695	41,958
Net income	13,519	11,442	1,872	26,833
Segment assets	5,957,182	1,619,398	270,397	7,846,977
Goodwill and intangibles	74,216	549	312	75,077
Capital expenditures	11,888	1,807	1,789	15,484
Depreciation and amortization	10,853	1,388	982	13,223
Amortization of intangibles	3,498	56	—	3,554

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

23.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2009, PFSI had net capital of $94,738, and was $70,417 in excess of its required net capital of $24,321. At December 31, 2008, PFSI had net capital of $85,535, and was $66,558 in excess of its required net capital of $18,977.

The Company’s Penson GHCO, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2009.

The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the Subsidiaries’ ability to pay dividends and the Company’s abilities to satisfy its debt obligations. PFSC, PFSL and PFSA are subject to regulatory requirements in their respective countries which also limit the amount of dividends that they may be able to pay to their parent. The Company has no current plans to seek any dividends from these entities.

24.	Guarantees

The Company is required to disclose information about its obligations under certain guarantee arrangements. Guarantees are defined as contracts and indemnification agreements that contingently require a guarantor to make payments for the guaranteed party based on changes in an underlying (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or non-occurrence of a specified event) asset, liability, or equity security of a guaranteed party. They are further defined as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

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

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson GHCO and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

As reported in October 2008, the Company’s Canadian subsidiary obtained an unsecured receivable as a result of a number of transactions involving listed Canadian equity securities by Evergreen Capital Partners Inc. (“Evergreen”) on behalf of itself and/or its customers, for which Evergreen and/or its customers were unable to make payment. Subsequently, Evergreen ceased operations and filed for bankruptcy protection. The Company conducted an investigation into the circumstances surrounding the events that resulted in the unsecured receivable and retained the services of various professional advisors to assist in the investigation. PFSC has now obtained from

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Evergreen’s bankruptcy estate an assignment of Evergreen’s claims against certain of Evergreen’s customers, and in June, 2009, PFSC commenced legal proceedings against, among others, those customers of Evergreen in an attempt to recover lost funds.

In connection with the Company’s preparation of its 2008 consolidated financial statements, the Company’s management, after consultation with the Company’s Board of Directors and outside advisors, concluded that as of December 31, 2008, a significant amount of the receivable was not recoverable and recorded a charge of approximately $26.4 million, net of estimated recoveries and professional fees. The Company is continuing to explore ways to further recover amounts associated with this charge and, other than recurring professional fees, does not anticipate incurring any additional losses relative to this matter.

27.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The Company repurchased approximately 1,475 shares at an average price of $16.98 per share. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. In 2007, the Company repurchased approximately 74 shares at an average price of $14.28 per share. During 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the year ended December 31, 2009. The Company has approximately $4.7 million available under the current repurchase program as of December 31, 2009; however, our senior secured revolving credit facility limits our ability to repurchase our stock.

28.	Condensed financial statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

Penson Worldwide, Inc. (parent only)
Condensed Statements of Financial Condition

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$249	$9
Receivable from affiliates	202,929	140,255
Property and equipment, net	9,848	5,815
Investment in subsidiaries	234,032	194,236
Other assets	2,990	6,789

Total assets	$450,048	$347,104

Liabilities and stockholders’ equity
Notes payable	$132,769	$75,000
Accounts payable, accrued and other liabilities	18,377	7,637

Total liabilities	151,146	82,637
Total stockholders’ equity	298,902	264,467

Total liabilities and stockholders’ equity	$450,048	$347,104

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Income

	Year Ended December 31,
	2009	2008	2007

Revenues	$5,075	$5,097	$4,776
Expenses
Employee compensation and benefits	12,753	11,533	440
Communications and data processing	2,562	60	—
Occupancy and equipment	7,170	4,745	—
Other expenses	4,522	6,562	8,132
Interest expense on long-term debt	10,187	3,854	2,894

	37,194	26,754	11,466

Loss before income taxes and equity in earnings of subsidiaries	(32,119)	(21,657)	(6,690)
Income tax benefit	(16,182)	(10,669)	(11,057)

Income (loss) before equity in earnings of subsidiaries	(15,937)	(10,988)	4,367
Equity in earnings of subsidiaries	31,948	21,644	22,466

Net income	$16,011	$10,656	$26,833

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$16,011	$10,656	$26,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,376	4,722	4,112
Deferred income taxes	5,131	977	(2,274)
Stock based compensation	5,087	4,523	4,693
Debt discount accretion	1,534	—	—
Debt issuance costs	882	—	—
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	(62,674)	(6,494)	(29,500)
Other assets	1,410	(2,417)	(262)
Accounts payable, accrued and other liabilities	4,921	(5,695)	4,808

Net cash provided by (used in) operating activities	(22,322)	6,272	8,410

Cash flows from investing activities:
Purchase of property and equipment, net	(9,409)	(3,545)	(4,277)
Increase in investment in subsidiaries	(39,796)	(5,216)	(30,369)

Net cash used in investing activities	(49,205)	(8,761)	(34,646)

Cash flows from financing activities:
Net proceeds from convertible notes	56,200	—	—
Proceeds from revolving credit facility	50,000	20,000	206,000
Repayments of revolving credit facility	(36,500)	—	(161,000)
Exercise of stock options	—	168	1,067
Excess tax benefit on exercise of stock options	27	75	823
Purchase of treasury stock	(676)	(7,431)	(27,468)
Issuance of common stock	656	1,000	2,016

Net cash provided by financing activities	69,707	13,812	21,438

Effect of exchange rates on cash	2,060	(11,326)	4,805

Increase (decrease) in cash and cash equivalents	240	(3)	7
Cash and cash equivalents at beginning of period	9	12	5

Cash and cash equivalents at end of period	$249	$9	$12

Supplemental cash flow disclosures:
Interest payments	$5,350	$4,265	$1,562
Income tax payments	$3,409	$11,762	$9,940

INDEX TO EXHIBITS

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

2.1		Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06
2.2		Purchase Agreement by and among Goldenberg Hehmeyer & Co. and Goldenberg LLC, Hehmeyer LLC, GHCO Partners LLC, GH Traders LLC, each of the Principals listed on the signature pages thereto and SAI Holdings, Inc., GHP1, Inc., GHP2, LLC and Christopher Hehmeyer in his capacity as Sellers’ Representative	8-K	001-32878	2.1	11/7/06
2.3		Letter Agreement, dated as of October 8, 2007, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, Opus Trading Fund LLC and Quantitative Trading Strategies LLC	8-K	001-32878	2.1	10/12/07
2	.4*†	Asset Purchase Agreement by and among Penson Worldwide, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., dated November 2, 2009
3.1		Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06
3.2		Form of Third Amended and Restated Bylaws of Penson Worldwide, Inc.	8-K	001-32878	3.2	6/5/09
4.1		Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06
4	.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05
4.3		Indenture, dated June 3, 2009, between Penson Worldwide, Inc. and U.S. Bank National Association	8-K	001-32878	4.1	6/5/09
4.4		Form of 8.00% Senior Convertible Note due 2014	8-K	001-32878	4.2	6/5/09
10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	DEF 14A	001-32878	Appendix A	4/8/09
10	.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06
10.3		1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05
10.4		Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.5		Offer to Lease between Penson Financial Services Canada Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05
10.6		Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05
10	.7†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05
10.8		Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06
10.9		Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06
10	.10+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05
10	.11+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05
10.12		Registration Rights Agreement by and between Penson Worldwide, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	10.1	3/21/06
10.13		Stockholder’s Agreement effective as of November 20, 2006 between Penson Worldwide, Inc. and Schonfeld Securities, LLC	8-K	001-32878	10.2	11/21/06
10.14		Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06
10.15		Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06
10.16		Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06
10	.17+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06
10	.18+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06
10	.19+	Executive Employment Agreement between the Company and Daniel P. Son dated April 21, 2006	S-1/A	333-127385	10.24	5/1/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.20		Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06
10	.21†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06
10.22		Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07
10	.23†	Schedule E, dated July 23, 2007, to the Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	10-Q	001-32878	10.2	11/13/07
10	.24+	2008 Restricted Stock Bonus Incentive Plan	8-K	001-32878	10.1	6/25/08
10	.25+	Amended and Restated Executive Employment Agreement between the Company and Daniel P. Son, dated December 31, 2008	10-K	001-32878	10.44	3/16/09
10	.26+	Amended and Restated Executive Employment Agreement between the Company and Philip A. Pendergraft, dated December 31, 2008	10-K	001-32878	10.45	3/16/09
10	.27+	Amendment to Compensation Letter between the Company and Andrew B. Koslow, dated December 31, 2008	10-K	001-32878	10.46	3/16/09
10	.28+	Amendment to Compensation Letter between the Company and Kevin W. McAleer, dated December 31, 2008	10-K	001-32878	10.47	3/16/09
10.29		Purchase Agreement by and among Penson Worldwide, Inc. and J.P. Morgan Securities Inc. and Morgan Keegan & Company, Inc., dated May 28, 2009	8-K	001-32878	10.1	5/29/09
10	.30+	2010 Executive Bonus Plan	8-K	001-32878	10.1	2/16/10
10	.31†	Eighth Amendment to Credit Agreement, dated the 16th day of March, 2009, effective as of December 31, 2008, by and among the Company, Guaranty Bank, as Administrative Agent, Swing Line Lender, Arranger and Letter of Credit Issuer, Wachovia Bank, National Association, as Documentation Agent and the other lenders party thereto	10-Q	001-32878	10.1	5/8/09
10	.32†	Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q	001-32878	10.1	8/4/09

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10	.33†	First Amendment to the Amended and Restated Credit Agreement, dated the 1st day of May, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q	001-32878	10.2	8/4/09
10	.34†	Second Amendment to the Amended and Restated Credit Agreement, dated the 22nd day of September, 2009, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q	001-32878	10.1	11/6/09
10	.35*†	Master Services Agreement by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009
10	.36*†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009
10	.37*†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services Canada Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009
11.1		Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06
12	.1*	Statement regarding computation of ratios
21	.1*	List of Subsidiaries
23	.1*	Consent of BDO Seidman, LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.