Form 10-Q
period 2010-03-31
PENSON WORLDWIDE INC
filed 2010-05-07
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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

As of May 5, 2010, there were 25,677,585 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$94,441	$48,643
Cash and securities — segregated under federal and other regulations	3,786,624	3,605,651
Receivable from broker-dealers and clearing organizations (including securities at fair value of $1,998 at March 31, 2010 and $5,149 at December 31, 2009)	300,805	225,130
Receivable from customers, net	1,128,673	1,038,796
Receivable from correspondents	200,860	74,992
Securities borrowed	1,074,336	1,271,033
Securities owned, at fair value	245,148	223,480
Deposits with clearing organizations (including securities at fair value of $381,596 at March 31, 2010 and $356,582 at December 31, 2009)	659,988	433,243
Property and equipment, net	37,845	34,895
Other assets	310,019	295,212

Total assets	$7,838,739	$7,251,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$215,074	$336,056
Payable to customers	5,682,615	5,038,338
Payable to correspondents	389,657	249,659
Short-term bank loans	16,763	113,213
Notes payable	144,960	132,769
Securities loaned	878,577	898,957
Securities sold, not yet purchased, at fair value	102,649	97,308
Accounts payable, accrued and other liabilities	107,250	85,873

Total liabilities	7,537,545	6,952,173

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 29,126 shares issued and 25,629 outstanding as of March 31, 2010; 29,022 shares issued and 25,548 outstanding as of December 31, 2009	291	290
Additional paid-in capital	259,931	258,375
Accumulated other comprehensive income	2,569	1,748
Retained earnings	92,621	92,482
Treasury stock, at cost; 3,497 and 3,474 shares of common stock at March 31, 2010 and December 31, 2009	(54,218)	(53,993)

Total stockholders’ equity	301,194	298,902

Total liabilities and stockholders’ equity	$7,838,739	$7,251,075

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)

Revenues
Clearing and commission fees	$34,366	$35,125
Technology	5,384	5,665
Interest, gross	20,590	22,036
Other	12,554	11,477

Total revenues	72,894	74,303
Interest expense from securities operations	5,467	7,546

Net revenues	67,427	66,757

Expenses
Employee compensation and benefits	27,634	28,929
Floor brokerage, exchange and clearance fees	9,088	7,416
Communications and data processing	11,397	10,557
Occupancy and equipment	7,804	7,245
Other expenses	6,725	9,181
Interest expense on long-term debt	4,555	685

	67,203	64,013

Income before income taxes	224	2,744
Income tax expense	85	1,056

Net income	$139	$1,688

Earnings per share — basic	$0.01	$0.07

Earnings per share — diluted	$0.01	$0.07

Weighted average common shares outstanding — basic	25,573	25,260
Weighted average common shares outstanding — diluted	25,704	25,300

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
		(Unaudited)
		(In thousands)

Balance, December 31, 2009	$—	25,548	$290	$258,375	$(53,993)	$1,748	$92,482	$298,902
Net income	—	—	—	—	—	—	139	139
Foreign currency translation adjustments, net of tax of $530	—	—	—	—	—	821	—	821

Comprehensive income								960
Purchase of treasury stock	—	(23)	—	—	(225)	—	—	(225)
Stock-based compensation expense	—	82	1	1,496	—	—	—	1,497
Exercise of stock options	—	21	—	88	—	—	—	88
Excess tax deficiency from stock-based compensation plans	—	—	—	(32)	—	—	—	(32)
Purchases of common stock under the Employee Stock Purchase Plan	—	1	—	4	—	—	—	4

Balance, March 31, 2010	$—	25,629	$291	$259,931	$(54,218)	$2,569	$92,621	$301,194

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$139	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,503	4,853
Stock-based compensation	1,497	1,345
Debt discount accretion	690	—
Debt issuance costs	759	—
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(186,531)	(220,104)
Net receivable/payable with customers	555,338	537,602
Net receivable/payable with correspondents	9,251	65,445
Securities borrowed	201,951	(146,515)
Securities owned	(15,552)	68,678
Deposits with clearing organizations	(225,653)	(53,082)
Other assets	(8,349)	(44,399)
Net receivable/payable with broker-dealers and clearing organizations	(197,797)	(119,004)
Securities loaned	(21,768)	(83,927)
Securities sold, not yet purchased	2,172	5,632
Accounts payable, accrued and other liabilities	16,662	(4,496)

Net cash provided by operating activities	137,312	13,716

Cash flows from investing activities:
Business combinations, net of cash acquired	—	(5,458)
Purchase of property and equipment	(7,060)	(7,807)

Net cash used in investing activities	(7,060)	(13,265)

Cash flows from financing activities:
Proceeds from revolving credit facility	11,500	—
Net borrowing (repayments) on short-term bank loans	(96,335)	11,535
Exercise of stock options	88	—
Excess tax benefit from stock-based compensation plans	22	9
Purchase of treasury stock	(225)	(129)
Issuance of common stock	4	1

Net cash provided by (used in) financing activities	(84,946)	11,416

Effect of exchange rates on cash	492	(170)

Increase in cash and cash equivalents	45,798	11,697
Cash and cash equivalents at beginning of period	48,643	38,825

Cash and cash equivalents at end of period	$94,441	$50,522

Supplemental cash flow disclosures:
Interest payments	$2,579	$1,798
Income tax payments	$4,017	$294

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries including among others, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community, is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”), is a member of the National Futures Association (“NFA”) and various futures exchanges and is regulated in the United Kingdom by the FSA. Penson Australia holds an Australian Financial Services License, is a market participant of the Australian Securities Exchange and a clearing participant of the Australian Clearing House.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson GHCO, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q were issued.

2.	Acquisitions

Acquisition of Ridge

On November 2, 2009, PWI, together with PFSI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Broadridge Financial Solutions, Inc. (“Broadridge”) and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to acquire substantially all of Ridge’s contracts with its securities clearing clients. Under the terms of the Asset Purchase Agreement, PWI currently expects to pay between $43 million and $47 million in total consideration (the “Purchase Price”) to Broadridge consisting of (a) a five-year subordinated note (the “Seller Note”) payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%, and (b) shares of PWI’s common stock (“PWI Common Stock”). It is anticipated that no more than 2.5 million shares of PWI common stock will be issued. The allocation of the consideration between the Seller Note and the PWI Common Stock will be determined prior to the closing of the transaction. The specific amount of the total consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased. The Purchase Price will be subject to certain adjustments post-closing upon the occurrence of agreed upon events. The Company anticipates the transaction closing in the second quarter of 2010.

Acquisition of First Capitol Group, LLC

In November 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group LLC (“FCG”), an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash and approximately 150 shares of common stock valued at $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. The financial results of FCG have been included in the Company’s consolidated financial statements since the November 30, 2007 acquisition date. On May 31, 2008, Penson GHCO acquired substantially all of the assets of FCG as part of an internal reorganization and consolidation of assets. FCG currently conducts business as a division of Penson GHCO.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Acquisition of Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid $27.9 million, including cash and approximately 139 shares of common stock valued at $3.9 million to the previous owners of GHCO. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first and second years of the integrated Penson GHCO business and does not anticipate making a payment for the third year of the earnout. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. The assets and liabilities acquired as well as the financial results of Penson GHCO have been included in the Company’s consolidated financial statements since the February 16, 2007 acquisition date.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement, for the acquired business. A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009. At March 31, 2010, a liability of approximately $12.1 million was accrued as a result of the third year of the earnout ending May 31, 2010. This balance is included in other liabilities in the unaudited condensed consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. On April 22, 2010, the Company entered into a letter agreement that amends and clarifies certain terms of the asset purchase agreement. See Note 18 for further information regarding the amendments to the asset purchase agreement.

3.	Computation of earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended
	March 31,
	2010	2009

Basic and diluted:
Net income	$139	$1,688

Weighted average common shares outstanding — basic	25,573	25,260
Incremental shares from outstanding stock options	23	9
Shares issuable	—	23
Non-vested restricted stock	108	8

Weighted average common shares and common share equivalents — diluted	25,704	25,300

Basic earnings per common share	$0.01	$0.07

Diluted earnings per common share	$0.01	$0.07

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

At March 31, 2010 and 2009, stock options and restricted stock units totaling 956 and 1,565 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

4.	Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation techniques, including market, income and/or cost approaches. The fair value model establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The following is a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis:

U.S. government and agency securities

U.S. government and agency securities are valued using quoted market prices in active markets. Accordingly, U.S. government and agency securities are categorized in Level 1 of the fair value hierarchy.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Corporate debt

Corporate bonds are generally valued using quoted market prices and are generally classified in Level 2 of the fair value hierarchy as prices are not always from active markets.

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

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of March 31, 2010 and December 31, 2009.

March 31, 2010	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$1,998	$—	$1,998

	$1,998	$—	$1,998

Securities owned
Corporate equity	$838	$—	$838
Listed option contracts	188	—	188
Corporate debt	—	93,199	93,199
Certificates of deposit and term deposits	—	34,398	34,398
U.S. government and agency securities	50,134	—	50,134
Canadian government obligations	—	20,391	20,391
Money market	46,000	—	46,000

	$97,160	$147,988	$245,148

Deposits with clearing organizations
U.S. government and agency securities	$287,285	$—	$287,285
Money market	94,311	—	94,311

	$381,596	$—	$381,596

Securities sold, not yet purchased
Corporate equity	$22	$—	$22
Listed option contracts	512	—	512
Corporate debt	—	44,950	44,950
U.S. government and agency securities	750	—	750
Canadian government obligations	—	56,415	56,415

	$1,284	$101,365	$102,649

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2009	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$5,149	$—	$5,149

	$5,149	$—	$5,149

Securities owned
Corporate equity	$2,021	$—	$2,021
Listed option contracts	127	—	127
Corporate debt	—	70,398	70,398
Certificates of deposit and term deposits	—	26,368	26,368
U.S. government and agency securities	73,775	—	73,775
Canadian government obligations	—	33,691	33,691
Money market	17,100	—	17,100

	$93,023	$130,457	$223,480

Deposits with clearing organizations
U.S. government and agency securities	$261,050	$—	$261,050
Money market	95,532	—	95,532

	$356,582	$—	$356,582

Securities sold, not yet purchased
Corporate equity	$16	$—	$16
Listed option contracts	228	—	228
Corporate debt	—	63,850	63,850
Canadian government obligations	—	33,214	33,214

	$244	$97,064	$97,308

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $3,786,624 at March 31, 2010. Cash and securities segregated under federal and other regulations by PFSI totaled $3,362,292 at March 31, 2010. Of this amount, $3,344,581 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of March 31, 2010 of $3,380,931. An additional deposit of $90,000 was made on April 5, 2010 as allowed by Rule 15c3-3. The remaining balance of $17,711 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of March 31, 2010 of $6,400. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $450,915, including cash of $162,150 was segregated for the benefit of customers by Penson GHCO pursuant to CFTC Rule 1.20 at March 31, 2010. Finally, $122,204 and $139,978 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2009, $3,605,651 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31,	December 31,
	2010	2009

Receivable:
Securities failed to deliver	$115,960	$62,613
Receivable from clearing organizations	184,845	162,517

	$300,805	$225,130

Payable:
Securities failed to receive	$107,453	$51,695
Payable to clearing organizations	107,621	284,361

	$215,074	$336,056

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

7.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31,	December 31,
	2010	2009

Securities Owned:
Corporate equity	$838	$2,021
Listed options	188	127
Corporate debt	93,199	70,398
Certificates of deposit and term deposits	34,398	26,368
U.S. government and agency securities	50,134	73,775
Canadian government obligations	20,391	33,691
Money market	46,000	17,100

	$245,148	$223,480

Securities Sold, Not Yet Purchased:
Corporate equity	$22	$16
Listed options	512	228
Corporate debt	44,950	63,850
U.S. government and agency securities	750	—
Canadian government obligations	56,415	33,214

	$102,649	$97,308

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Short-term bank loans and stock loan

At March 31, 2010 and December 31, 2009, the Company had $16,763 and $113,213, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.0% and 1.4%, respectively. As of March 31, 2010, the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $319,876 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At March 31, 2010 and December 31, 2009, the Company had $399,783 and $411,162, respectively, with weighted average interest rates of approximately .8% and 1.4% respectively, in borrowings and no specific limitations on additional borrowing capacities. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory and customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

9.	Notes Payable

Revolving Credit Facility

On May 1, 2009, the Company signed a new secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009 and September 22, 2009. The Credit Facility allowed the Company to borrow up to a maximum $100,000 at a variable rate of interest (7.0% at March 31, 2010) with a term of 364 days. The Company’s obligations under the Credit Facility were secured by a guaranty from SAI and PHI, and a pledge by the Company, SAI and PHI of the equity interests of certain of the Company’s subsidiaries. The Credit Facility contained various positive and negative covenants, including certain financial covenants such as maintenance of minimum consolidated tangible net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, a minimum capital requirement, a minimum liquidity requirement and maximum capital expenditures. The fair value of the Credit Facility approximates its carrying value. On November 2, 2009, PWI entered into the Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment, among other things, made changes to a number of covenants in the Credit Agreement, including the financial covenants, in order to permit the acquisition of correspondent clearing contracts of Ridge and the issuance of the common stock portion of the purchase price, the Seller Note and the Backstop Note. In addition, the Third Amendment authorized PWI to raise additional capital. In the event that the Backstop Note had been issued at the time of such capital raising, the Third Amendment required that the proceeds would be used to repay the Backstop Note. On April 1, 2010, the Company entered into the Fourth Amendment to the Credit Agreement which, among other things, extended the maturity of the Credit Facility to September 30, 2010, increased the aggregate commitments of the Lenders to $125,000 and revised certain financial covenants in the Credit Facility. On May 6, 2010, the Company paid off the Credit Facility and concurrently entered into a second amended and restated secured revolving credit facility (the “Amended and Restated Credit Facility”). See Note 18 for further information regarding our new Amended and Restated Credit Facility.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated approximately $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes is 15.0%. The Company is recognizing interest expense during the twelve months ending May 2010 on the Convertible Notes in an amount that approximates 15.0% of $45,585, the liability component of the Convertible Notes at the date of issuance. The Convertible Notes were further discounted by approximately $2,850 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. For

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

the three months ended March 31, 2010, the Company recognized interest expense of $1,200 related to the coupon, $548 related to the conversion feature and $179 related to various issuance costs. As of March 31, 2010, the if-converted value of the Convertible Notes exceeded its principal amount by approximately $1,593.

The estimated fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms. At March 31, 2010 the fair value of the Convertible Notes approximated the carrying value of $47,335.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at March 31, 2010, at the fair value of the related securities and may incur a loss if the fair value of the securities increases subsequent to March 31, 2010.

11.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,722 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,738 shares of common stock, net of forfeitures have been granted and 1,984 shares remain available for future grants at March 31, 2010. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three months ended March 31, 2010 and 2009, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $266 and $303, respectively, for the three months ended March 31, 2010 and 2009.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	932	$17.13	3.91	$290
Granted	—	—	—	—
Exercised	(21)	4.22	—	—
Forfeited	(7)	17.49	—	—

Outstanding, March 31, 2010	904	$17.43	3.72	$227

Options exercisable at March 31, 2010	835	$17.27	3.71	$227

The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $100 and $0, respectively. At March 31, 2010, the Company had approximately $279 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .77 years. Cash received from stock option exercises totaled approximately $88 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	574	$10.17	2.40	$5,202
Granted	282	8.59	—	—
Distributed	(83)	11.54	—	—
Terminated, cancelled or expired	(14)	7.78	—	—

Outstanding, March 31, 2010	759	$9.46	2.08	$7,644

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company recorded compensation expense relating to restricted stock units of approximately $1,178 and $1,001 during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there is approximately $5,868 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.08 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2010, 563 shares of common stock had been reserved and 410 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $53 and $41 for the three months ended March 31, 2010 and 2009, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2010 or December 31, 2009.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

13.	Income taxes

The Company’s effective income tax rate for the three months ended March 31, 2010 and 2009 was 38.0% and 38.5%, respectively. The primary factors contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit, and stock-based compensation. The decrease in the effective income tax rate is primarily due to larger percentage of pretax earnings in foreign jurisdictions.

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

	United
As of and for the Three Months Ended March 31, 2010	States	Canada	Other	Consolidated

Total revenues	$57,326	$12,223	$3,345	$72,894
Interest, net	14,022	793	308	15,123
Income (loss) before tax	(1,560)	1,122	662	224
Net income (loss)	(1,213)	878	474	139
Segment assets	6,417,673	1,198,541	222,525	7,838,739
Goodwill and intangibles	134,498	538	312	135,348
Capital expenditures	3,754	1,272	2,034	7,060
Depreciation and amortization	3,295	264	362	3,921
Amortization of intangibles	582	—	—	582

	United
As of and for the Three Months Ended March 31, 2009	States	Canada	Other	Consolidated

Total revenues	$60,068	$11,466	$2,769	$74,303
Interest, net	13,484	665	341	14,490
Income before tax	1,644	1,031	69	2,744
Net income	899	732	57	1,688
Segment assets	4,797,595	893,734	332,683	6,024,012
Goodwill and intangibles	121,139	538	312	121,989
Capital expenditures	7,253	128	426	7,807
Depreciation and amortization	3,290	281	352	3,923
Amortization of intangibles	930	—	—	930

15.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2010, PFSI had net capital of $108,645, and was $74,980 in excess of its required net capital of $33,665. At December 31, 2009, PFSI had net capital of $94,738, and was $70,417 in excess of its required net capital of $24,321.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Our Penson GHCO, PFSL, PFSC and Penson Australia subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2010.

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

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson GHCO and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. On May 8, 2009, Penson GHCO and PFFI filed a response to the amended complaint seeking to dismiss the new unjust enrichment claim. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is tentatively scheduled to proceed from September 20-23, 2010.

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson GHCO, PFFI, and certain other FCM’s requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. While the trial schedule referenced above is still pending, it may change given

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

the granting of the motions removing these matters to the federal district court. Discovery with respect to the Sentinel suits is proceeding.

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

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25.0 million of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12.5 million of its common stock. No shares were repurchased during the three months ended March 31, 2010 and 2009. The Company has approximately $4.7 million available under the current repurchase program as of March 31, 2010; however, our senior secured revolving credit facility limits our ability to repurchase our stock.

18.	Subsequent events

On April 22, 2010, SAI and PFSI entered into a letter agreement (the “Letter Agreement”) with Schonfeld Group Holdings LLC (“SGH”), Schonfeld Securities, LLC (“Schonfeld”), and Opus Trading Fund LLC (“Opus”) that amends and clarifies certain terms of the asset purchase agreement dated November 20, 2006 entered into between SAI and Schonfeld as filed with the Securities and Exchange Commission by the Company on November 21, 2006, as amended (the “Asset Purchase Agreement”). The Letter Agreement, among other things,, for purpose of determining the total payment due to Schonfeld under the earnout provision of the asset purchase agreement: (i) removes the payment cap; (ii) clarifies that PFSI has no obligation to compress tickets across subaccounts (unless PFSI does so for other of its correspondents at a later date); and (iii) reduces the SunGard synergy credit from $2,900 to $1,450 in 2010 and $1,000 in 2011. The Letter Agreement also assigns all of Schonfeld’s responsibilities under the Asset Purchase Agreement to its parent company, SGH, and extends the initial term of Opus’s portfolio margining agreement with PFSI from April 30, 2017 to April 30, 2019. The Letter Agreement is further described in, and copy was included as Exhibit 2.1 to, the Company’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.

On April 29, 2010, PWI and its subsidiaries SAI and PHI entered into a purchase agreement (the “Purchase Agreement”) with J.P. Morgan Securities Inc., as representative of certain initial purchasers, under which PWI agreed to sell $200,000 aggregate principal amount of its 12.50% Senior Second Lien Secured Notes due 2017 (the “Notes”). The Notes are guaranteed by SAI and PHI and secured, on a second lien basis, by a pledge by Penson, SAI and PHI of the equity interests of certain of PWI’s subsidiaries. The sale of the notes closed on May 6, 2010 and PWI entered into an Indenture dated as of May 6, 2010 with U.S. Bank National Association as Trustee and Collateral Agent (the “Trustee”) in respect of the Notes and a Second Lien Pledge Agreement dated as of May 6, 2010 with the Trustee. The rights of the Trustee pursuant to the Second Lien Pledge Agreement are subject to an Intercreditor Agreement entered between PWI, the Trustee and the Administrative Agent for the Company’s senior secured credit facility. The Company used a part of the proceeds of the sale to pay down approximately $110,000 outstanding on its Credit Facility, and will use the balance of the proceeds to provide working capital to support the correspondents the Company intends to acquire from Ridge and for other general corporate purposes. The Notes offering is further described in, the Company’s Form 8-K filed with the Securities and Exchange Commission.

Concurrently with the payoff of its Credit Facility, PWI entered into a second amended and restated secured revolving credit facility (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent,

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75 million dollar committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, affirmative and negative covenants and events of default. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, a minimum capital requirement, minimum liquidity requirement and maximum capital expenditures. The Amended and Restated Credit Facility is further described in, the Company’s Form 8-K filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2009 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited interim condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 241 active securities clearing correspondents and 56 futures clearing correspondents as of March 31, 2010. Our net revenues were $67.4 million and $66.8 million for the three months ended March 31, 2010 and 2009, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2010 Highlights

•	On May 6, 2010 we sold $200 million 12.5% senior second lien secured notes due May 15, 2017.

•	On May 6, 2010 we signed a new three year $75 million revolving credit facility.

•	We signed two new correspondents in our PFSA subsidiary, which started clearing operations in December 2009, bringing their total to five.

•	We increased our correspondent count to 297 as of March 31, 2010.

•	As of March 31, 2010 our pipeline of new correspondents (correspondents that have been signed but have not yet started generating revenues) reached a record 38.

•	Our interest earning daily average balances reached a record $5.84 million during the first quarter 2010.

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

Revenues from clearing and commission fees represented 51% and 53% of our total net revenues for the three months ended March 31, 2010 and 2009, respectively. Net interest income represented 22% of our total net revenues in each of the three months ended March 31, 2010 and 2009.

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

Comparison of the three months ended March 31, 2010 and March 31, 2009

Overview

Results of operations declined for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to lower clearing and commission fees, higher floor brokerage, exchange and clearance fees and interest expense on long-term debt, partially offset by higher other revenues, lower employee compensation and benefits and lower other expenses. Operating results increased $.8 million during the first quarter of 2010 as compared to the first quarter of 2009, for our U.S., Canadian and U.K. operating businesses. Our Australian business was established in the second quarter 2009 and began clearing for its first correspondent in December 2009.

Our U.S. operating subsidiaries experienced an increase in operating profits of approximately $1.1 million due to lower employee compensation and benefits and lower other expenses offset by lower clearing and commission fees, higher floor brokerage, exchange and clearance fees due to lower industry rebates and higher communications and data processing costs resulting from a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business in February 2009. Our Canadian business experienced an operating profit of $1.1 million for the March 31, 2010 quarter compared to an operating profit of $1.0 million in the March 31, 2009 quarter due to higher account servicing fees and lower operating expenses offset by lower clearing and commission fees due to lower equity volumes. The U.K. incurred an operating loss of $1.7 million in the current quarter compared to an operating loss of $1.2 million in the year ago quarter due primarily to lower net interest income. Australia incurred an operating loss of approximately $.9 million in the quarter ended March 31, 2010.

The stock loan conduit business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 60 to 90 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes as well as potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

The above factors resulted in lower operating results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(759)	(2.2)
Technology	(281)	(5.0)
Interest:
Interest on asset based balances	1,224	7.8
Interest on conduit borrows	(1,232)	(25.2)
Money market	(1,438)	(104.3)

Interest, gross	(1,446)	(6.6)
Other revenue	1,077	9.4

Total revenues	(1,409)	(1.9)

Interest expense:
Interest expense on liability based balances	(950)	(23.2)
Interest on conduit loans	(1,129)	(32.8)

Interest expense from securities operations	(2,079)	(27.6)

Net revenues	670	1.0

Expenses:
Employee compensation and benefits	(1,295)	(4.5)
Floor brokerage, exchange and clearance fees	1,672	22.5
Communications and data processing	840	8.0
Occupancy and equipment	559	7.7
Other expenses	(2,456)	(26.8)
Interest expense on long-term debt	3,870	565.0

	3,190	5.0

Income before income taxes	$(2,520)	(91.8)

Net Revenues

Net revenues increased $.7 million, or 1.0%, to $67.4 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010. The increase is primarily attributed to the following:

Clearing and commission fees decreased $.8 million, or 2.2%, to $34.4 million during this same period primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent, offset in part by higher option and futures volumes in the U.S. and the addition of our new PFSA subsidiary.

Technology revenue decreased $.3 million, or 5.0%, to $5.4 million due to lower licensing fees of approximately $1.0 million due to the expiration of the licensing contract in the third quarter 2009 offset by higher recurring and development revenues.

Interest, gross decreased $1.4 million or 6.6%, to $20.6 million during the quarter over quarter period. Interest revenues from customer balances decreased $.2 million or 1.2% to $16.9 million due to a decrease of $1.4 million in money market revenues, offset by an increase in our interest income on assets balances of $1.2 million. The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of

$1.4 billion or 31.3% to $5.8 billion offset slightly by a decrease in our average daily interest rate of 26 basis points or 18.3% to 1.16%.

Interest from our stock conduit borrows operations decreased $1.2 million or 25.2% to $3.7 million, as a result of a decrease in our average daily interest rate of 84 basis points or 26.5% to 2.33%, offset by an increase in our average daily assets of approximately $11.5 million, or 1.9% to $628.7 million. (See page 24 for a description of our conduit business.)

Other revenue increased $1.1 million, or 9.4%, to $12.6 million primarily due to increased account servicing fees of approximately $1.5 million and increases in equity and foreign exchange trading of $.8 million, offset by decreases in execution services revenues of $.7 million and approximately $.5 million in our trade aggregation business.

Interest expense from securities operations decreased $2.1 million, or 27.6%, to $5.5 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010. Interest expense from clearing operations decreased approximately $1.0 million, or 23.2%, to $3.1 million due to a 16 basis point or 40.0% decrease in our average daily interest rate to .24% offset by an increase in our average daily balances on our short-term obligations of $1.3 billion, or 31.5%, to $5.3 billion. Interest from our stock conduit loans decreased $1.1 million, or 32.8% to $2.3 million due to a 76 basis point decrease, or 33.9% in our average daily interest rate to 1.48% offset slightly by a $12.0 million, or 2.0% increase in our average daily balances to $626.6 million.

Interest, net increased from $14.5 million for the quarter ended March 31, 2009 to $15.1 million for the quarter ended March 31, 2010. This increase was due to higher customer balances offset by lower money market income, slightly lower conduit balances and a lower interest rate spread of 10 basis points on customer balances and 8 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $1.3 million, or 4.5%, to $27.6 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010, primarily due to lower incentive-based compensation expense offset by additional employee costs of $.5 million associated with our PFSA subsidiary and higher currency exchange rates in Canada. Employee count remained fairly constant, increasing by 2.6% to 1,053 as of March 31, 2010 primarily due to the start-up of our PFSA subsidiary.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $1.7 million, or 22.5%, to $9.1 million for the quarter ended March 31, 2010 from the quarter ended March 31, 2009, due to higher equity, options and futures volumes, a change in mix, lower industry rebates and the addition of our PFSA subsidiary.

Communication and data processing

Total expenses for our communication and data processing requirements increased $.8 million, or 8.0%, to $11.4 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010 due to a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business during the first quarter 2009 and the addition of our PFSA subsidiary.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.6 million, or 7.7%, to $7.8 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010. This increase is primarily due to the addition of our PFSA subsidiary.

Other expenses

Other expenses decreased $2.5 million, or 26.8%, to $6.7 million from the quarter ended March 31, 2009 to the quarter ended March 31, 2010, due to lower legal fees of $1 million, lower consulting costs of $.8 million related to a risk management review and lower professional fees offset slightly by the addition of our PFSA subsidiary.

Interest expense on long-term debt

Interest expense on long-term debt increased $3.9 million from $.7 million for the quarter ended March 31, 2009 to $4.6 million for the quarter ended March 31, 2010 resulting from approximately $1.8 million higher interest costs on our revolving credit facility associated with higher interest rates, higher average balances and higher debt issuance costs combined with additional interest expense of approximately $1.9 million associated with our senior convertible notes issued on June 3, 2009.

Provision for income taxes

Income tax expense, based on an effective income tax rate of approximately 38.0%, was less than $.1 million for the quarter ended March 31, 2010 as compared to an effective tax rate of 38.5% and income tax expense of $1.1 million for the quarter ended March 31, 2009. This decrease is primarily attributed to lower operating profit in the current quarter. The lower effective rate is attributable to lower pretax income in the United States.

Net income

As a result of the foregoing, net income decreased to $.1 million for the quarter ended March 31, 2010 from $1.7 million for the quarter ended March 31, 2009.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2010, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $319.9 million while two lines had no stated limit. As of March 31, 2010, we had approximately $16.8 million in short-term bank loans outstanding, which left approximately $318.8 million available under our lines of credit with stated limitations.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At March 31, 2010, we had approximately $399.8 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to most of our subsidiaries. PWI has the ability to obtain capital through equipment leases and through its secured revolving credit facility. As of March 31, 2010, the Company had $100 million outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 after initial purchaser discounts and other expenses. On May 6, 2010, the Company sold $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The Company used a part of the proceeds of the sale to pay down approximately $110 million outstanding on its Credit Facility, to provide working capital to support the correspondents the Company intends to acquire from Ridge and for other general corporate purposes. Concurrently with the closing of its Notes offering, the Company paid off its existing secured credit facility and entered into a second amended and restated secured revolving credit facility (the

“Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides us with a $75 million dollar committed revolving credit facility and the lenders have, additionally, provided us with an uncommitted option to increase the principal amount of the facility to up to $125 million. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI. and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At March 31, 2010, PFSI had net capital of $108.6 million, which was $74.9 million in excess of its required net capital of $33.7 million.

Our Penson GHCO, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of March 31, 2010. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2010.

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

There are three major types of technology revenues: (1) completed products that are processing transactions generate per transaction revenues which are recognized on a trade date basis; (2) these same completed products may also generate monthly terminal charges for the delivery of data or processing capability that are recognized in the month to which the charges apply; (3) technology development services are recognized when the service is performed or under the terms of the technology development contract as described below. Interest and other revenues are recorded in the month that they are earned.

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

Forward-Looking Statements

This report contains forward-looking statements that may not be based on current or historical fact. Though we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	our ability to successfully implement new product offerings;

•	our ability to obtain future credit on favorable terms;

•	reductions in per transaction clearing fees;

•	legislative and regulatory changes;

•	monetary and fiscal policy changes and other actions by the Board of Governors of the Federal Reserve System;

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the Securities and Exchange Commission.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007 there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of March 31, 2010. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2010.

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

On December 15, 2008, over the objections of Penson GHCO and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson GHCO and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on

January 7, 2009, Penson GHCO, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions to withdraw the reference with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. On May 8, 2009, Penson GHCO and PFFI filed a response to the amended complaint seeking to dismiss the new unjust enrichment claim. On June 30, 2009, the Court denied the motion to dismiss without prejudice. The Court also held a preliminary pretrial hearing on June 30, 2009, and ordered that the first trial of the Sentinel Trustee’s claims against one FCM would commence on July 6, 2010, and the thirteen remaining trials would be scheduled at one month intervals thereafter. The trial of the Sentinel Trustee’s claims against Penson GHCO and PFFI is tentatively scheduled to proceed from September 20-23, 2010.

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson GHCO, PFFI, and certain other FCM’s motions requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. While the trial schedule referenced above is still pending, it may change given the granting of the motions removing these matters to the federal district court. Discovery with respect to the Sentinel suits is proceeding.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. Of the remaining $2,165,243 indemnity obligation, $600,000 was paid to the Company prior to June 15, 2009 and the remainder was paid in December, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133,333 on the last business day of each of the first six calendar months of 2010 (a total of $800,000). In each of January through April 2010, SAMCO Holdings, Inc. paid $133,333 to the Company pursuant to the terms of the amendment to the settlement agreement. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

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

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

We seek to control our risk exposure through a risk management framework that is designed to monitor, identify and measure the types of risk we face. While our management believes that our risk management framework effectively evaluates and manages the financial, operational, market, credit and other risks we face, risk management tools, no matter how well designed, have inherent limitations, which could cause them to be ineffective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults or fraud. Unexpectedly large or rapid movements or disruptions in one or more markets may cause adverse changes in securities values, decreases in liquidity and trading positions and increased volatility, all of which could increase our risk exposure to our customers and to other third parties. If our risk management tools are unable to control our risk exposure, we may suffer material losses or suffer other adverse consequences that could impair our ability to continue our operations.

In addition to the other information set forth in this report and the risk factors discussed in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 5, 2010, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made during the three months ended March 31, 2010 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan.:

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

January	3,927	$9.00
February	6,523	8.78
March	13,211	10.03

Total	23,661	$9.51

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2010. The maximum number of shares that could have been purchased under this plan for the months of January, February and March 2010 was 520,961, 534,015 and 467,463 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	Penson Worldwide, Inc. 2010 Executive Bonus Plan	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1	Section 1350 Certification by our principal executive officer	(2)
32.2	Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010.

(2)	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: May 7, 2010

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: May 7, 2010

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Penson Worldwide, Inc. 2010 Executive Bonus Plan	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1	Section 1350 Certification by our principal executive officer	(2)
32.2	Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010.

(2)	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.