Form 10-K/A
period 2009-12-31
PENSON WORLDWIDE INC
filed 2010-05-27
CIK 1123541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-32878
(Commission File Number)

PENSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	6211	75-2896356
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Signatures
INDEX TO EXHIBITS
EX-10.35
EX-10.36
EX-10.37
EX-31.1
EX-31.2

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Penson Worldwide, Inc.’s (unless otherwise indicated, all references in this Amendment to “we” and “our” refer to Penson Worldwide, Inc. and our subsidiaries) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 5, 2010 (the “Original Filing”). We are filing this Amendment to replace three documents filed as exhibits to our Original Filing. The replacement of Exhibits 10.35, 10.36 and 10.37 (which were originally filed incorrectly as 10.34, 10.35 and 10.36) include certain portions of the Exhibits that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment. This amendment provides revised redacted versions of Exhibits 10.35, 10.36 and 10.37. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) See Exhibit Index attached hereto.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSON WORLDWIDE, INC.
By:	/s/ Philip A. Pendergraft
	Name:	Philip A. Pendergraft
	Title:	Chief Executive Officer
	Date:	May 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger J. Engemoen, Jr.	Chairman	May 27, 2010
Roger J. Engemoen, Jr.

/s/ Philip A. Pendergraft Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2010

/s/ Daniel P. Son Daniel P. Son	President and Director	May 27, 2010

/s/ Kevin W. McAleer Kevin W. McAleer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2010

/s/ James S. Dyer James S. Dyer	Director	May 27, 2010

/s/ David Johnson David Johnson	Director	May 27, 2010

/s/ Thomas R. Johnson Thomas R. Johnson	Director	May 27, 2010

/s/ David M. Kelly David M. Kelly	Director	May 27, 2010

/s/ David A. Reed David A. Reed	Director	May 27, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
10.35†	Master Services Agreement by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009

10.36†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009

10.37†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services Canada Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission