Form 10-Q
period 2010-06-30
PENSON WORLDWIDE INC
filed 2010-08-06
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

As of August 3, 2010, there were 28,309,415 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION	2
1	Financial Statements (Unaudited):	2
	Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2010	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
3	Quantitative and Qualitative Disclosure about Market Risk	35
4	Controls and Procedures	36
	PART II. OTHER INFORMATION	36
1	Legal Proceedings	36
1A	Risk Factors	38
2	Unregistered Sales of Equity Securities and Use of Proceeds	39
3	Defaults Upon Senior Securities	39
4	Reserved	39
5	Other Information	39
6	Exhibits	39
	Signatures	41
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$94,614	$48,643
Cash and securities — segregated under federal and other regulations	3,761,474	3,605,651
Receivable from broker-dealers and clearing organizations (including securities at fair value of $1,999 at June 30, 2010 and $5,149 at December 31, 2009)	627,213	225,130
Receivable from customers, net	1,812,966	1,038,796
Receivable from correspondents	137,369	74,992
Securities borrowed	1,232,957	1,271,033
Securities owned, at fair value	311,899	223,480
Deposits with clearing organizations (including securities at fair value of $334,839 at June 30, 2010 and $356,582 at December 31, 2009)	525,689	433,243
Property and equipment, net	37,509	34,895
Other assets	376,290	295,212

Total assets	$8,917,980	$7,251,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$367,591	$336,056
Payable to customers	6,231,763	5,038,338
Payable to correspondents	455,498	249,659
Short-term bank loans	172,712	113,213
Notes payable	257,591	132,769
Securities loaned	901,638	898,957
Securities sold, not yet purchased, at fair value	93,397	97,308
Accounts payable, accrued and other liabilities	129,840	85,873

Total liabilities	8,610,030	6,952,173

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,760 shares issued and 28,228 outstanding as of June 30, 2010; 29,022 shares issued and 25,548 outstanding as of December 31, 2009	318	290
Additional paid-in capital	276,303	258,375
Accumulated other comprehensive income	587	1,748
Retained earnings	85,253	92,482
Treasury stock, at cost; 3,532 and 3,474 shares of common stock at June 30, 2010 and December 31, 2009	(54,511)	(53,993)

Total stockholders’ equity	307,950	298,902

Total liabilities and stockholders’ equity	$8,917,980	$7,251,075

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$38,103	$38,183	$72,469	$73,308
Technology	5,207	6,452	10,591	12,117
Interest, gross	20,078	30,841	40,668	52,877
Other	12,575	11,809	25,129	23,286

Total revenues	75,963	87,285	148,857	161,588
Interest expense from securities operations	4,854	10,804	10,321	18,350

Net revenues	71,109	76,481	138,536	143,238

Expenses
Employee compensation and benefits	31,927	29,188	59,561	58,117
Floor brokerage, exchange and clearance fees	9,559	8,759	18,647	16,175
Communications and data processing	12,134	11,568	23,531	22,125
Occupancy and equipment	7,928	7,365	15,732	14,610
Other expenses	11,676	7,700	18,401	16,881
Interest expense on long-term debt	7,429	1,876	11,984	2,561

	80,653	66,456	147,856	130,469

Income (loss) before income taxes	(9,544)	10,025	(9,320)	12,769
Income tax expense (benefit)	(2,176)	3,910	(2,091)	4,966

Net income (loss)	$(7,368)	$6,115	$(7,229)	$7,803

Earnings (loss) per share — basic	$(0.29)	$0.24	$(0.28)	$0.31

Earnings (loss) per share — diluted	$(0.29)	$0.24	$(0.28)	$0.31

Weighted average common shares outstanding — basic	25,830	25,329	25,702	25,295
Weighted average common shares outstanding — diluted	25,830	25,614	25,702	25,466

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2009	$—	25,548	$290	$258,375	$(53,993)	$1,748	$92,482	$298,902
Net loss	—	—	—	—	—	—	(7,229)	(7,229)
Foreign currency translation adjustments, net of tax of $748	—	—	—	—	—	(1,161)	—	(1,161)

Comprehensive loss								(8,390)
Purchase of treasury stock	—	(58)	—	—	(518)	—	—	(518)
Stock-based compensation expense	—	209	2	2,965	—	—	—	2,967
Exercise of stock options	—	21	—	88	—	—	—	88
Excess tax deficiency from stock-based compensation plans	—	—	—	(32)	—	—	—	(32)
Issuance of common stock	—	2,456	25	14,586	—	—	—	14,611
Purchases of common stock under the Employee Stock Purchase Plan	—	52	1	321	—	—	—	322

Balance, June 30, 2010	$—	28,228	$318	$276,303	$(54,511)	$587	$85,253	$307,950

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(7,229)	$7,803
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,516	9,769
Stock-based compensation	2,967	2,751
Debt discount accretion	1,525	217
Debt issuance costs	2,082	—
Contingent consideration accretion	3	—
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(168,053)	(528,479)
Net receivable/payable with customers	435,412	755,466
Net receivable/payable with correspondents	146,210	151,079
Securities borrowed	37,888	(349,405)
Securities owned	(91,011)	(90,457)
Deposits with clearing organizations	(92,884)	(105,809)
Other assets	(39,900)	14,199
Net receivable/payable with broker-dealers and clearing organizations	(374,406)	(97,190)
Securities loaned	(2,915)	4,678
Securities sold, not yet purchased	2,706	53,007
Accounts payable, accrued and other liabilities	32,489	9,610

Net cash used in operating activities	(105,600)	(162,761)

Cash flows from investing activities:
Business combinations, net of cash acquired	(310)	(6,115)
Purchase of property and equipment	(11,349)	(13,152)

Net cash used in investing activities	(11,659)	(19,267)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	193,168	—
Net proceeds from issuance of convertible notes	—	56,350
Proceeds from revolving credit facility	26,500	—
Repayments of revolving credit facility	(115,000)	(25,000)
Net borrowing (repayments) on short-term bank loans	59,708	177,229
Exercise of stock options	88	—
Excess tax benefit from stock-based compensation plans	48	9
Purchase of treasury stock	(518)	(257)
Issuance of common stock	322	314

Net cash used in financing activities	164,316	208,645

Effect of exchange rates on cash	(1,086)	1,860

Increase in cash and cash equivalents	45,971	28,477
Cash and cash equivalents at beginning of period	48,643	38,825

Cash and cash equivalents at end of period	$94,614	$67,302

Supplemental cash flow disclosures:
Interest payments	$6,877	$3,947
Income tax payments	$5,574	$1,153
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$14,611	$—
Note issued in connection with the Ridge acquisition	$20,578	$—

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries including among others, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson GHCO (“Penson GHCO”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, foreign exchange trading services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community, is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson GHCO is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”), is a member of the National Futures Association (“NFA”) and various futures exchanges and is regulated in the United Kingdom by the FSA. PFSA holds an Australian Financial Services License and is a market participant of ASX Limited, Australian Clearing House Pty Limited and ASX Settlement and Transfer Corporation Pty Limited.

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

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

2.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, the Company paid approximately $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of approximately $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of approximately $17,301 on that date (see Note 9 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. Additionally, the Company recorded a liability of approximately $4,089 attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. The undiscounted estimated range of outcomes for this category is $200 to $500. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid. The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up goodwill recognized include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment and is expected to all be deductible for tax purposes over a period of 15 years. The Company has incurred acquisition related costs of approximately $5,251 with approximately $2,756 and $3,625 recognized in the three and six month periods ended

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

June 30, 2010. Net revenues of $444 and net income of $45 from Ridge were included in the unaudited interim condensed consolidated statement of operations as of the date of the acquisition for the three and six months ended June 30, 2010. The Company estimates that net revenues would have been $84,200 and $163,109 for the three and six months ended June 30, 2010, respectively compared to $89,124 and $166,217 for the three and six months ended June 30, 2009, respectively and net income (loss) would have been of $(6,728) and $(6,339), respectively for the three and six months ended June 30, 2010 compared to $6,550 and $8,306, respectively for the three and six months ended June 30, 2009 had the acquisition occurred as of January 1, 2009.

Acquisition of First Capitol Group, LLC

In November 2007, our subsidiary Penson GHCO acquired all of the assets of First Capitol Group LLC (“FCG”), an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9,400 in cash and approximately 150 shares of common stock valued at approximately $2,200 to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three-year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8,700 related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4,000 and intangibles of approximately $7,600. FCG currently conducts business as a division of Penson GHCO.

Acquisition of Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid approximately $27,900, including cash and approximately 139 shares of common stock valued at approximately $3,900 to the previous owners of GHCO. Goodwill of approximately $2,800 and intangibles of approximately $1,000 were recorded in connection with the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson GHCO’s pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first or second years of the integrated Penson GHCO business and as of June 30, 2010 has accrued approximately $1,100 related to the third year of the earnout that was paid in July 2010. This balance is included in other liabilities in the unaudited interim condensed consolidated statement of financial condition as of June 30, 2010. The offset to this liability, goodwill, is included in other assets.

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York-based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1,100 shares of common stock valued at approximately $28,300 to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14,800 was recorded as goodwill and approximately $13,500 as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement (“Schonfeld Asset Purchase Agreement”), for the acquired business. A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At June 30, 2010, a liability of approximately $16,943 was accrued as a result of the third year of the earnout ended May 31, 2010 ($15,131) and one month of the year four earnout ($1,812). This balance is included in other liabilities in the unaudited interim condensed consolidated statement of financial condition as of June 30, 2010. The offset to this liability, goodwill, is included in other assets.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

On April 22, 2010, SAI and PFSI entered into a letter agreement (the “Letter Agreement”) with Schonfeld Group Holdings LLC (“SGH”), Schonfeld, and Opus Trading Fund LLC (“Opus”) that amends and clarifies certain terms of the Schonfeld Asset Purchase Agreement. The Letter Agreement, among other things,, for purpose of determining the total payment due to Schonfeld under the earnout provision of the Schonfeld Asset Purchase Agreement: (i) removes the payment cap; (ii) clarifies that PFSI has no obligation to compress tickets across subaccounts (unless PFSI does so for other of its correspondents at a later date); and (iii) reduces the SunGard synergy credit from $2,900 to $1,450 in 2010 and $1,000 in 2011. The Letter Agreement also assigns all of Schonfeld’s responsibilities under the Schonfeld Asset Purchase Agreement to its parent company, SGH, and extends the initial term of Opus’s portfolio margining agreement with PFSI from April 30, 2017 to April 30, 2019.

3.	Computation of earnings (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic and diluted:
Net income (loss)	$(7,368)	$6,115	$(7,229)	$7,803

Weighted average common shares outstanding — basic	25,830	25,329	25,702	25,295
Incremental shares from outstanding stock options	—	29	—	23
Shares issuable	—	24	—	23
Non-vested restricted stock	—	112	—	65
Convertible debt	—	120	—	60

Weighted average common shares and common share equivalents — diluted	25,830	25,614	25,702	25,466

Basic earnings (loss) per common share	$(0.29)	$0.24	$(0.28)	$0.31

Diluted earnings (loss) per common share	$(0.29)	$0.24	$(0.28)	$0.31

At June 30, 2009, stock options and restricted stock units totaling 1,081 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

4.	Fair value of financial instruments

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation techniques, including market, income and/or cost approaches. The fair value model establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of June 30, 2010 and December 31, 2009.

June 30, 2010	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$1,999	$—	$1,999

	$1,999	$—	$1,999

Securities owned
Corporate equity	$237	$—	$237
Listed option contracts	222	—	222
Corporate debt	—	68,764	68,764
Certificates of deposit and term deposits	—	62,147	62,147
U.S. government and agency securities	50,751	—	50,751
Canadian government obligations	—	33,078	33,078
Money market	96,700	—	96,700

	$147,910	$163,989	$311,899

Deposits with clearing organizations
U.S. government and agency securities	$233,580	$—	$233,580
Money market	101,259	—	101,259

	$334,839	$—	$334,839

Securities sold, not yet purchased
Corporate equity	$18	$—	$18
Listed option contracts	315	—	315
Corporate debt	—	64,733	64,733
Canadian government obligations	—	28,331	28,331

	$333	$93,064	$93,397

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2009	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$5,149	$—	$5,149

	$5,149	$—	$5,149

Securities owned
Corporate equity	$2,021	$—	$2,021
Listed option contracts	127	—	127
Corporate debt	—	70,398	70,398
Certificates of deposit and term deposits	—	26,368	26,368
U.S. government and agency securities	73,775	—	73,775
Canadian government obligations	—	33,691	33,691
Money market	17,100	—	17,100

	$93,023	$130,457	$223,480

Deposits with clearing organizations
U.S. government and agency securities	$261,050	$—	$261,050
Money market	95,532	—	95,532

	$356,582	$—	$356,582

Securities sold, not yet purchased
Corporate equity	$16	$—	$16
Listed option contracts	228	—	228
Corporate debt	—	63,850	63,850
Canadian government obligations	—	33,214	33,214

	$244	$97,064	$97,308

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $3,761,474 at June 30, 2010. Cash and securities segregated under federal and other regulations by PFSI totaled $3,372,190 at June 30, 2010. Of this amount, $3,371,477 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of June 30, 2010 of $3,421,883. An additional deposit of $115,000 was made on July 2, 2010 as allowed by Rule 15c3-3.  The remaining balance of $713 ($3,372,190 - $3,371,477) at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of June 30, 2010 of $16,037. An additional deposit of $45,000 was made on July 2, 2010. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $488,628, including cash of $143,922 was segregated for the benefit of customers by Penson GHCO pursuant to CFTC Rule 1.20 at June 30, 2010. Finally, $122,979 and $122,383 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2009, $3,605,651 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2010	2009

Receivable:
Securities failed to deliver	$203,210	$62,613
Receivable from clearing organizations	424,003	162,517

	$627,213	$225,130

Payable:
Securities failed to receive	$152,177	$51,695
Payable to clearing organizations	215,414	284,361

	$367,591	$336,056

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

7.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or estimated fair values as follows:

	June 30,	December 31,
	2010	2009

Securities Owned:
Corporate equity	$237	$2,021
Listed options	222	127
Corporate debt	68,764	70,398
Certificates of deposit and term deposits	62,147	26,368
U.S. government and agency securities	50,751	73,775
Canadian government obligations	33,078	33,691
Money market	96,700	17,100

	$311,899	$223,480

Securities Sold, Not Yet Purchased:
Corporate equity	$18	$16
Listed options	315	228
Corporate debt	64,733	63,850
Canadian government obligations	28,331	33,214

	$93,397	$97,308

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Short-term bank loans and stock loan

At June 30, 2010 and December 31, 2009, the Company had $172,712 and $113,213, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 2.7% and 1.4%, respectively. As of June 30, 2010, the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $309,938 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At June 30, 2010 and December 31, 2009, the Company had $256,233 and $411,162, respectively, in stock loan and no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date for such Convertible Notes under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 120% of the conversion price of the Convertible Notes on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 (in whole dollars) principal amount of the Convertible Notes for each day of that period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Convertible Notes on each such day; (3) upon the occurrence of specified corporate transactions, including upon certain distributions to holders of the Company’s common stock and certain fundamental changes, including changes of control and dispositions of substantially all of the Company’s assets; and (4) at any time beginning on March 1, 2014. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock or a combination thereof. The initial conversion rate for the Convertible Notes was 101.9420 shares of the Company’s common stock per $1,000 (in whole dollars) principal amount of Convertible Notes (6,117 shares), equivalent to an initial conversion price of approximately $9.81 per share of common stock. Such conversion rate will be subject to adjustment in certain events, but will not be adjusted for accrued or additional interest. The Company has received consent from its stockholders to issue up to 6,117 shares of its common stock to satisfy its payment obligations upon conversion of the Convertible Notes.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated approximately $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2011 on the Convertible Notes in an amount that approximates 15.0% of $47,700, the liability component of the Convertible Notes at June 1, 2010. The Convertible Notes were further discounted by approximately $2,850 for the costs associated with the initial purchasers. These costs are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the three and six months ended June 30, 2010, the Company recognized interest expense of $1,200 and $2,400 related to the coupon, $561 and $1,109 related to the conversion feature and $178 and $357 related to various issuance costs. For the three and six months ended June 30, 2009, the Company recognized interest expense of $373 related to the coupon, $170 related to the conversion feature and $60 related to various issuance costs.

The estimated fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At June 30, 2010, the fair value of the Convertible Notes was approximately $51,838.

Senior second lien secured notes

On May 6, 2010, the Company issued $200,000 aggregate principal amount of its 12.50% Senior Second Lien Secured Notes due 2017 (the “Notes”). The Notes bear interest at a rate of 12.5% per year and are guaranteed by SAI and PHI. The Notes are secured, on a second lien basis, by a pledge by Penson, SAI and PHI of the equity interests of certain of PWI’s subsidiaries. The Notes were issued pursuant to an Indenture dated as of May 6, 2010 with U.S. Bank National Association as Trustee and Collateral Agent (the “Trustee”) and a Second Lien Pledge Agreement dated as of May 6, 2010 with the Trustee. The rights of the Trustee pursuant to the Second Lien Pledge Agreement are subject to an Intercreditor Agreement entered between PWI, the Trustee and the Administrative Agent for the Company’s senior secured credit facility.

The Notes contain customary representations and covenants, such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, certain restricted payments and investments, asset sales, certain mergers, consolidations and changes of control. The Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. Pursuant to the Notes PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances.

The Company used a part of the proceeds of the sale to pay down approximately $110,000 outstanding on its revolving credit facility (see discussion below), and used the balance of the proceeds to provide working capital,

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

among other things, to support the correspondents the Company acquired from Ridge and for other general corporate purposes.

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three and six months ended June 30, 2010 the Company recognized interest expense of $3,819 related to the coupon and $158 related to various issuance costs.

Revolving credit facility

On May 1, 2009, the Company signed a secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009, September 22, 2009, November 2, 2009 and April 1, 2010. The April 1, 2010 amendment to the Credit Facility, among other things, extended the maturity of the Credit Facility to September 30, 2010, increased the aggregate commitments of the Lenders to $125,000 and revised certain financial covenants in the Credit Facility. On May 6, 2010, the Company repaid the Credit Facility and concurrently with such repayment entered into a second amended and restated credit agreement (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. As of June 30, 2010, the Amended and Restated Credit Facility was undrawn.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% to be paid quarterly (10.14% at June 30, 2010). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of approximately $3,277, which resulted in a fair value of approximately $17,301. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2011 and subsequent periods will be greater as the discount is accreted and the effective

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

interest method is applied. For the three and six months ended June 30, 2010, the Company recognized interest expense of $10 related to the coupon and $0 related to the discount. The fair value of the Ridge Seller Note approximated its carrying value as of June 30, 2010.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at June 30, 2010, at the fair value of the related securities and may incur a loss if the fair value of the securities increases subsequent to June 30, 2010.

11.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,722 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,555 shares of common stock, net of forfeitures have been granted and 2,167 shares remain available for future grants at June 30, 2010. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three and six months ended June 30, 2010 and 2009, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $165 and $322, respectively, for the three months ended June 30, 2010 and 2009, and $431 and $625, respectively for the six months ended June 30, 2010 and 2009.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	932	$17.13	3.91	$290
Granted	—	—	—	—
Exercised	(21)	4.22	—	—
Forfeited	(21)	19.23	—	—

Outstanding, June 30, 2010	890	$17.39	3.47	$62

Options exercisable at June 30, 2010	867	$17.26	3.45	$62

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2010 and 2009 was $100 and $0, respectively. At June 30, 2010, the Company had approximately $134 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .92 years. Cash received from stock option exercises totaled approximately $88 and $0 for the three and six months ended June 30, 2010 and 2009, respectively.

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	574	$10.17	2.40	$5,202
Granted	402	8.36	—	—
Distributed	(203)	10.73	—	—
Terminated, cancelled or expired	(18)	9.16	—	—

Outstanding, June 30, 2010	755	$9.06	2.21	$4,258

The Company recorded compensation expense relating to restricted stock units of approximately $1,259 and $1,039 during the three months ended June 30, 2010 and 2009, respectively, and $2,437 and $2,040 for the six months ended June 30, 2010 and 2009, respectively.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2010, there is approximately $5,541 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.17 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2010, 563 shares of common stock had been reserved and 462 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $46 and $45 for the three months ended June 30, 2010 and 2009, respectively, and $99 and $86 for the six months ended June 30, 2010 and 2009, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2010 or December 31, 2009.

13.	Income taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2010 was 22.8% and 22.4%, respectively, and was 39.0% and 38.9%, respectively for the three and six months ended June 30, 2009. The primary factors contributing to the difference between the effective tax rates and the federal statutory income tax

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit, and stock-based compensation. The decrease in the effective income tax rate as compared to the three and six month periods ended June 30, 2009 is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation.

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

	United
As of and for the Three Months Ended June 30, 2010	States	Canada	Other	Consolidated

Total revenues	$60,742	$11,145	$4,076	$75,963
Interest, net	13,775	1,082	367	15,224
Income (loss) before tax	(9,439)	(225)	120	(9,544)
Net income (loss)	(7,372)	(120)	124	(7,368)
Segment assets	7,412,996	1,212,857	292,127	8,917,980
Goodwill and intangibles	170,995	538	312	171,845
Capital expenditures	3,011	993	285	4,289
Depreciation and amortization	3,705	381	351	4,437
Amortization of intangibles	577	—	—	577

	United
As of and for the Three Months Ended June 30, 2009	States	Canada	Other	Consolidated

Total revenues	$71,065	$13,444	$2,776	$87,285
Interest, net	18,313	1,179	545	20,037
Income (loss) before tax	7,600	2,504	(79)	10,025
Net income (loss)	4,459	1,745	(89)	6,115
Segment assets	5,587,901	971,397	309,532	6,868,830
Goodwill and intangibles	125,643	538	312	126,493
Capital expenditures	4,463	249	633	5,345
Depreciation and amortization	3,478	291	368	4,137
Amortization of intangibles	779	—	—	779

	United
As of and for the Six Months Ended June 30, 2010	States	Canada	Other	Consolidated

Total revenues	$118,067	$23,368	$7,422	$148,857
Interest, net	27,798	1,874	675	30,347
Income (loss) before tax	(10,998)	896	782	(9,320)
Net income (loss)	(8,584)	757	598	(7,229)
Segment assets	7,412,996	1,212,857	292,127	8,917,980
Goodwill and intangibles	170,995	538	312	171,845
Capital expenditures	8,728	2,265	356	11,349
Depreciation and amortization	7,000	645	713	8,358
Amortization of intangibles	1,158	—	—	1,158

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
As of and for the Six Months Ended June 30, 2009	States	Canada	Other	Consolidated

Total revenues	$131,134	$24,909	$5,545	$161,588
Interest, net	31,798	1,843	886	34,527
Income (loss) before tax	9,243	3,536	(10)	12,769
Net income (loss)	5,357	2,477	(31)	7,803
Segment assets	5,587,901	971,397	309,532	6,868,830
Goodwill and intangibles	125,643	538	312	126,493
Capital expenditures	11,716	377	1,059	13,152
Depreciation and amortization	6,768	572	720	8,060
Amortization of intangibles	1,709	—	—	1,709

15.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2010, PFSI had net capital of $159,370, and was $114,312 in excess of its required net capital of $45,058. At December 31, 2009, PFSI had net capital of $94,738, and was $70,417 in excess of its required net capital of $24,321.

Our Penson GHCO, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2010.

16.	Vendor related asset impairment

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson GHCO and PFFI held customer segregated accounts with Sentinel totaling approximately $36,000. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson GHCO. This distribution to the Penson GHCO and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25,400.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson GHCO and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson GHCO and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson GHCO and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson GHCO and PFFI seeks the return of approximately $23,600 of post-bankruptcy petition transfers and approximately $14,400 of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson GHCO and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson GHCO and PFFI.

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

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson GHCO, PFFI, and certain other FCM’s requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. On August 4, 2010, the federal district court held a status hearing, during which the Company and the Sentinel Trustee agreed that discovery with respect to the Sentinel suits was still proceeding. The Company currently does not anticipate that the trials for Penson GHCO or PFFI will take place prior to 2011.

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

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. No shares were repurchased during the three months ended June 30, 2010 and 2009. The Company had approximately $4,700 available under the current repurchase program as of June 30, 2010; however, our Amended and Restated Credit Facility limits our ability to repurchase our stock.

18.	Restructuring charge

In June 2010, in connection with the recently signed outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the next six to 15 months. The terms of the plan include both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of approximately $2,016 for the three and six month periods ended June 30, 2010 of which approximately $1,687 is included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the statement of operations. The Company estimates that it will incur costs of approximately $2,141 associated with Stay Pay of which approximately $1,808 is related to the United States segment, $76 associated with the Canada segment and $257 related to the Other segment. No charges were recorded in connection with the Stay Pay as of June 30, 2010. These charges will be recorded on a straight line basis as the benefits are earned.

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

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology, foreign exchange services and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies.

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 327 active securities clearing correspondents and 58 futures clearing correspondents as of June 30, 2010. Our net revenues were $71.1 million and $76.5 million for the three months ended June 30, 2010 and 2009, respectively while our net revenues were $138.5 million and $143.2 million respectively, for the six months ended June 30, 2010 and 2009. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

The stock loan conduit business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 50 to 90 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes as well as potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

Fiscal 2010 Highlights

•	On June 25, 2010, we closed our acquisition of the clearing and execution services business of Ridge Clearing & Outsourcing Solutions, Inc.

•	On May 6, 2010, we sold $200 million 12.5% senior second lien secured notes due May 15, 2017.

•	On May 6, 2010, we signed a new three year $75 million revolving credit facility.

•	We increased our correspondent count to 385 as of June 30, 2010.

•	Our interest earning daily average balances reached a record $6.0 billion as of June 30, 2010.

•	As of June 30, 2010, our PFSA subsidiary, which began clearing operations in December 2009, has six correspondents.

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

Revenues from clearing and commission fees represented 54% and 50% of our total net revenues for the three months ended June 30, 2010 and 2009, respectively, while revenues from clearing and commission fees represented 52% and 51% of our total net revenues for the six months ended June 30, 2010 and 2009, respectively.

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

Net interest income represented 21% and 26% of our total net revenues for the three months ended June 30, 2010 and 2009 and 22% and 24% for the six months ended June 30, 2010 and 2009, respectively.

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

Comparison of the three months ended June 30, 2010 and June 30, 2009

Overview

Results of operations declined for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to lower net interest income, higher employee compensation and benefits, higher interest expense on long-term debt and higher other expenses. Operating results decreased $11.3 million during the second quarter of 2010 as compared to the second quarter of 2009, for our U.S., Canadian and U.K. operating businesses. Our Australian business incurred an operating loss of $1.3 million in the second quarter of 2010. PFSA was established in the second quarter 2009 and began clearing for its first correspondent in December 2009.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $7.9 million due primarily to lower net interest income and higher interest expense on long-term debt and employee severance costs. Our Canadian business experienced an operating loss of $.4 million for the June 30, 2010 quarter compared to an operating profit of $2.5 million in the June 30, 2009 quarter primarily due to lower clearing and commission fees. The U.K. incurred an operating loss of $1.8 million in the current quarter compared to an operating loss of $1.3 million in the year ago quarter due primarily to lower net interest income. Australia incurred an operating loss of approximately $1.3 million in the quarter ended June 30, 2010.

The above factors resulted in lower operating results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(80)	(0.2)
Technology	(1,245)	(19.3)
Interest:
Interest on asset based balances	(3,585)	(17.6)
Interest on conduit borrows	(6,456)	(68.8)
Money market	(722)	(69.5)

Interest, gross	(10,763)	(34.9)
Other revenue	766	6.5

Total revenues	(11,322)	(13.0)

Interest expense:
Interest expense on liability based balances	(910)	(24.7)
Interest on conduit loans	(5,040)	(70.8)

Interest expense from securities operations	(5,950)	(55.1)

Net revenues	(5,372)	(7.0)

Expenses:
Employee compensation and benefits	2,739	9.4
Floor brokerage, exchange and clearance fees	800	9.1
Communications and data processing	566	4.9
Occupancy and equipment	563	7.6
Other expenses	3,976	51.6
Interest expense on long-term debt	5,553	296.0

	14,197	21.4

Net Revenues

Net revenues decreased $5.4 million, or 7.0%, to $71.1 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $.1 million, or .2%, to $38.1 million during this same period primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent, offset in part by higher equity, option and futures volumes in the U.S. and U.K. and the addition of our new PFSA subsidiary.

Technology revenue decreased $1.2 million, or 19.3%, to $5.2 million primarily due to lower licensing fees of approximately $1.0 million due to the expiration of a licensing contract in the third quarter 2009 and lower recurring revenue of approximately $.2 million.

Interest, gross decreased $10.8 million or 34.9%, to $20.1 million during the quarter over quarter period. Interest revenues from customer balances decreased $4.3 million or 20.1% to $17.1 million due to a decrease in our average daily interest rate of 58 basis points, or 34.1%, to 1.12%, offset by an in increase in our average daily interest earning assets of $1.2 billion or 25.4% to $6.0 billion.

Interest from our stock conduit borrows operations decreased $6.5 million or 68.8% to $2.9 million, as a result of a decrease in our average daily interest rate of 382 basis points or 66.8% to 1.90% and a decrease in our average daily assets of approximately $40.8 million, or 6.2% to $615.7 million. (See page 23 for a description of our conduit business.)

Other revenue increased $.8 million, or 6.5%, to $12.6 million primarily due to increased account servicing fees of approximately $1.8 million and $.5 million in our trade aggregation business offset by decreases in equity and foreign exchange trading of $1.2 million and decreases in execution services revenues of $.3 million.

Interest expense from securities operations decreased $6.0 million, or 55.1%, to $4.9 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010. Interest expense from clearing operations decreased approximately $.9 million, or 24.7%, to $2.8 million due to a 14 basis point or 41.2% decrease in our average daily interest rate to .20% offset by an increase in our average daily balances on our short-term obligations of $1.2 billion, or 27.9%, to $5.6 billion.

Interest from our stock conduit loans decreased $5.0 million, or 70.8% to $2.1 million due to a 299 basis point decrease, or 68.9% in our average daily interest rate to 1.35% and a $41.7 million, or 6.4% decrease in our average daily balances to $613.5 million.

Interest, net decreased from $20.0 million for the quarter ended June 30, 2009 to $15.2 million for the quarter ended June 30, 2010. This decrease was due to a lower interest rate spread of 44 basis points on customer balances and 83 basis points on conduit balances and lower conduit balances offset by higher customer balances.

Employee compensation and benefits

Total employee costs increased $2.7 million, or 9.4%, to $31.9 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010, primarily due to severance charges of approximately $3.3 million related to future outsourcing resulting from our recent Ridge acquisition (see Note 18 to our unaudited interim condensed consolidated financial statements) and a program to reduce overhead as a result of the current market environment and $.8 million associated with our PFSA subsidiary offset by lower incentive-based compensation expense. Employee count increased 5.6% to 1,094 as of June 30, 2010 primarily due to the start-up of our PFSA subsidiary and employees from the Ridge acquisition.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $.8 million, or 9.1%, to $9.6 million for the quarter ended June 30, 2010 from the quarter ended June 30, 2009, primarily due to higher equity, options and futures volumes in the U.S., U.K. and Australia.

Communication and data processing

Total expenses for our communication and data processing requirements increased $.6 million, or 4.9%, to $12.1 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010 due primarily to the addition of our PFSA subsidiary.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.6 million, or 7.6%, to $7.9 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010, primarily due to increased software amortization attributable to new computer systems.

Other expenses

Other expenses increased $4.0 million, or 51.6%, to $11.7 million from the quarter ended June 30, 2009 to the quarter ended June 30, 2010, primarily due to $2.5 million of costs associated with the closing of the Ridge acquisition and $1.5 million in legal expenses to conclude certain outstanding litigation.

Interest expense on long-term debt

Interest expense on long-term debt increased $5.5 million from $1.9 million for the quarter ended June 30, 2009 to $7.4 million for the quarter ended June 30, 2010. This increase is primarily attributable to approximately $4.0 million higher interest costs associated with our senior second lien secured notes issued on May 6, 2010, $1.3 million associated with our senior convertible notes issued on June 3, 2009 and approximately $.2 million from our revolving credit facility. These higher interest costs are associated with higher interest rates and higher average balances as compared to the prior period.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 22.8%, was $2.2 million for the quarter ended June 30, 2010 as compared to an effective tax rate of 39.0% and income tax expense of $3.9 million for the quarter ended June 30, 2009. This decrease is primarily attributed to a current pretax loss of $9.5 million in the current quarter compared to pretax income of $10.0 million in the prior quarter. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that create additional taxable income.

Net loss

As a result of the foregoing, we incurred a net loss of $7.4 million for the quarter ended June 30, 2010 compared to net income of $6.1 million for the quarter ended June 30, 2009.

Comparison of the six months ended June 30, 2010 and June 30, 2009

Overview

Results of operations declined for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to lower net interest income, higher floor brokerage, exchange and clearance fees and higher interest expense on long-term debt. Operating results declined $10.3 million during the first six months of 2010 as compared to the first six months of 2009, for our U.S., Canadian and U.K. operating businesses. PFSA, our Australian business incurred an operating loss of approximately $2.2 million in the first six months of 2010. It was established in the second quarter 2009 and began clearing for its first correspondent in December 2009.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $6.8 million due to lower net interest income, lower technology revenues, higher floor brokerage, exchange and clearance fees due to lower industry rebates and higher interest expense on long-term debt. Our Canadian business experienced an operating profit of $.8 million for the six months ended June 30, 2010 compared to an operating profit of $3.5 million in the June 30, 2009 period due to lower clearing and commission fees due to lower equity volumes and higher operating expenses offset by higher account servicing fees. The U.K. incurred an operating loss of $3.4 million in the current period compared to an operating loss of $2.6 million in the year ago period due primarily to lower net interest income and slightly higher operating expenses.

The above factors resulted in lower operating results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(839)	(1.1)
Technology	(1,526)	(12.6)
Interest:
Interest on asset based balances	(2,361)	(6.5)
Interest on conduit borrows	(7,688)	(53.8)
Money market	(2,160)	(89.3)

Interest, gross	(12,209)	(23.1)
Other revenue	1,843	7.9

Total revenues	(12,731)	(7.9)

Interest expense:
Interest expense on liability based balances	(1,860)	(23.2)
Interest on conduit loans	(6,169)	(32.8)

Interest expense from securities operations	(8,029)	(43.8)

Net revenues	(4,702)	(3.3)

Expenses:
Employee compensation and benefits	1,444	2.5
Floor brokerage, exchange and clearance fees	2,472	15.3
Communications and data processing	1,406	6.4
Occupancy and equipment	1,122	7.7
Other expenses	1,520	9.0
Interest expense on long-term debt	9,423	367.9

	17,387	13.3

Net Revenues

Net revenues decreased $4.7 million, or 3.3%, to $138.5 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $.8 million, or 1.1%, to $72.5 million during this same period primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent, offset in part by higher equity, option and futures volumes in the U.S. and U.K. and the addition of our new PFSA subsidiary.

Technology revenue decreased $1.5 million, or 12.6%, to $10.6 million due to lower licensing fees of approximately $1.9 million due to the expiration of a licensing contract in the third quarter 2009 offset by higher recurring and development revenues.

Interest, gross decreased $12.2 million or 23.1%, to $40.7 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest revenues from customer balances decreased $4.5 million or 11.7% to $34.1 million due to decrease in our average daily interest rate of 43 basis points or 27.4% to 1.14%, offset by an increase in our average daily interest earning assets of $1.3 billion or 28.2% to $5.9 billion.

Interest from our stock conduit borrows operations decreased $7.7 million or 53.8% to $6.6 million, as a result of a decrease in our average daily interest rate of 236 basis points or 52.7% to 2.12% and a decrease in our average daily assets of approximately $14.7 million, or 2.3% to $622.2 million. (See page 23 for a description of our conduit business.)

Other revenue increased $1.8 million, or 7.9%, to $25.1 million primarily due to increased account servicing fees of approximately $3.2 million offset primarily by decreases in execution services revenues of $1.0 million and approximately $.4 million in equity and foreign exchange trading.

Interest expense from securities operations decreased $8.0 million, or 43.8%, to $10.3 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. Interest expense from clearing operations decreased approximately $1.9 million, or 23.9%, to $5.9 million due to a 15 basis point or 40.5% decrease in our average daily interest rate to .22% offset by an increase in our average daily balances on our short-term obligations of $1.2 billion, or 29.6%, to $5.5 billion.

Interest from our stock conduit loans decreased $6.2 million, or 58.4% to $4.4 million due to a 191 basis point decrease, or 57.4% in our average daily interest rate to 1.42% and a $14.8 million, or 2.3% decrease in our average daily balances to $620.0 million.

Interest, net decreased from $34.5 million for the six months ended June 30, 2009 to $30.3 million for the six months ended June 30, 2010. This decrease was due to a lower interest rate spread of 28 basis points on customer balances and 45 basis points on conduit balances and slightly lower conduit balances offset by higher customer balances.

Employee compensation and benefits

Total employee costs increased $1.4 million, or 2.5%, to $59.6 million from the six months ended June 30, 2009 to the six months ended June 30, 2010, primarily due to severance charges of approximately $3.3 million related to future outsourcing resulting from our recent Ridge acquisition (see Note 18 to our unaudited interim condensed consolidated financial statements) and a program to reduce overhead as a result of the current market environment and $1.3 million associated with our PFSA subsidiary offset by lower incentive-based compensation expense of approximately $1.9 million. Employee count increased 5.6% to 1,094 as of June 30, 2010 primarily due to the start-up of our PFSA subsidiary and employees from the Ridge acquisition.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $2.5 million, or 15.3%, to $18.6 million for the six months ended June 30, 2010 from the six months ended June 30, 2009, due to higher equity, options and futures volumes, a change in mix, lower industry rebates and the addition of our PFSA subsidiary.

Communication and data processing

Total expenses for our communication and data processing requirements increased $1.4 million, or 6.4%, to $23.5 million from the six months ended June 30, 2009 to the six months ended June 30, 2010 due to a move to SunGard’s latest generation system consisting of equipment dedicated to our U.S. clearing business in February 2009 and the addition of our PFSA subsidiary.

Occupancy and equipment

Total expenses for occupancy and equipment increased $1.1 million, or 7.7%, to $15.7 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase is primarily due to increased software amortization attributable to new computer systems.

Other expenses

Other expenses increased $1.5 million, or 9.0%, to $18.4 million from the six months ended June 30, 2009 to the six months ended June 30, 2010, primarily due to $3.0 million of costs associated with the closing of the Ridge acquisition, $1.5 million in legal expenses incurred in the second quarter to conclude certain outstanding litigation and the addition of our PFSA subsidiary, offset by lower legal fees of $1.0 million during the first quarter of 2010, lower consulting costs of $.8 million related to a risk management review in 2009, expense related to a prior acquisition that is fully amortized and lower professional fees.

Interest expense on long-term debt

Interest expense on long-term debt increased $9.4 million from $2.6 million for the six months ended June 30, 2009 to $12.0 million for the six months ended June 30, 2010 resulting primarily from approximately $4.0 million associated with our senior second lien secured notes issued on May 6, 2010, $3.3 million of additional interest expense associated with our senior convertible notes issued on June 3, 2009 and with approximately $2.2 million higher interest costs on our revolving credit facility. These higher interest costs are associated with higher interest rates and higher average balances as compared to the prior period.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 22.4%, was $2.1 million for the six months ended June 30, 2010 as compared to an effective tax rate of 38.9% and income tax expense of $5.0 million for the six months ended June 30, 2009. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that create additional taxable income.

Net loss

As a result of the foregoing, we incurred a net loss of $7.2 million for the six months ended June 30, 2010 compared to net income of $7.8 million for the six months ended June 30, 2009.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2010, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $309.9 million while two lines had no stated limit. As of June 30, 2010, we had approximately $172.7 million in short-term bank loans outstanding, which left approximately $304.1 million available under our lines of credit with stated limitations.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates, are secured primarily by our firm inventory or customers’ margin account securities, and are repayable on demand. At June 30, 2010, we had approximately $256.2 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to our subsidiaries. PWI has the ability to obtain capital through equipment leases, typically secured by the equipment itself, and through its Amended and Restated Credit Facility. As of June 30, 2010, the Company had no borrowings outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.2 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous Credit Facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrently with the closing of its Notes offering, the Company paid off its existing Credit Facility and entered into the Amended and Restated Credit Facility. The Amended and Restated Credit Facility provides us with a $75 million committed revolving credit facility and the lenders have, additionally, provided us with an uncommitted option to increase the principal amount of the facility to up to $125 million. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI. and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At June 30, 2010, PFSI had net capital of $159.4 million, which was $114.3 million in excess of its required net capital of $45.1 million.

Our Penson GHCO, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of June 30, 2010. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2010.

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

To date, the majority of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client generally does meet the criteria for separate accounting under the Financial Accounting Standards Board (“FASB”) Codification. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance in the FASB Codification and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of June 30, 2010. Based upon the June quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.1 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by us in reports that we file or submit under the Exchange Act, within the time periods specified by the SEC’s rules and regulations.

Changes in Control over Financial Reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2010.

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

On July 31, 2009, Penson GHCO and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson GHCO and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson GHCO, PFFI, and certain other FCM’s motions requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. On August 4, 2010, the federal district court held a status hearing, during which we and the Sentinel Trustee agreed that discovery with respect to the Sentinel suits was still proceeding. We currently do not anticipate that the trials for Penson GHCO or PFFI will take place prior to 2011.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash. Of the remaining $2,165,243 indemnity obligation, $600,000 was paid to the Company prior to June 15, 2009 and the remainder was paid in December, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133,333 on the last business day of each of the first six calendar months of 2010 (a total of $800,000). In each of January through June 2010, SAMCO Holdings, Inc. paid $133,333 to the Company pursuant to the terms of the amendment to the settlement agreement. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

In the event the exposure of the Company with respect to these claims exceeds the agreed limits on the indemnification obligations of the SAMCO Entities, such excess amounts may be borne by the Company. While we believe we have good defenses, there can be no assurance that our defenses and indemnification protections will be sufficient to avoid all liabilities. Accordingly, to account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2.35 million in the third quarter of 2008 and a pre-tax charge of $1.0 million in the second quarter of 2010. The Company will continue to monitor its financial exposure with respect to these matters and there can be no assurance that the Company’s ultimate costs with respect to these claims will not exceed the amount of this liability.

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

In addition to the other information set forth in this report and the risk factors discussed in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2010, and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2010, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made during the three months ended June 30, 2010 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

April	1,765	$10.17
May	26,374	9.04
June	6,046	5.98

Total	34,185	$8.55

Effective as of June 25, 2010, the Company issued 2,455,627 shares of its common stock to Broadridge Financial Solutions, Inc. in partial satisfaction of the Company’s payment obligations under the Ridge APA.

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the second quarter of 2010. The maximum number of shares that could have been purchased under this plan for the months of April, May and June 2010 was 461,028, 518,658 and 784,055 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Letter Agreement, dated April 22, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC and Opus Trading Fund LLC.	(1)
4.1		Indenture, dated May 6, 2010, between Penson Worldwide, Inc. and U.S. Bank National Association, as trustee.	(2)
4.2		Form of 12.50% Senior Second Lien Secured Note due 2017.	(2)
10.1		Purchase Agreement by and among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Holdings, Inc. and J.P. Morgan Securities Inc., as representative of the several initial purchasers named therein, dated April 29, 2010.	(3)
10	.2†	Amendment Agreement, dated June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc. and Ridge Clearing & Outsourcing Solutions Limited.	(4)

Exhibit			Method of
Numbers		Description	Filing

10	.3†	Amendment, Assignment and Assumption Agreement, dated July 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and other signatories thereto.	(4)
10.4		Seller Note, dated June 25, 2010, between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc.	(4)
10	.5†	Second Amended and Restated Credit Facility, among Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Holdings, Inc., Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and the lenders party thereto and other parties thereto.	(4)
10.6		Amended and Restated Pledge Agreement, among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Holdings, Inc. and Regions Bank, as Administrative Agent.	(4)
10.7		Intercreditor Agreement, among Penson Worldwide, Inc., Regions Bank, as First Lien Collateral Agent, U.S. Bank National Association, as Second Lien Collateral Agent, and the Subsidiary Grantors party thereto.	(4)
10.8		Amended and Restated Guaranty, among SAI Holdings, Inc., Penson Holdings, Inc. and Regions Bank, as Administrative Agent.	(4)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(4)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(4)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(4)
32.1		Section 1350 Certification by our principal executive officer	(4)
32.2		Section 1350 Certification by our principal financial officer	(4)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(4)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: August 5, 2010

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: August 5, 2010

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Letter Agreement, dated April 22, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC and Opus Trading Fund LLC.	(1)
4.1		Indenture, dated May 6, 2010, between Penson Worldwide, Inc. and U.S. Bank National Association, as trustee.	(2)
4.2		Form of 12.50% Senior Second Lien Secured Note due 2017.	(2)
10.1		Purchase Agreement by and among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Holdings, Inc. and J.P. Morgan Securities Inc., as representative of the several initial purchasers named therein, dated April 29, 2010.	(3)
10	.2†	Amendment Agreement, dated June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc. and Ridge Clearing & Outsourcing Solutions Limited.	(4)
10	.3†	Amendment, Assignment and Assumption Agreement, dated July 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and other signatories thereto.	(4)
10.4		Seller Note, dated June 25, 2010, between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc.	(4)
10	.5†	Second Amended and Restated Credit Facility, among Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Holdings, Inc., Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and the lenders party thereto and other parties thereto.	(4)
10.6		Amended and Restated Pledge Agreement, among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Holdings, Inc. and Regions Bank, as Administrative Agent.	(4)
10.7		Intercreditor Agreement, among Penson Worldwide, Inc., Regions Bank, as First Lien Collateral Agent, U.S. Bank National Association, as Second Lien Collateral Agent, and the Subsidiary Grantors party thereto.	(4)
10.8		Amended and Restated Guaranty, among SAI Holdings, Inc., Penson Holdings, Inc. and Regions Bank, as Administrative Agent.	(4)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(4)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(4)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(4)
32.1		Section 1350 Certification by our principal executive officer	(4)
32.2		Section 1350 Certification by our principal financial officer	(4)

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(4)	Filed herewith.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.