Form 10-Q/A
period 2010-06-30
PENSON WORLDWIDE INC
filed 2010-09-16
CIK 1123541

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of September 13, 2010, there were 28,319,001 shares of the registrant’s $.01 par value common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Penson Worldwide, Inc. for the quarter ended June 30, 2010, previously filed with the Securities and Exchange Commission on August 6, 2010 (the “Original Filing”). We are filing this Amendment to replace two documents filed as exhibits to our Original Filing. The replacement of Exhibits 10.3 and 10.5 include certain portions of the Exhibits that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment. This amendment provides revised redacted versions of Exhibits 10.3 and 10.5. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.
Item 6. Exhibits
     The following exhibits are filed as a part of this report:

Exhibit
Numbers	Description

10.3†	Amendment, Assignment and Assumption Agreement, dated July 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and other signatories thereto.

10.5†	Second Amended and Restated Credit Facility, among Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Holdings, Inc., Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and the lenders party thereto and other parties thereto.

31.1	Certification by our principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by our principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.
/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer

Date: September 16, 2010

/s/ Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer and principal financial and accounting officer

Date: September 16, 2010

INDEX TO EXHIBITS

Exhibit
Numbers	Description

10.3†	Amendment, Assignment and Assumption Agreement, dated July 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and other signatories thereto.

10.5†	Second Amended and Restated Credit Facility, among Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Holdings, Inc., Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and the lenders party thereto and other parties thereto.

31.1	Certification by our principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by our principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

4