Form 10-Q
period 2010-09-30
PENSON WORLDWIDE INC
filed 2010-11-09
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 8, 2010, there were 28,384,090 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	par values)

ASSETS
Cash and cash equivalents	$145,503	$48,643
Cash and securities — segregated under federal and other regulations	4,468,532	3,605,651
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,478 at September 30, 2010 and $5,149 at December 31, 2009)	324,700	225,130
Receivable from customers, net	1,995,042	1,038,796
Receivable from correspondents	178,624	74,992
Securities borrowed	1,395,965	1,271,033
Securities owned, at fair value	319,311	223,480
Deposits with clearing organizations (including securities at fair value of $256,232 at September 30, 2010 and $356,582 at December 31, 2009)	447,505	433,243
Property and equipment, net	37,430	34,895
Other assets	398,837	295,212

Total assets	$9,711,449	$7,251,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$380,386	$336,056
Payable to customers	6,792,047	5,038,338
Payable to correspondents	405,812	249,659
Short-term bank loans	372,114	113,213
Notes payable	258,655	132,769
Securities loaned	960,657	898,957
Securities sold, not yet purchased, at fair value	115,665	97,308
Accounts payable, accrued and other liabilities	124,608	85,873

Total liabilities	9,409,944	6,952,173

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,912 shares issued and 28,340 outstanding as of September 30, 2010; 29,022 shares issued and 25,548 outstanding as of December 31, 2009	319	290
Additional paid-in capital	277,443	258,375
Accumulated other comprehensive income	2,634	1,748
Retained earnings	75,839	92,482
Treasury stock, at cost; 3,572 and 3,474 shares of common stock at September 30, 2010 and December 31, 2009	(54,730)	(53,993)

Total stockholders’ equity	301,505	298,902

Total liabilities and stockholders’ equity	$9,711,449	$7,251,075

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$37,818	$36,911	$110,287	$110,219
Technology	4,661	6,266	15,252	18,383
Interest, gross	22,995	25,096	63,663	77,973
Other	9,345	12,551	34,474	35,837

Total revenues	74,819	80,824	223,676	242,412
Interest expense from securities operations	5,024	8,601	15,345	26,951

Net revenues	69,795	72,223	208,331	215,461

Expenses
Employee compensation and benefits	31,125	27,204	90,686	85,321
Floor brokerage, exchange and clearance fees	10,320	8,544	28,967	24,719
Communications and data processing	17,802	11,745	41,333	33,870
Occupancy and equipment	8,181	7,422	23,913	22,032
Other expenses	8,018	7,652	26,419	24,533
Interest expense on long-term debt	9,315	3,480	21,299	6,041

	84,761	66,047	232,617	196,516

Income (loss) before income taxes	(14,966)	6,176	(24,286)	18,945
Income tax expense (benefit)	(5,552)	2,309	(7,643)	7,275

Net income (loss)	$(9,414)	$3,867	$(16,643)	$11,670

Earnings (loss) per share — basic	$(0.33)	$0.15	$(0.63)	$0.46

Earnings (loss) per share — diluted	$(0.33)	$0.15	$(0.63)	$0.46

Weighted average common shares outstanding — basic	28,295	25,411	26,576	25,334
Weighted average common shares outstanding — diluted	28,295	25,765	26,576	25,570

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2009	$—	25,548	$290	$258,375	$(53,993)	$1,748	$92,482	$298,902
Net loss	—	—	—	—	—	—	(16,643)	(16,643)
Foreign currency translation adjustments, net of tax of $571	—	—	—	—	—	886	—	886

Comprehensive loss								(15,757)
Purchase of treasury stock	—	(98)	—	—	(737)	—	—	(737)
Stock-based compensation expense	—	361	3	4,105	—	—	—	4,108
Exercise of stock options	—	21	—	88	—	—	—	88
Excess tax deficiency from stock-based compensation plans	—	—	—	(32)	—	—	—	(32)
Issuance of common stock	—	2,456	25	14,586	—	—	—	14,611
Purchases of common stock under the Employee Stock Purchase Plan	—	52	1	321	—	—	—	322

Balance, September 30, 2010	$—	28,340	$319	$277,443	$(54,730)	$2,634	$75,839	$301,505

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(16,643)	$11,670
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,052	14,657
Stock-based compensation	4,108	3,807
Debt discount accretion	2,585	869
Debt issuance costs	1,550	—
Contingent consideration accretion	107	—
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(865,465)	(938,905)
Net receivable/payable with customers	798,030	1,040,548
Net receivable/payable with correspondents	48,839	133,447
Securities borrowed	(121,359)	(325,022)
Securities owned	(92,133)	175,559
Deposits with clearing organizations	(13,570)	(114,688)
Other assets	(58,805)	(141,086)
Net receivable/payable with broker-dealers and clearing organizations	(57,910)	(51,220)
Securities loaned	61,862	42,581
Securities sold, not yet purchased	16,561	15,926
Accounts payable, accrued and other liabilities	26,553	(1,385)

Net cash used in operating activities	(250,638)	(133,242)

Cash flows from investing activities:
Business combinations, net of cash acquired	(1,921)	(21,653)
Purchase of property and equipment	(15,493)	(17,833)

Net cash used in investing activities	(17,414)	(39,486)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	193,294	—
Net proceeds from issuance of convertible notes	—	56,200
Proceeds from revolving credit facility	26,500	20,000
Repayments of revolving credit facility	(115,000)	(25,000)
Net borrowing (repayments) on short-term bank loans	259,004	226,387
Exercise of stock options	88	—
Excess tax benefit from stock-based compensation plans	48	19
Purchase of treasury stock	(737)	(440)
Issuance of common stock	322	314

Net cash used in financing activities	363,519	277,480

Effect of exchange rates on cash	1,393	2,948

Increase in cash and cash equivalents	96,860	107,700
Cash and cash equivalents at beginning of period	48,643	38,825

Cash and cash equivalents at end of period	$145,503	$146,525

Supplemental cash flow disclosures:
Interest payments	$8,591	$6,676
Income tax payments	$6,792	$2,547
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$14,611	$—
Note issued in connection with the Ridge acquisition	$20,578	$—

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries including among others, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, foreign exchange trading services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America. PFSC is an investment dealer and is subject to the rules and regulations of the Investment Industry Regulatory Organization of Canada. PFSL provides settlement services to the London financial community, is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson Futures is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”), is a member of the National Futures Association (“NFA”) and various futures exchanges and is regulated in the United Kingdom by the FSA. PFSA holds an Australian Financial Services License and is a market participant of ASX Limited, Australian Clearing House Pty Limited and ASX Settlement and Transfer Corporation Pty Limited.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly-owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 310, “Receivables,” with Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to require additional disclosures related to financing receivables, including loans and trade accounts receivable with contractual maturities exceeding one year to assist the users of such financial statements in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. With the exception of disclosures related to activity occurring during a reporting period, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of December 31, 2010. The Company is currently evaluating the effects of adoption but does not expect it to be significant.

2.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 9 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. Additionally, the Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

revenues. As of September 30, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $375, which is included in other expenses in the unaudited interim condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid. The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment and is expected to all be deductible for tax purposes over a period of 15 years. The Company has incurred acquisition related costs of $5,251 with $0 and $3,625 recognized in the three and nine month periods ended September 30, 2010. Net revenues of $12,174 and $12,618 and net income of $465 and $510 from Ridge were included in the unaudited interim condensed consolidated statement of operations as of the date of the acquisition for the three and nine months ended September 30, 2010. The Company estimates that net revenues would have been $69,795 and $232,904 for the three and nine months ended September 30, 2010, respectively compared to $84,293 and $250,510 for the three and nine months ended September 30, 2009, respectively and net income (loss) would have been $(9,414) and $(15,753), respectively for the three and nine months ended September 30, 2010 compared to $4,220 and $12,526, respectively for the three and nine months ended September 30, 2009 had the acquisition occurred as of January 1, 2009.

Acquisition of First Capitol Group, LLC

In November 2007, our subsidiary Penson Futures acquired all of the assets of First Capitol Group LLC (“FCG”), an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9,400 in cash and approximately 150 shares of common stock valued at approximately $2,200 to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three-year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8,700 related to the first year of the earnout period. The Company did not make an earnout payment related to the second year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4,000 and intangibles of approximately $7,600. FCG currently conducts business as a division of Penson Futures.

Acquisition of Goldenberg Hehmeyer and Co.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid approximately $27,900, including cash and approximately 139 shares of common stock valued at approximately $3,900 to the previous owners of GHCO. Goodwill of approximately $2,800 and intangibles of approximately $1,000 were recorded in connection with the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson Futures’ pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first or second years of the integrated Penson Futures business. The Company paid $1,072 related to the third year of the earnout in July 2010.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Acquisition of the clearing business of Schonfeld Securities, LLC

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York-based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1,100 shares of common stock valued at approximately $28,300 to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14,800 was recorded as goodwill and approximately $13,500 as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four-year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement (“Schonfeld Asset Purchase Agreement”), for the acquired business. A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At September 30, 2010, a liability of $18,286 was accrued as a result of the third year of the earnout ended May 31, 2010 ($15,221) and four months of the year four earnout ($3,065). This balance is included in other liabilities in the unaudited interim condensed consolidated statement of financial condition as of September 30, 2010. The offset to this liability, goodwill, is included in other assets.

On April 22, 2010, SAI and PFSI entered into a letter agreement (the “Letter Agreement”) with Schonfeld Group Holdings LLC (“SGH”), Schonfeld, and Opus Trading Fund LLC (“Opus”) that amends and clarifies certain terms of the Schonfeld Asset Purchase Agreement. The Letter Agreement, among other things, for purpose of determining the total payment due to Schonfeld under the earnout provision of the Schonfeld Asset Purchase Agreement: (i) removes the payment cap; (ii) clarifies that PFSI has no obligation to compress tickets across subaccounts (unless PFSI does so for other of its correspondents at a later date); and (iii) reduces the SunGard synergy credit from $2,900 to $1,450 in 2010 and $1,000 in 2011. The Letter Agreement also assigns all of Schonfeld’s responsibilities under the Schonfeld Asset Purchase Agreement to its parent company, SGH, and extends the initial term of Opus’s portfolio margining agreement with PFSI from April 30, 2017 to April 30, 2019.

3.	Computation of earnings (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic and diluted:
Net income (loss)	$(9,414)	$3,867	$(16,643)	$11,670

Weighted average common shares outstanding — basic	28,295	25,411	26,576	25,334
Incremental shares from outstanding stock options	—	30	—	25
Shares issuable	—	129	—	90
Non-vested restricted stock	—	24	—	24
Convertible debt	—	171	—	97

Weighted average common shares and common share equivalents — diluted	28,295	25,765	26,576	25,570

Basic earnings (loss) per common share	$(0.33)	$0.15	$(0.63)	$0.46

Diluted earnings (loss) per common share	$(0.33)	$0.15	$(0.63)	$0.46

At September 30, 2009, stock options and restricted stock units totaling 1,043 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

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

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of September 30, 2010 and December 31, 2009.

September 30, 2010	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,478	$—	$2,478

Securities owned
Corporate equity	$341	$—	$341
Listed option contracts	167	—	167
Corporate debt	—	81,898	81,898
Certificates of deposit and term deposits	—	12,138	12,138
U.S. government and agency securities	25,647	—	25,647
Canadian government obligations	—	72,820	72,820
Money market	126,300	—	126,300

	$152,455	$166,856	$319,311

Deposits with clearing organizations
U.S. government and agency securities	$208,421	$—	$208,421
Money market	47,811	—	47,811

	$256,232	$—	$256,232

Securities sold, not yet purchased
Corporate equity	$1,557	$—	$1,557
Listed option contracts	748	—	748
Corporate debt	—	83,352	83,352
Canadian government obligations	—	30,008	30,008

	$2,305	$113,360	$115,665

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2009	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$5,149	$—	$5,149

Securities owned
Corporate equity	$2,021	$—	$2,021
Listed option contracts	127	—	127
Corporate debt	—	70,398	70,398
Certificates of deposit and term deposits	—	26,368	26,368
U.S. government and agency securities	73,775	—	73,775
Canadian government obligations	—	33,691	33,691
Money market	17,100	—	17,100

	$93,023	$130,457	$223,480

Deposits with clearing organizations
U.S. government and agency securities	$261,050	$—	$261,050
Money market	95,532	—	95,532

	$356,582	$—	$356,582

Securities sold, not yet purchased
Corporate equity	$16	$—	$16
Listed option contracts	228	—	228
Corporate debt	—	63,850	63,850
Canadian government obligations	—	33,214	33,214

	$244	$97,064	$97,308

There were no transfers between Level 1 and Level 2 for the three and nine month periods ended September 30, 2010 and 2009.

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $4,468,532 at September 30, 2010. Cash and securities segregated under federal and other regulations by PFSI totaled $4,019,292 at September 30, 2010. Of this amount, $3,957,575 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of September 30, 2010 of $4,059,150. An additional deposit of $150,000 was made on October 4, 2010 as allowed by Rule 15c3-3. The remaining balance of $61,717 ($4,019,292 — $3,957,575) at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of September 30, 2010 of $20,915. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $584,836, including cash of $214,588 was segregated for the benefit of customers by Penson Futures pursuant to CFTC Rule 1.20 at September 30, 2010. Finally, $124,847 and $109,805 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2009, $3,605,651 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2010	2009

Receivable:
Securities failed to deliver	$194,761	$62,613
Receivable from clearing organizations	129,939	162,517

	$324,700	$225,130

Payable:
Securities failed to receive	$175,446	$51,695
Payable to clearing organizations	204,940	284,361

	$380,386	$336,056

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

7.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or estimated fair values as follows:

	September 30,	December 31,
	2010	2009

Securities owned:
Corporate equity	$341	$2,021
Listed options	167	127
Corporate debt	81,898	70,398
Certificates of deposit and term deposits	12,138	26,368
U.S. government and agency securities	25,647	73,775
Canadian government obligations	72,820	33,691
Money market	126,300	17,100

	$319,311	$223,480

Securities sold, not yet purchased:
Corporate equity	$1,557	$16
Listed options	748	228
Corporate debt	83,352	63,850
Canadian government obligations	30,008	33,214

	$115,665	$97,308

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Short-term bank loans and stock loan

At September 30, 2010 and December 31, 2009, the Company had $372,114 and $113,213, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.9% and 1.2%, respectively. As of September 30, 2010, the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $317,215 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At September 30, 2010 and December 31, 2009, the Company had $460,764 and $411,162, respectively, in stock loan and no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2011 on the Convertible Notes in an amount that approximates 15.0% of $47,700, the liability component of the Convertible Notes at June 1, 2010. The Convertible Notes were further discounted by $2,850 for the costs associated with the initial purchasers. These costs are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $1,200 and $3,600, related to the coupon, $589 and $1,698 related to the conversion feature and $179 and $536 related to various issuance costs for the three and nine months ended September 30, 2010, respectively . The Company recognized interest expense of $1,200 and $1,573 related to the coupon, $509 and $679 related to the conversion feature and $178 and $238 related to various issuance costs for the three and nine months ended September 30, 2009, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At September 30, 2010, the estimated fair value of the Convertible Notes was $52,253.

Senior second lien secured notes

On May 6, 2010, the Company issued $200,000 aggregate principal amount of its 12.50% Senior Second Lien Secured Notes due 2017 (the “Notes”). The Notes bear interest at a rate of 12.5% per year and are guaranteed by SAI and PHI. The Notes are secured, on a second lien basis, by a pledge by PWI, SAI and PHI of the equity interests of certain of PWI’s subsidiaries. The Notes were issued pursuant to an Indenture dated as of May 6, 2010 with U.S. Bank National Association as Trustee and Collateral Agent (the “Trustee”) and a Second Lien Pledge Agreement dated as of May 6, 2010 with the Trustee. The rights of the Trustee pursuant to the Second Lien Pledge Agreement are subject to an Intercreditor Agreement entered between PWI, the Trustee and the Administrative Agent for the Company’s senior secured credit facility.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company used a part of the proceeds of the sale to pay down approximately $110,000 outstanding on its revolving credit facility (see discussion below), and used the balance of the proceeds to provide working capital, among other things, to support the correspondents the Company acquired from Ridge and for other general corporate purposes.

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three and nine months ended September 30, 2010 the Company recognized interest expense of $6,250 and 10,069 related to the coupon and $241 and $399 related to various issuance costs. The fair value of the Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At September 30, 2010, the estimated fair value of the Notes was approximately $200,000.

Revolving credit facility

On May 1, 2009, the Company signed a secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009, September 22, 2009, November 2, 2009 and April 1, 2010. The April 1, 2010 amendment to the Credit Facility, among other things, extended the maturity of the Credit Facility to September 30, 2010, increased the aggregate commitments of the Lenders to $125,000 and revised certain financial covenants in the Credit Facility. On May 6, 2010, the Company repaid the Credit Facility and concurrently with such repayment entered into a second amended and restated credit agreement (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. On October 29, 2010, we entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. Currently, we have the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. As of September 30, 2010, the Amended and Restated Credit Facility was undrawn.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% to be paid quarterly (5.79% at September 30, 2010). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries,

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the three and nine months ended September 30, 2010, the Company recognized interest expense of $304 and $314 related to the coupon and $132 and $132 related to the discount. The fair value of the Ridge Seller Note approximated its carrying value of $17,433 as of September 30, 2010.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at September 30, 2010, at the fair value of the related securities and may incur a loss if the fair value of the securities increases subsequent to September 30, 2010.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

11.	Stock-based compensation

The Company makes awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,722 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,456 shares of common stock, net of forfeitures and tax withholdings have been granted and 2,266 shares remain available for future grants at September 30, 2010. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three and nine months ended September 30, 2010 and 2009, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of $38 and $301, respectively, for the three months ended September 30, 2010 and 2009, and $469 and $926, respectively for the nine months ended September 30, 2010 and 2009.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	932	$17.13	3.91	$290
Granted	—	—	—	—
Exercised	(21)	4.22	—	—
Forfeited, cancelled or expired	(26)	19.36	—	—

Outstanding, September 30, 2010	885	$17.37	3.22	$37

Options exercisable at September 30, 2010	869	$17.29	3.21	$37

The aggregate intrinsic value of options exercised during both the three and nine months ended September 30, 2010 and 2009 was $100 and $0, respectively. At September 30, 2010, the Company had $88 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .70 years. Cash received from stock option exercises totaled $88 and $0 for both the three and nine months ended September 30, 2010 and 2009, respectively.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Restricted Stock Units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2009	574	$10.17	2.40	$5,202
Granted	407	8.32	—	—
Distributed	(332)	10.10	—	—
Forfeited	(63)	9.65	—	—

Outstanding, September 30, 2010	586	$8.96	2.14	$2,926

The Company recorded compensation expense relating to restricted stock units of $912 and $710 during the three months ended September 30, 2010 and 2009, respectively, and $3,349 and $2,750 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $4,338 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.11 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of September 30, 2010, 563 shares of common stock had been reserved and 462 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $25 and $45 for the three months ended September 30, 2010 and 2009, respectively, and $124 and $131 for the nine months ended September 30, 2010 and 2009, respectively.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Other

In connection with severance payments made to two senior executives, 30 shares of PWI common stock were issued resulting in stock-based compensation expense of $166 for the three and nine months ended September 30, 2010.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2010 or December 31, 2009.

13.	Income taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2010 was 37.1% and 31.5%, respectively, and was 37.4% and 38.4%, respectively for the three and nine months ended September 30, 2009. The primary factors contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit, and stock-based compensation. The decrease in the effective income tax rate as compared to the three and nine month periods ended September 30, 2009 is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation.

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

	United
As of and For the Three Months Ended September 30, 2010	States	Canada	Other	Consolidated

Total revenues	$59,511	$10,346	$4,962	$74,819
Interest, net	16,325	1,090	556	17,971
Loss before income taxes	(13,457)	(644)	(865)	(14,966)
Net income (loss)	(7,973)	(507)	(934)	(9,414)
Segment assets	8,221,432	1,116,370	373,647	9,711,449
Goodwill and intangibles	176,104	538	312	176,954
Capital expenditures	2,448	1,599	97	4,144
Depreciation and amortization	3,770	338	382	4,490
Amortization of intangibles	1,046	—	—	1,046

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
As of and For the Three Months Ended September 30, 2009	States	Canada	Other	Consolidated

Total revenues	$64,128	$13,770	$2,926	$80,824
Interest, net	15,073	905	517	16,495
Income before income taxes	3,328	2,785	63	6,176
Net income	1,885	1,931	51	3,867
Segment assets	5,996,667	1,643,447	274,379	7,914,493
Goodwill and intangibles	128,428	538	312	129,278
Capital expenditures	3,339	604	738	4,681
Depreciation and amortization	3,446	287	399	4,132
Amortization of intangibles	756	—	—	756

	United
As of and For the Nine Months Ended September 30, 2010	States	Canada	Other	Consolidated

Total revenues	$177,579	$33,714	$12,383	$223,676
Interest, net	44,123	2,964	1,231	48,318
Income (loss) before income taxes	(24,455)	252	(83)	(24,286)
Net income (loss)	(16,557)	250	(336)	(16,643)
Segment assets	8,221,432	1,116,370	373,647	9,711,449
Goodwill and intangibles	176,104	538	312	176,954
Capital expenditures	11,176	3,864	453	15,493
Depreciation and amortization	10,770	983	1,095	12,848
Amortization of intangibles	2,204	—	—	2,204

	United
As of and For the Nine Months Ended September 30, 2009	States	Canada	Other	Consolidated

Total revenues	$195,263	$38,678	$8,471	$242,412
Interest, net	46,870	2,748	1,404	51,022
Income before income taxes	12,573	6,320	52	18,945
Net income	7,241	4,409	20	11,670
Segment assets	5,996,667	1,643,447	274,379	7,914,493
Goodwill and intangibles	128,428	538	312	129,278
Capital expenditures	15,055	981	1,797	17,833
Depreciation and amortization	10,214	859	1,119	12,192
Amortization of intangibles	2,465	—	—	2,465

15.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2010, PFSI had net capital of $147,097, and was $97,440 in excess of its required net capital of $49,657. At December 31, 2009, PFSI had net capital of $94,738, and was $70,417 in excess of its required net capital of $24,321.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2010.

16.	Vendor related asset impairment

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36,000. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson Futures. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25,400.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23,600 of post-bankruptcy petition transfers and approximately $14,400 of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. On May 8, 2009, Penson Futures and PFFI filed a response to the amended complaint seeking to dismiss the new unjust enrichment claim. On June 30, 2009, the Court denied the motion to dismiss without prejudice.

On July 31, 2009, Penson Futures and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson Futures, PFFI, and certain other FCM’s requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. On August 4, 2010, the federal district court held a status hearing, during which the Company and the Sentinel Trustee agreed that discovery with respect to the Sentinel suits was still proceeding. The Company currently does not anticipate that the trials for Penson Futures or PFFI will take place prior to mid-2011.

The Company believes that the Court was correct in ordering the prior distributions and Penson Futures and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Penson Futures or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson Futures and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson Futures and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

17.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. No shares were repurchased during the three months ended September 30, 2010 and 2009. The Company had approximately $4,700 available under the current repurchase program as of September 30, 2010; however, our Amended and Restated Credit Facility limits our ability to repurchase our stock.

18.	Restructuring charge

In June 2010, in connection with the recently signed outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the next six to 15 months. The terms of the plan include both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the three and six month periods ended June 30, 2010 of which $1,687 is included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the statement of operations. The Company estimates that it will incur costs of $2,141 associated with Stay Pay of which $1,808 is related to the United States segment, $76 associated with the Canada segment and $257 related to the Other segment. The Company has recorded a charge of $432 in connection with the Stay Pay for both the three and nine month periods ended September 30, 2010 of which $362 is associated with the United States segment, $30 is related to the Canada segment and $40 is associated with the Other segment. These charges are being recorded on a straight line basis as the benefits are earned.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 329 active securities clearing correspondents and 57 futures clearing correspondents as of September 30, 2010. Our net revenues were $69.8 million and $72.2 million for the three months ended September 30, 2010 and 2009, respectively, while our net revenues were $208.3 million and $215.5 million respectively, for the nine months ended September 30, 2010 and 2009. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our clients. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

The stock loan conduit business consists of a “matched book” where we borrow stock from an independent party in the securities business and then loan the exact same shares to a third party who needs the shares. We pay interest expense on the borrowings and earn interest income on the loans, earning an average net spread of 40 to 90 basis points on the transactions. Due to regulatory and marketplace changes regarding short-selling of certain securities, clearing brokers that violate certain short-selling rules, including the failure to timely deliver securities, are now subject to significantly more stringent penalties. These changes as well as potential future regulatory changes have had and may continue to have a negative impact on the earnings we have historically seen in our conduit business.

Fiscal 2010 Highlights

•	On June 25, 2010, we closed our acquisition of the clearing and execution services business of Ridge Clearing & Outsourcing Solutions, Inc.

•	On May 6, 2010, we sold $200 million 12.5% senior second lien secured notes due May 15, 2017.

•	On May 6, 2010, we signed a new three-year $75 million revolving credit facility. We signed an amendment to the credit facility on October 29, 2010, which revised certain financial covenants and provided additional availability of funds under the facility.

•	We increased our correspondent count to 386 as of September 30, 2010.

•	Our interest earning daily average balances reached a record $6.7 billion for the three months ended September 30, 2010.

•	As of September 30, 2010, our PFSA subsidiary, which began clearing operations in December 2009, has eight correspondents.

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

Revenues from clearing and commission fees represented 54% and 51% of our total net revenues for the three months ended September 30, 2010 and 2009, respectively, while revenues from clearing and commission fees represented 53% and 51% of our total net revenues for the nine months ended September 30, 2010 and 2009, respectively.

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

Net interest income represented 26% and 23% of our total net revenues for the three months ended September 30, 2010 and 2009 and 23% and 24% for the nine months ended September 30, 2010 and 2009, respectively.

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

Comparison of the three months ended September 30, 2010 and September 30, 2009

Overview

Results of operations declined for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. With the exception of clearing and commission fees, net revenues declined across all categories when compared to the September 30, 2009 quarter; however, some of these declines, primarily in clearing and commissions and net interest were offset by the addition of the Ridge business that closed on June 25, 2010. The most significant decline before taking the Ridge acquisition into consideration was in clearing and commission fees resulting from weaker equity and options volumes in the U.S. and Canada. These declines were more than offset by higher futures volumes and higher equity volumes in the U.K., the addition of the Ridge business and the addition of PFSA, our Australian clearing business which began clearing for its first correspondent in December 2009. The volume declines followed the trend across the industry with equity average daily volumes in the U.S. down approximately 19% and options average daily volumes down over 5%. Net interest revenues declined before taking into consideration the effect of the Ridge acquisition. This is primarily attributed to lower net spreads which were offset in part by higher average balances. We also incurred higher operating expenses, primarily in employee compensation and benefits, communications and data processing and interest expense on long-term debt. These higher costs are attributable to the aforementioned Ridge acquisition, a $2.2 million severance charge and higher levels of long-term debt associated with the $200 million debt offering completed in the second quarter of 2010 and the $20.6 million Ridge Seller Note offset by a $110 million reduction in our revolving credit facility during the second quarter 2010 ($70.0 million as of September 30, 2009).

Operating results decreased $15.9 million during the third quarter of 2010 as compared to the third quarter of 2009, for our U.S., Canadian and U.K. operating businesses. Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $11.4 million due primarily to lower clearing and commission fees and associated other revenues from execution services and our trade aggregation business resulting from lower volumes, lower technology revenue, higher communications and data processing, higher employee compensation and benefits and higher interest expense on long-term debt. These results were affected by the previously discussed Ridge acquisition which added approximately $12.2 million of net revenues and $11.4 million of operating expenses. Our Canadian business experienced an operating loss of $.6 million for the September 30, 2010 quarter compared to an operating profit of $2.8 million in the September 30, 2009 quarter primarily due to lower clearing and commission fees resulting from lower volumes. The U.K. business incurred an operating loss of $2.5 million in the current quarter compared to an operating loss of $1.4 million in the year ago quarter due primarily to higher employee compensation and benefits resulting from associated severance costs and higher other expenses from consulting and professional fees related to independent reviews of regulated business processes.

The above factors resulted in lower operating results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$907	2.5
Technology	(1,605)	(25.6)
Interest:
Interest on asset based balances	979	5.2
Interest on conduit borrows	(4,534)	(69.2)
Money market	1,454	1,264.3

Interest, gross	(2,101)	(8.4)
Other revenue	(3,206)	(25.5)

Total revenues	(6,005)	(7.4)

Interest expense:
Interest expense on liability based balances	243	7.2
Interest on conduit loans	(3,820)	(73.0)

Interest expense from securities operations	(3,577)	(41.6)

Net revenues	(2,428)	(3.4)

Expenses:
Employee compensation and benefits	3,921	14.4
Floor brokerage, exchange and clearance fees	1,776	20.8
Communications and data processing	6,057	51.6
Occupancy and equipment	759	10.2
Other expenses	366	4.8
Interest expense on long-term debt	5,835	167.7

	18,714	28.3

Net revenues

Net revenues decreased $2.4 million, or 3.4%, to $69.8 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees increased $.9 million, or 2.5%, to $37.8 million during this same period. This increase is attributable to clearing and commission fees of approximately $7.4 million related to the Ridge acquisition, approximately $1.8 million from our Australian subsidiary, PFSA which began clearing in December 2009 and approximately $1.5 million from our futures business. There was a decrease of approximately $9.8 million associated with our existing securities clearing businesses in the U.S. and Canada. Clearing and commissions revenues remained flat in the U.K. The increase in clearing and commission fees in our futures business is attributable to higher futures volumes. The decrease in clearing and commission fees is primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent and lower equity and option volumes in the U.S.

Technology revenue decreased $1.6 million, or 25.6%, to $4.7 million primarily due to lower licensing fees of approximately $.6 million resulting from the expiration of a licensing contract in the third quarter 2009 and lower recurring revenue of approximately $.9 million.

Interest, gross decreased $2.1 million or 8.4%, to $23.0 million during the quarter over quarter period. Interest revenues from customer balances increased $2.4 million or 13.1% to $21.0 million due to higher money market revenues of $1.5 million and an increase in our average daily interest earning assets of $1.4 billion or 25.1% to $6.7 billion offset by a decrease in our average daily interest rate of 18 basis points, or 16.4%, to .92%.

Interest from our stock conduit borrows operations decreased $4.5 million or 69.2% to $2.0 million, as a result of a decrease in our average daily interest rate of 238 basis points or 63.3% to 1.38% and a decrease in our average daily assets of approximately $113.8 million, or 16.3% to $583.9 million. (See page 24 for a description of our conduit business.)

Other revenue decreased $3.2 million, or 25.5%, to $9.3 million primarily due to a $1.1 million decrease in our trade aggregation business and $1.7 million in execution services revenues due to lower volumes as well as a $1.1 million decrease in equity and foreign exchange trading offset by higher account servicing fees of $.7 million.

Interest expense from securities operations decreased $3.6 million, or 41.6%, to $5.0 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. Interest expense from clearing operations increased approximately $.2 million, or 7.2%, to $3.6 million due to an increase in our average daily balances on our short-term obligations of $1.4 billion, or 28.8%, to $6.1 billion offset by a 4 basis point or a 14.3% decrease in our average daily interest rate to .24%.

Interest from our stock conduit loans decreased $3.8 million, or 73.0% to $1.4 million due to a 204 basis point decrease, or 67.8% in our average daily interest rate to .97% and a $112.9 million, or a 16.2% decrease in average daily balances to $582.6 million.

Interest, net increased from $16.5 million for the quarter ended September 30, 2009 to $18.0 million for the quarter ended September 30, 2010. This increase was due to higher money market revenues of $1.5 million and higher customer balances attributable to our Ridge acquisition as well a higher correspondent count from our existing businesses offset by a lower interest rate spread of 18 basis points on customer balances and 34 basis points on lower conduit balances.

Employee compensation and benefits

Total employee costs increased $3.9 million, or 14.4%, to $31.1 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010, primarily due to severance charges of approximately $2.1 million related to a reduction in force across all of our operating companies and $.4 million of costs related to future outsourcing resulting from our recent Ridge acquisition (see Note 18 to our unaudited interim condensed consolidated financial statements) and a program to reduce overhead as a result of the current market environment, $.8 million associated with our PFSA subsidiary and $.8 million related to employees from Ridge offset by lower incentive-based compensation expense. Employee headcount decreased by 28 as a result of reductions in force offset by increases in headcount at PFSA of 20 and 30 employees associated with the Ridge acquisition. Employee headcount was 1,041 as of September 30, 2010.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $1.8 million, or 20.8%, to $10.3 million for the quarter ended September 30, 2010 from the quarter ended September 30, 2009, primarily due to the addition of the Ridge business, the addition of PFSA and higher futures volumes offset by lower equity and options volumes in the U.S. and the U.K.

Communication and data processing

Total expenses for our communication and data processing requirements increased $6.1 million, or 51.6%, to $17.8 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010 due primarily to the addition of the Ridge business and PFSA.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.8 million, or 10.2%, to $8.2 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010, primarily due to increased software amortization attributable to new computer systems and the addition of the Ridge business and PFSA.

Other expenses

Other expenses increased $.4 million, or 4.8%, to $8.0 million from the quarter ended September 30, 2009 to the quarter ended September 30, 2010, primarily due to higher professional fees offset by lower legal fees.

Interest expense on long-term debt

Interest expense on long-term debt increased $5.8 million from $3.5 million for the quarter ended September 30, 2009 to $9.3 million for the quarter ended September 30, 2010. This increase is primarily attributable to approximately $6.5 million higher interest costs associated with our senior second lien secured notes issued on May 6, 2010, $.1 million associated with our senior convertible notes issued on June 3, 2009 and $.4 million related to the Ridge Seller Note issued on June 25, 2010 offset by approximately $1.2 million in lower interest expense associated with our revolving credit facility. These higher interest costs are associated with higher interest rates and higher average balances as compared to the prior period.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 37.1%, was $5.6 million for the quarter ended September 30, 2010 as compared to an effective tax rate of 37.4% and income tax expense of $2.3 million for the quarter ended September 30, 2009. This decrease is primarily attributed to a pretax loss of $15.0 million in the current quarter compared to pretax income of $6.2 million in the prior quarter. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that creates additional taxable income.

Net income (loss)

As a result of the foregoing, we incurred a net loss of $9.4 million for the quarter ended September 30, 2010 compared to net income of $3.9 million for the quarter ended September 30, 2009.

Comparison of the nine months ended September 30, 2010 and September 30, 2009

Overview

Results of operations declined for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. With the exception of clearing and commission fees, net revenues declined across all categories when compared to the September 30, 2009 quarter; however, some of these declines, primarily in clearing and commissions and net interest were offset by the addition of the Ridge business that closed on June 25, 2010. The most significant decline before taking the Ridge acquisition into consideration was in clearing and commission fees resulting from weaker equity and options volumes in the U.S. and Canada. These declines were more than offset by higher futures volumes and higher equity volumes in the U.K., the addition of the Ridge business and the addition of PFSA, our Australian clearing business which began clearing for its first correspondent in December 2009. The volume declines followed the trend across the industry with equity average daily volumes in the U.S. down over 13% and options average daily volumes down approximately 6%. Net interest revenues declined before taking into consideration the effect of the Ridge acquisition. This is primarily attributed to lower net spreads which were offset in part by higher average balances. We also incurred higher operating expenses, primarily in employee compensation and benefits, communications and data processing, floor brokerage, exchange and clearance fees and interest expense on long-term debt. These higher costs are attributable to the aforementioned Ridge acquisition, $5.9 million in severance charges and higher levels of long-term debt associated with the $200 million debt offering completed in the second quarter of 2010 and the $20.6 million Ridge Seller Note offset by a $110 million reduction in our revolving credit facility during the second quarter 2010 ($70.0 million as of September 30, 2009).

Operating results declined $24.4 million during the first nine months of 2010 as compared to the first nine months of 2009, for our U.S., Canadian and U.K. operating businesses. Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $16.5 million due to lower net interest income, lower technology revenues, higher communications and data processing, higher floor brokerage, exchange and clearance fees due to lower industry rebates and higher interest expense on long-term debt. Our Canadian business experienced an operating profit of $.3 million for the nine months ended September 30, 2010 compared to an operating profit of $6.3 million in the September 30, 2009 period due to lower clearing and commission fees due to lower equity volumes and higher operating expenses offset by higher account servicing fees. The U.K. business incurred an operating loss of $5.8 million in the current period compared to an operating loss of $4.0 million in the year ago period due primarily to lower net interest income and slightly higher operating expenses. PFSA incurred an operating loss of approximately $2.9 million in the first nine months of 2010 compared to an operating loss of $.6 million in 2009.

The above factors resulted in lower operating results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$68	0.1
Technology	(3,131)	(17.0)
Interest:
Interest on asset based balances	(1,382)	(2.5)
Interest on conduit borrows	(12,222)	(58.7)
Money market	(706)	(30.7)

Interest, gross	(14,310)	(18.4)
Other revenue	(1,363)	(3.8)

Total revenues	(18,736)	(7.7)

Interest expense:
Interest expense on liability based balances	(1,616)	(14.5)
Interest on conduit loans	(9,990)	(63.2)

Interest expense from securities operations	(11,606)	(43.1)

Net revenues	(7,130)	(3.3)

Expenses:
Employee compensation and benefits	5,365	6.3
Floor brokerage, exchange and clearance fees	4,248	17.2
Communications and data processing	7,463	22.0
Occupancy and equipment	1,881	8.5
Other expenses	1,886	7.7
Interest expense on long-term debt	15,258	252.6

	36,101	18.4

Net revenues

Net revenues decreased $7.1 million, or 3.3%, to $208.3 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees increased approximately $.1 million, or .1%, to $110.3 million during this same period. This increase is attributable to clearing and commission fees of approximately $7.7 million related to the Ridge acquisition, approximately $3.4 million from PFSA which began clearing in December 2009, approximately $2.6 million from our futures business and $.3 million in the U.K. There was a decrease of approximately $13.9 million associated with our existing securities clearing businesses in the U.S. and Canada. The increase in clearing and commission fees in our futures business is attributable to higher futures volumes. The decrease in clearing and commission fees is primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent and lower equity and option volumes in the U.S during the third quarter.

Technology revenue decreased $3.1 million, or 17.0%, to $15.3 million due to lower licensing fees of approximately $2.6 million due to the expiration of a licensing contract in the third quarter 2009 and lower recurring revenues of approximately $.5 million.

Interest, gross decreased $14.3 million or 18.4%, to $63.7 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Interest revenues from customer balances decreased $2.1 million or 3.7% to $55.1 million due to a decrease in our average daily interest rate of 35 basis points or 23.3% to 1.15%, offset by an increase in our average daily interest earning assets of $1.3 billion or 27.1% to $6.2 billion.

Interest from our stock conduit borrows operations decreased $12.2 million or 58.7% to $8.6 million, as a result of a decrease in our average daily interest rate of 236 basis points or 55.8% to 1.87% and a decrease in our average daily assets of approximately $47.7 million, or 7.3% to $609.4 million. (See page 24 for a description of our conduit business.)

Other revenue decreased $1.4 million, or 3.8%, to $34.5 million primarily due to decreases in execution services revenues of $2.8 million and $1.0 million decrease in our trade aggregation business resulting from lower volumes as well as a decrease of approximately $2.5 million in equity and foreign exchange trading offset primarily by increased account servicing fees of approximately $5.0 million.

Interest expense from securities operations decreased $11.6 million, or 43.1%, to $15.3 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Interest expense from clearing operations decreased approximately $1.6 million, or 14.5%, to $9.5 million due to an 11 basis point or 32.4% decrease in our average daily interest rate to .23% offset by an increase in our average daily balances on our short-term obligations of $1.3 billion, or 29.3%, to $5.7 billion.

Interest from our stock conduit loans decreased $10.0 million, or 63.2% to $5.8 million due to a 194 basis point decrease, or 60.4% in our average daily interest rate to 1.27% and a $47.5 million, or 7.3% decrease in our average daily balances to $607.6 million.

Interest, net decreased from $51.0 million for the nine months ended September 30, 2009 to $48.3 million for the nine months ended September 30, 2010. This decrease was due to a lower interest rate spread of 24 basis points on customer balances and 42 basis points on conduit balances as well as slightly lower conduit balances offset by higher customer balances attributable to our Ridge acquisition as well a higher correspondent count from our existing businesses.

Employee compensation and benefits

Total employee costs increased $5.4 million, or 6.3%, to $90.7 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily due to severance charges of approximately $5.8 million and $.4 million of costs related to future outsourcing resulting from our recent Ridge acquisition (see Note 18 to our unaudited interim condensed consolidated financial statements) and a program to reduce overhead as a result of the current market environment, $2.1 million associated with our PFSA subsidiary and $.9 million associated with the Ridge acquisition offset by lower incentive-based compensation expense of approximately $1.8 million. Employee headcount decreased by 28 as a result of reductions in force offset by increases in headcount at PFSA of 20 and 30 employees associated with the Ridge acquisition. Employee headcount was 1,041 as of September 30, 2010.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $4.2 million, or 17.2%, to $29.0 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009, due to higher equity, options and futures volumes, a change in mix, lower industry rebates and the addition of our PFSA subsidiary.

Communication and data processing

Total expenses for our communication and data processing requirements increased $7.5 million, or 22.0%, to $41.3 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 due primarily to the addition of the Ridge business and PFSA.

Occupancy and equipment

Total expenses for occupancy and equipment increased $1.9 million, or 8.5%, to $23.9 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 primarily due to increased software amortization attributable to new computer systems and the addition of the Ridge business and PFSA.

Other expenses

Other expenses increased $1.9 million, or 7.7%, to $26.4 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily due to $3.0 million of costs associated with the closing of the Ridge acquisition, $1.5 million in legal expenses incurred in the second quarter to conclude certain outstanding litigation and the addition of our PFSA subsidiary, offset by lower legal fees of $1.0 million during the first quarter of 2010, lower consulting costs of $.8 million related to a risk management review in 2009, expense related to a prior acquisition that is fully amortized and lower professional fees.

Interest expense on long-term debt

Interest expense on long-term debt increased $15.3 million from $6.0 million for the nine months ended September 30, 2009 to $21.3 million for the nine months ended September 30, 2010 resulting primarily from approximately $10.5 million associated with our senior second lien secured notes issued on May 6, 2010, $3.4 million of additional interest expense associated with our senior convertible notes issued on June 3, 2009, $.4 million related to the Ridge Seller Note and approximately $1.0 million higher interest costs on our revolving credit facility. These higher interest costs are associated with higher interest rates and higher average balances as compared to the prior period.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 31.5%, was $7.6 million for the nine months ended September 30, 2010 as compared to an effective tax rate of 38.4% and income tax expense of $7.3 million for the nine months ended September 30, 2009. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that create additional taxable income.

Net income (loss)

As a result of the foregoing, we incurred a net loss of $16.6 million for the nine months ended September 30, 2010 compared to net income of $11.7 million for the nine months ended September 30, 2009.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2010, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $317.2 million while two lines had no stated limit. As of September 30, 2010, we had approximately $372.1 million in short-term bank loans outstanding, which left approximately $241.8 million available under our lines of credit with stated limitations.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. At September 30, 2010, we had approximately $460.8 million in borrowings under stock loan arrangements.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to its subsidiaries. PWI has the ability to obtain capital through equipment leases, typically secured by the equipment itself and through the Amended and Restated Credit Facility. Currently we have the capacity to borrow up to $25 million under our Amended and Restated Credit Facility. As of September 30, 2010, the Company had no borrowings outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous Credit Facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrently with the closing of its Notes offering, the Company paid off its existing Credit Facility and entered into the Amended and Restated Credit Facility. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI. and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At September 30, 2010, PFSI had net capital of $147.1 million, which was $97.4 million in excess of its required net capital of $49.7 million.

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of September 30, 2010. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2010.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the consolidated financial statements as of and for the year ended December 31, 2009, as filed with the SEC on Form 10-K , we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development and the valuation of stock-based compensation.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson Futures. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. On May 8, 2009, Penson Futures and PFFI filed a response to the amended complaint seeking to dismiss the new unjust enrichment claim. On June 30, 2009, the Court denied the motion to dismiss without prejudice.

On July 31, 2009, Penson Futures and PFFI filed their motion for reconsideration of the Court’s order denying their motion to dismiss the unjust enrichment claim. On September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson Futures, PFFI, and certain other FCM’s motions requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court. On August 4, 2010, the federal district court held a status hearing, during which we and the Sentinel Trustee agreed that discovery with respect to the Sentinel suits was still proceeding. We currently do not anticipate that the trials for Penson Futures or PFFI will take place prior to mid-2011.

The Company believes that the Court was correct in ordering the prior distributions and Penson Futures and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson Futures or PFFI will result in a limitation or avoidance of potential repayment liabilities. In the event that Penson Futures and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson Futures and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

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

Realtime Data, LLC d/b/a IXO v. Thomson Reuters et al. Realtime Data, LLC (“Realtime”) has filed lawsuits against the Company and Nexa (along with numerous other financial institutions, exchanges, and financial data providers) in the United States District Court for the Eastern District of Texas in consolidated cases styled Realtime Data, LLC d/b/a IXO v. Thomson Reuters et al. Realtime alleges, among other things, that the defendants’ activities infringe upon patents allegedly owned by Realtime, including our use of certain types of data compression to transmit or receive market data. Realtime is seeking both damages for the alleged infringement as well as a permanent injunction enjoining the defendants from continuing infringing activity. Discovery with respect to this matter is proceeding.

A trial of Realtime’s claims is tentatively scheduled for December 12, 2011. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided.

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

Market weaknesses and lower trading volumes may negatively affect our results of operations and profitability.

We are subject to risks as a result of fluctuations in the securities and futures markets. A prolonged period of market weakness and low trading volumes could adversely impact our business and the business of our customers. There is a direct correlation between the volume of our customers’ trading activity and our results of operations. If our customers’ trading activity decreases, we expect that it would have a negative impact on our results of operations and profitability. We, along with other participants in the equity and futures markets, have experienced a substantial decrease in trading volumes over the most recent quarters that has materially adversely affected our profitability during such time.

Recently enacted financial reform legislation and related regulations may negatively affect our business activities, results of operations and profitability.

Recent market and economic conditions have led to the enactment of new legislation and other proposals for changes in the regulation of the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. While certain provisions of the Dodd-Frank Act will be effective immediately, many other provisions will be effective only following extended transition periods of varying lengths. Therefore, it is impractical at present to forecast the comprehensive effects of the legislation. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions.

While we are currently assessing the impact that these initiatives will have directly on our business, we are also assessing the indirect effect on us due to the impact on certain of our customers. As a result of the effect of these new legislative and regulatory changes on our customers, our revenue may materially decrease, our ability to pursue certain business opportunities may be limited, we may be required to change certain of our business practices, we may incur significant additional costs and we may otherwise have our business adversely affected. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, we cannot provide assurance that any such new legislation or regulation would not have an adverse effect on our business, results of operations, profitability or financial condition.

Our ability to borrow a limited amount of funds under our Amended and Restated Credit Facility may adversely affect our liquidity and our results of operations.

Under our Amended and Restated Credit Facility we have the ability to borrow up to $75 million, depending on whether we meet certain financial covenants contained in the agreement. We currently have the capacity to borrow up to $25 million. While we believe we are in a strong financial position, and our broker-dealer subsidiaries continue to have access to capital to finance day-to-day operations through separate secured facilities, our ability to borrow a limited amount of funds under our primary facility could adversely affect us if we have an unanticipated need for additional capital and cannot obtain capital, or can only obtain capital on terms that are not favorable to us. We believe that we will be able to find alternative sources of capital should we need to raise additional funds, but we cannot guarantee that we will be able to raise capital on terms that we believe are favorable to us.

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

The following table sets forth the repurchases we made during the three months ended September 30, 2010 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

July	16,403	$5.69
August	18,419	5.33
September	5,584	4.93

Total	40,406	$5.42

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the third quarter of 2010. The maximum number of shares that could have been purchased under this plan for the months of July, August and September 2010 was 824,016, 879,672 and 951,045 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1	Letter Agreement, dated August 17, 2010, by and among Penson Worldwide, Inc. and Daniel P. Son.	(1)
10.2	Consulting Agreement, dated August 17, 2010, by and among Penson Worldwide, Inc. and Holland Consulting, LLC.	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: November 9, 2010

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: November 9, 2010

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Letter Agreement, dated August 17, 2010, by and among Penson Worldwide, Inc. and Daniel P. Son.	(1)
10.2	Consulting Agreement, dated August 17, 2010, by and among Penson Worldwide, Inc. and Holland Consulting, LLC.	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.