Form 10-K
period 2010-12-31
PENSON WORLDWIDE INC
filed 2011-03-04
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 (the last business day of the registrants’ most recently completed second fiscal quarter) was $86,553,301.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 1, 2011 was 28,492,249.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrant’s Definitive Proxy Statement relating to its 2011 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2010

“Penson” and the Penson logo are our trademarks. Other service marks, trademarks and trade names referred to in this annual report are the property of their respective owners.

Basis of Presentation

In this Annual Report on Form 10-K, the term “Penson” refers to Penson Worldwide, Inc., a Delaware corporation and its subsidiaries on a consolidated basis. Unless otherwise indicated, all references in this report to the “Company,” “Penson,” “we,” “us” and “our” refer to Penson Worldwide, Inc. and our subsidiaries.

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

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America and certain territories. PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the London financial community and is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson Futures is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), various futures exchanges and is regulated in the United Kingdom by the FSA. PFSA holds an Australian Financial Services License and is a market participant of the Australian Securities Exchange (“ASX”) and a clearing participant of the Australian Clearing House.

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

Overview

We are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies. Unlike most other major clearing providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe that our position as the leading independent provider in Canada, Australia and the United States is a significant differentiating factor relative to our competitors. We supply a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing all of our products and services. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our effort to expand our sales and attract new clients.

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

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Based on the number of correspondents as of December 31, 2010, we are the largest independent clearing broker in the U.S., and among the top two clearing brokers overall in the U.S., the largest independent clearing broker in Canada, the largest independent clearing broker in Australia and the second largest in the U.K. We have grown both organically and through acquisitions. As of December 31, 2010, we had 430 active correspondents worldwide, compared to 290 correspondents as of December 31, 2009. As of December 31, 2010, our pipeline of new correspondents under contract was 30, the majority of which we expect to begin clearing with us by June 30, 2011.

With operations based in the U.S., Canada, U.K., Asia and Australia, we have established a worldwide presence primarily focused on the global markets for equities, options, futures, fixed income and foreign exchange products. We believe that international markets offer an important target market as certain characteristics of the U.S. market, including significant increases in retail, self-directed and online trading, and increased trading volumes and executions, continue to expand globally. We are organized into operating segments based on geographic regions (See Note 22 to our consolidated financial statements).

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

For the year ended December 31, 2010, we generated net revenues of $288.3 million. Clearing and commission fees, net interest income, technology revenues and other revenues comprised 53%, 24%, 7% and 16% of our net revenues, respectively. Approximately 40% of our securities correspondents generate both clearing and technology revenue. In addition, some of our customers generate revenue from both securities and futures trading, and trade in multiple global markets. The following table represents the percentages of net revenues and total correspondents by correspondent type:

	Percentage of Net	Percentage of Total
Correspondent Type	Revenues	Correspondents

Direct market access	14.4%	8.8%
Retail	15.5%	36.2%
Online	15.7%	7.8%
Institutional	17.0%	30.4%
Other	37.4%	16.8%

The Other category consists of broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, futures trading, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past year, our net interest revenues increased from $65.9 million in 2009 to $68.5 million in 2010, representing approximately 23% and 24% of our aggregate net revenues, respectively.

Clients

Currently, our principal clients are online, direct access, institutional and traditional retail brokers. We are increasingly adding large banks, institutional brokers, financial technology companies and securities exchanges as clients. Online broker-dealers principally enable investors to perform trades through the broker via the Internet through browser-based technology. Direct access broker-dealers principally provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is a financial data content or trading software firm that purchases our data or combines its offerings with our trading software. Through our acquisitions of Goldenberg Hehmeyer and Co. (“GHCO”) and First Capitol Group LLC (“FCG”) in 2007,which both operate within Penson Futures, we added a number of futures related clients, including introducing brokers, non-clearing FCMs, commercial customers, customers who engage in hedging and risk management activities and other customers who trade futures and other instruments.

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

Shift to outsourced solutions.  Broker-dealers and many FCMs are continuing to outsource their clearing functions. In addition, firms in the global securities and investment industry are expanding their use of third-party technology to manage their securities trading infrastructure.

Increase in trading in multiple markets.  Investors increasingly seek to trade in multiple markets, asset classes and currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes are prompting correspondents to seek the most comprehensive and sophisticated service providers. We have sought to capitalize on this trend by expanding our product offering into high growth areas such as the futures market, where we have significantly expanded since early 2007. Net revenues from our futures product offering comprised approximately 10% and 11% of total net revenues in 2010 and 2009.

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

Opportunities in the Canadian, European, Asian and Australian markets.  The securities and investments industries outside of the U.S., including those in Canada, Europe, Asia and Australia have followed many of the same trends as the U.S. market. Many industry participants are now requiring the same complex and sophisticated clearing and execution services that are common in the U.S. In addition, clearing firms in these markets are less likely to own trading applications, creating opportunities for the sale of Nexa’s products. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo during 2008 in order to expand our Asian operations. Our Asian operations are currently focused on marketing our technology products. We launched our Australian office in the second quarter of 2009, and began clearing operations there in December, 2009. We recently acquired execution contracts for 34 Australian correspondents and we currently have 48 Australian correspondents. We expect significant growth opportunities in Australian markets in 2011.

Our product offering

Clearing and related services

As a securities and futures processing infrastructure provider, Penson’s services include securities and futures clearing and settlement, execution, custody, account maintenance, data processing services, and technology services. Clearing is the verification of information and matching between two parties in a securities or futures transaction which is followed by the subsequent settlement of that transaction in exchange for payment or margin deposit. Custody services are the safe-keeping and managing of another party’s assets, such as securities, as well as customer account maintenance and customized data processing services. Clients for whom we provide securities clearing and custody services are generally referred to as our “correspondents” or “introducing brokers.” We also provide commodity risk management and other services to certain of our futures customers.

We have made substantial investments in the development of customized data processing systems that we use to provide these “back-office” services to our correspondents on an integrated, efficient and cost-effective basis, allowing us to process a high volume of transactions without sacrificing stability and reliability. In 2010, we processed an average of 1.3 million equity transactions, 1.4 million equity options contracts and 492,000 futures contracts per day. Our products and services reduce the need for our correspondents to make significant capital investments in a clearing infrastructure and allow them to focus on their core business competencies. These systems also enable our correspondents to provide customized, timely transaction and account information to their customers, and to monitor the risk level of their customers on a real-time basis. We have found that our comprehensive suite of advanced technology solutions is often an important factor in winning new correspondents.

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

We have grown organically and through acquisitions to become the leading global independent provider of securities clearing services in our primary markets with 430 active correspondents in the U.S., Canadian, Asian, Australian and U.K. markets, which includes 59 futures correspondents as of December 31, 2010. As of December 31, 2010 (based on the number of correspondents), we were the largest independent clearing broker-dealer in the U.S., Canada and Australia, as well as the second largest clearing broker in the U.K. Furthermore, as of December 31, 2010 (based on the number of correspondents), we are also the second largest clearing broker in the U.S. overall. Unlike most other major clearing service providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider of securities clearing services in our primary markets is a significant differentiating factor.

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

Our client base comprises the following categories:  online, direct market access, institutional, retail and algorithmic, options, futures, foreign exchange and other. For the year ended December 31, 2010, no single category of correspondent represented more than 17% of total net revenues. In addition, no single correspondent represented more than 6.8% of net revenue, with our top ten correspondents constituting 26.1% of our net revenues. As previously announced, we will be losing a significant amount of the revenues generated from our largest correspondent during 2011; however, we believe we will be able to replace a substantial portion of that revenue from new correspondents we have signed. Additionally, we have diversified our client base internationally through our operations in Canada, the U.K., Australia and Asia, and by asset class through expanding our operations into the futures business and foreign exchange businesses, among others.

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

With an average of 31 years of industry experience and holding a substantial equity interest in Penson, our Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., and Philip A. Pendergraft, our Chairman and Chief Executive Officer, respectively, founded our business in 1995 and have built it to its current position. Daniel P. Son, co-founder of our company, resigned his position as President of the Company effective September 1, 2010, but continues to serve the Company as a non-executive vice chairman of the Board, and is expected to provide consulting services in 2011 pursuant to a contract entered into between PWI and Holland Consulting, LLC, a company controlled by Mr. Son.

Business strategies

Leverage existing platform to expand our product offerings and client base.

We believe our infrastructure provides a leading fully-integrated securities clearing and technology product package to our core market, and additional products can be offered and new clients can be added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•	Focusing on high-volume direct access and online broker-dealers and the futures trading industry. We will continue to market our clearing services to the growing futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service.

•	Further expanding our client base in the institutional and retail brokerage markets. We are expanding our focus on the traditional institutional and retail brokerage industry. Many institutional and retail brokers in the

U.S. have outsourced their clearing functions, and we believe this trend is continuing internationally, which creates opportunities for us globally. We are also targeting these firms for our technology products and services, which we believe will increase as we finalize the transition to Broadridge’s systems. See “Business — Strategic Acquisitions” for a description of the Ridge acquisition.

•	Expanding our client base in the quantitative trading sector. Our technology products enable us to increasingly market our services to the rapidly growing quantitative trading sector. This sector is among the most significant drivers of growth in the overall securities markets and we intend to increase our focus on this market sector.

•	Expanding our futures business. Our purchase of GHCO in February, 2007 was a significant step in expanding our futures clearing operations and our purchase of FCG in November, 2007 gives us the ability to expand our futures offering to clients that need risk management and other services.

•	Expand offering of portfolio margining. Portfolio margining allows us to extend margin lending to cover a higher percentage of the purchase price of securities than the percentage required under Regulation T based on a risk calculation model approved by the SEC. We approve our correspondents internally for portfolio margining based on several factors including account size, net capital, regulatory background and margin experience. At December 31, 2010, we had 881 portfolio margining accounts with a weighted average balance of approximately $123.9 million in the fourth quarter of 2010.

•	Expand offering of foreign exchange products. In 2009, we launched our foreign exchange product, which provides our customers a focused traditional and technology-based center of competency in both deliverable and non-deliverable foreign exchange. Our foreign exchange product is traditionally used by correspondents to facilitate international transactions in equities and bonds. These services can be accessed through direct contact with our foreign exchange department or through our electronic trading platform.

Expanding our operations internationally.

We believe our ability to service clients internationally will become more important as investors increasingly trade on a global basis. In addition, we intend to expand our margin lending business internationally. Our presence in the non-U.S. markets gives us several opportunities to pursue additional revenues across our product and service offerings. It allows us to better serve our correspondents who are U.S.-based by helping facilitate their growth and providing them with greater access to international markets. It also gives us greater access to the potential customer base in those local markets. We opened our first Asian office in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008. We expanded our offering of technology products in Asian markets in 2009 and 2010 and intend to continue expansion into the Asian markets in 2011. We launched PFSA in the second quarter of 2009, and began clearing operations there in December 2009. We expect significant growth opportunities in the Australian markets in 2011.

Enhance revenue potential of each client relationship.

Our growth model includes selling additional products to our existing clients. Many of our correspondents currently only utilize our securities clearing services, but we maintain a broad product suite across geographies that provides us with a significant opportunity to cross-sell our execution, futures, foreign exchange and technology services to our current base of correspondents.

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

Pursue accretive acquisitions.

Through our past acquisitions, we have grown internationally, expanded our product base and added correspondents. As of December 31, 2010, we had successfully integrated our acquisition of the clearing contracts of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”), our most significant acquisition to date. While we will continue to invest in developing and enhancing our existing business solutions, we also may pursue accretive acquisitions that will expand our technology product offerings, our clearing service capability and our client base.

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

With respect to futures transactions, Penson Futures provides our clearing and execution services for futures and FCG, which now operates as a division of Penson Futures, provides risk management and consultation services for some of our futures clients. Penson Futures is regulated by the CFTC, the NFA and the FSA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Kansas City Board of Trade, London International Financial Futures Exchange, the Minneapolis Grain Exchange, the Clearing Corporation, and the London Clearinghouse.

Canada

PFSC provides clearing services in accordance with the rules and regulations of Canada’s provincial and territorial securities regulators and IIROC. Canada has four types of approved clearing models and our Canadian operation is approved to act as a carrying broker for all of these. We concentrate primarily on providing services to Type 2 and Type 3 correspondent brokers. As a Type 2 or 3 carrying broker, our key responsibilities may include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, quarterly statements of securities and money balances held by us for customers.

PFSC is our Canadian clearing broker and provides fully-disclosed and omnibus clearing services to the Canadian markets. In an omnibus relationship, the identity of the end customer is not always known to us. PFSC is a member participating organization or subscriber of the Toronto Stock Exchange, the Montreal Exchange, the TSX Venture Exchange and various other Canadian marketplaces including alternative trading systems. PFSC is a member of the Canadian Investor Protection Fund and is regulated by the IIROC and the securities regulatory authorities of each province and territory in Canada.

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

Asia

We opened Penson Asia, our first Asian office, in Hong Kong in the first quarter of 2007 and an office in Tokyo in 2008. We entered into a number of technology services agreements with correspondents primarily related to North American and U.K. securities through our Penson Asia office in 2010, and expect to further expand our Asian business in 2011.

Australia

We launched PFSA, our clearing broker in Australia in the second quarter of 2009, and began clearing operations there in December, 2009. PFSA provides clearing and settlement services to, among others, broker dealers, Australian Securities Exchange members and Australian Financial Service License holders. Clearing arrangements are made on a fully disclosed basis, are generally three to five years in term and are typically exclusive. PFSA holds an Australian Financial Services License and is a market participant of the ASX and a clearing participant of the Australian Clearing House.

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

Proprietary trading

Certain of our subsidiaries engage in limited forms of proprietary trading. This trading includes computerized trading and non-automated trading strategies involving short-term proprietary positions in exchange traded equities and options, derivatives, foreign currencies, fixed income and other securities, In general, these strategies involve relatively short-term market exposure and are typically undertaken in conjunction with hedging strategies and the use of derivative contracts designed to mitigate the risk associated with these proprietary positions. These activities in the aggregate are insignificant to revenues and pretax income (loss).

Futures products

In addition to the futures clearing services provided by Penson Futures, the FCG division of Penson Futures provides retail, risk management and consultation services for certain of our futures clients.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. To increase our processing capacity, we moved our U.S. securities clearing operations to a dedicated processing platform provided by SunGard in the first quarter of 2009. We intend to move our Canadian and U.S. operations to Broadridge’s systems during 2011 and our UK operations during 2012. Our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

Our technology and data product offerings include customizable front-end trading platforms, a comprehensive database of historic U.S. and international equities, options and futures trade data, and order-management services. Our approach to the development and acquisition of technology has allowed us to create an evolving suite of products that provides specific solutions to meet our clients’ individual requirements. We also provide risk management and consultation services to our futures customers through the FCG division of our Penson Futures subsidiary.

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

Nexa’s products, such as Omni Pro, Axis Pro, and Meridian, are designed to accommodate various market segments by providing different trading platforms and functionality to users. Most of our front-end products benefit from several important features such as the ability to trade equities, options and futures and to have unified risk management for trading across multiple asset classes.

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

Our technology revenues generally include revenues from software development, customization of products and features and licensing fees, but our technology products are designed to generate subscription-based revenue over time. Our technology revenues decreased over the last year from $23.8 million in 2009 to $20.4 million in 2010.

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

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers, both through our non-U.S. affiliates and directly, to access leading-edge products and services when trading in the U.S. markets. We offer third party software that we have licensed that we believe offers an increased variety of settlement and clearing applications, to certain of our Canadian correspondents who trade futures products. We currently process the trading activity of the correspondents we acquired from Ridge principally using Broadridge’s systems, and we intend to transition the remainder of our U.S. operations to Broadridge’s systems during 2011. We completed the conversion of our Canadian operations to Broadridge’s systems in February, 2011. We anticipate this transition will expand our product offering to include, among other things, the outsourcing of certain of our correspondents’ operations. We intend to transition our U.K. operations to Broadridge’s systems in 2012. See “Business — Strategic Acquisitions” for a description of the proposed Broadridge transaction.

Sales and marketing

We focus our sales and marketing efforts in the U.S. primarily on the direct access and online sectors, but also focus on the algorithmic trading and hedge fund sectors of the global securities and investment industry. We are aggressively marketing execution-only services to the global financial services market domestically and through our foreign subsidiaries. We have capitalized on this opportunity by implementing cross-border and multi-currency trade processing capabilities.

We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

We generally enter into standard clearing agreements with our securities correspondents for an initial term of two years, though many of our contracts are for much longer terms. During the contract period, we provide clearing services based on a schedule of fees determined by the nature of the financial instrument traded and the volume of the securities cleared. In some cases our standard contract will also include minimum monthly clearing charge requirements. Subsequent to the initial term, these contracts typically allow the correspondent to cancel our services upon providing us with 45 days written notice. Futures clearing contracts between us and our correspondents are generally terminable on 30 days notice. Futures clearing contracts directly between us and our customers are generally terminable at will.

As of December 31, 2010, we had 430 active correspondents worldwide, consisting of 371 active securities clearing correspondents and 59 active futures clearing correspondents. Of the 371 active securities clearing correspondents, 278 are located in the U.S., while our U.K., Canadian and Australian clearing operations provide services to 16, 29 and 48 correspondents, respectively. Before conducting business with a correspondent, we review a variety of factors relating to the prospective correspondent, including the correspondent’s experience in the securities industry, its financial condition and the personal backgrounds of the key principals of the firm. We seek to establish relationships with correspondents whose management teams and operations we believe will be successful in the long-term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

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

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35.2 million. The acquisition date fair value of consideration transferred was $31.9 million, consisting of 2.5 million shares of PWI common stock with a fair value of $14.6 million (based on our closing share price of $5.95 on that date) and a $20.6 million five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17.3 million on that date (see Note 14 to our consolidated financial statements for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4.1 million attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $.3 million, which is included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4.0 million to $5.0 million. There is no limit to the consideration to be paid.

The Company recorded goodwill of $15.9 million, intangibles of $20.1 million and a discount on the Ridge Seller Note of $3.3 million. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4.1 million initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company has incurred acquisition related costs of approximately $5.3 million with $3.7 million and $1.6 million, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26.4 million and net income of approximately $1.5 million from Ridge were included in the consolidated statement of operations as of the date of the acquisition for the year ended December 31, 2010. The Company estimates that net revenues would have been $312.9 million for the year ended December 31, 2010, respectively compared to $337.2 million and $345.8 million, respectively for the years ended December 31, 2009 and 2008, and net income (loss) would have been $(19.0) million for the year ended December 31, 2010 compared to $17.3 million and $12.8 million, respectively for the years ended December 31, 2009 and 2008 had the acquisition occurred as of January 1, 2008.

In November 2007, our subsidiary Penson Futures acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash and approximately 150,000 shares of common stock valued at approximately $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three-year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second or third year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. FCG currently conducts business as a division of Penson Futures.

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid approximately $27.9 million, including cash and approximately 139,000 shares of common stock valued at approximately $3.9 million to the previous owners of GHCO. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson Futures’ pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first or second years of the integrated Penson Futures business. The Company paid approximately $1.1 million related to the third year of the earnout in July 2010.

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York-based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at approximately $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and approximately $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four-year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement (“Schonfeld Asset Purchase Agreement”), for the acquired business. On April 22, 2010, SAI and PFSI entered into a letter agreement (the “Letter Agreement”) with Schonfeld Group Holdings LLC (“SGH”), Schonfeld, and Opus Trading Fund LLC (“Opus”) that amends and clarifies certain terms of the Schonfeld Asset Purchase Agreement. The Letter Agreement, among other things, for purpose of determining the total payment due to Schonfeld under the earnout provision of the Schonfeld Asset Purchase Agreement: (i) removes the payment cap; (ii) clarifies that PFSI has no obligation to compress tickets across subaccounts (unless PFSI does so for other of its correspondents at a later date); and (iii) reduces the SunGard synergy credit from $2.9 million to $1.5 million in 2010 and $1.0 million in 2011. The Letter Agreement also assigns all of Schonfeld’s responsibilities under the Schonfeld Asset Purchase Agreement to its parent company, SGH, and extends the initial term of Opus’s portfolio margining agreement with PFSI from April 30, 2017 to April 30, 2019.

A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009. At December 31, 2010, a liability of approximately $20.5 million was accrued as result of the third year of the earnout ended May 31, 2010 ($15.2 million) and the first seven months of the year four earnout, which we do not expect to pay prior to the second half of 2011 ($5.3 million). This balance is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6.0 million due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that we are required to pay under the Schonfeld Asset Purchase Agreement. This will result in a reduction in goodwill and other liabilities of $9.2 million in the first quarter of 2011. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

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

We are also subject to the risk that one or more of our correspondents may be acquired by a firm which is already self clearing, or clears through another broker-dealer. Our largest correspondent, thinkorswim, was acquired by TD Ameritrade in 2009. We anticipate that approximately two-thirds of the business we currently clear for thinkorswim will be converted to TD Ameritrade in 2011.

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

We have incurred litigation expenses related to the protection of our intellectual property in the past, and are continuing to do so with respect to the Realtime Data proceedings (See Legal Proceedings for a description of these proceedings). Intellectual property claims, with or without merit, are time consuming to defend, often result in costly litigation, can divert management’s attention and resources and may require us to enter into royalty or licensing agreements.

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

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with NYSE, FINRA, NFA, the various stock and futures exchanges and other self regulatory organizations (“SROs”) require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money-laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination of the operations of the Company or the suspension or disqualification of our directors, officers or employees. In the ordinary course of our operations, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

Regulation of clearing activities

We provide clearing services in the U.S., Canada, Australia and Europe through our subsidiaries. Broker-dealers and FCMs that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our provision of futures clearing services in addition to securities clearing services, we are also subject to additional regulatory requirements, including those of the CFTC, NFA and futures exchange regulations in various jurisdictions. As a result, we must comply with an increased amount of regulatory requirements and face additional liabilities if we are not able to comply with the regulatory environment. We also provide sponsored access to certain entities, which allows those entities to submit trades to certain exchanges through our market participant identification (MPID). Through the provision of sponsored access, we have been able to substantially increase our volumes on certain exchanges. The increased volume often allows us to achieve certain pricing discounts, which we generally share with our sponsored participants. We are responsible for any trades submitted by those entities that use our MPID. Recently, the SEC and certain domestic and foreign SROs have increased scrutiny of sponsored access programs. To the extent any additional regulations are enacted with respect to sponsored access in any jurisdiction where we provide sponsored access, we will be required to follow such regulations which may result in our limiting or eliminating the use of this service. Even if we are able to continue to offer this service, we may have to incur substantial costs related to implementation of risk controls with low latency to comply with new regulations.

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

Regulation T was issued by the Federal Reserve pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by broker-dealers, as well as to regulate the extension of credit by broker-dealers. With respect to securities borrowing and lending, Regulation T requires that a borrowing or lending of securities by a broker-dealer be for a “proper purpose,” i.e. for the purpose of making delivery of the securities in the case of short sales, failure to receive securities required to be delivered, or other similar situations. If a broker-dealer reasonably anticipates a short sale or fail transaction, a borrowing may be made by the broker-dealer up to one settlement cycle in advance of trade date.

Regulation T also regulates payment requirements for transactions in customer cash accounts and the level of credit extended in customer margin accounts. A broker-dealer may extend credit to a customer in a margin account only against collateral consisting of cash or margin-eligible securities, as defined in the Exchange Act or “margin securities,” as defined in Regulation T. Under Regulation T, the current required initial margin for a long position in a margin equity security is 50 percent of the current market value of the security. The required margin for a short position is 150 percent of the current market value of the security. Maintenance margin requirements are set in accordance with the rules of the SROs. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the U.S. Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in the second quarter of 2007 and had 881 portfolio margin accounts as of December 31, 2010.

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

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from PFSI, which in turn could limit our ability to pay dividends, repay or repurchase debt, including the 8.00% Senior Convertible Notes due 2014, the 12.50% Senior Second Lien Notes due 2017, the Amended and Restated Credit Facility and the Ridge Seller Note, or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our U.K. subsidiary is subject to FSA rules that require it to maintain adequate financial resources (including both capital resources and liquidity resources) in order to meet its liabilities as they fall due. The current capital resources requirement for the subsidiary is approximately £3.8 million although the capital resources requirement will vary depending on the current expenditure, liabilities and risks incurred or assumed. Capital resources may be constituted by eligible share capital and eligible subordinated debt. The subsidiary must constantly monitor compliance with its financial resource requirements, regularly submit financial reports to the FSA (monthly) and report any breach of the financial resource requirements to the FSA. A breach of the financial resource requirements may result in disciplinary action against the subsidiary for which it may receive a financial penalty, or where the breach is serious, a suspension or cessation of the subsidiary’s business and a withdrawal of the subsidiary’s authorization to conduct investment business in whole or in part. The imposition of FSA disciplinary sanctions, the temporary suspension of business or the partial revocation of the subsidiary’s authorization to conduct investment business may severely damage the reputation of the subsidiary and result in diminution of earnings. The revocation of the subsidiary’s authorization to conduct investment business in the U.K. may result in a discontinuation of our U.K. operations and the loss of its revenues.

PFSC is a member of IIROC, an approved participant with the Montreal Exchange, a participating organization of the Toronto Stock Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems. PFSC is subject to rules, including those of IIROC, relating to the maintenance of capital. IIROC regulates the maintenance of capital by dealer members by requiring that investment dealers periodically calculate their risk adjusted capital (“RAC”) in accordance with a prescribed formula which is intended to ensure that members will be in a position to meet their liabilities as they become due.

A dealer member’s RAC is calculated by starting with its net allowable assets, which are assets that are conservatively valued with emphasis on liquidity, and excluding assets that cannot be disposed of in a short time frame or whose current realizable value is not readily known, net of all liabilities, and deducting the applicable minimum capital and margin requirements, adding tax recoveries, if any, and subtracting the member’s securities concentration charge.

Furthermore, IIROC rules provide for an early warning system which is designed to provide advance warning of a dealer member encountering financial difficulties. Various parameters based on prescribed calculations involving the dealer member’s RAC are designed to identify dealer members with capital adequacy problems. If any of the parameters are violated, several sanctions or restrictions are imposed on the dealer member. These sanctions, which may include the early filing of a monthly financial report, a written explanation to IIROC from the Chief Executive Officer and Chief Financial Officer, a description of the resolution, or an on-site visit by an examiner, are designed to reduce further financial deterioration and prevent a subsequent capital deficiency.

Failure of a member to maintain the required risk adjusted capital as calculated in accordance with applicable IIROC requirements can result in further sanctions such as monetary penalties, suspension or other sanctions, including expulsion of the dealer member.

PFSA holds an Australian Financial Services License and is a market participant of the ASX and is an ASX Clear participant . As such, PFSA is subject to, amongst other things, the rules established by the ASX and ASX Clear governing the minimum risk based capital requirements for participants in the ASX and ASX Clear. The ASX Clear capital requirements establish minimum core liquid capital requirements and minimum requirements for a participant’s liquid capital as compared to a number of different risk based metrics which make up the participant’s total risk requirement. The risk requirements vary depending on the operations undertaken by the participant. A participant’s core liquid capital is based principally on a participant’s equity and retained profits, while the liquid capital adjusts core liquid capital to take account of reserves and in certain cases subordinated debt and preferred stock. Currently, participants, including PFSA, are required to maintain a core liquid capital of at least AUD$10 million. The core liquid capital requirement for third party clearing participants such as PFSA will increase to AUD$20 million on January 1, 2012. ASX Clear participants are also required to maintain a ratio of their liquid capital to total risk requirements of greater than 1.2 and a ratio of total option risk margin to liquid capital of less than 2.0. In the event that this ratio is 2.0 or more the participant is required to deposit funds to reduce the ratio and such funds may then not be withdrawn until the ratio is below 1.8. PFSA is currently in compliance with the minimum capital requirements established by ASX Clear which are applicable to it and regularly calculates its core liquid capital, liquid capital, total risk requirements and other applicable metrics to monitor ongoing compliance with the minimum capital requirements established by ASX Clear.

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

Employees

As of December 31, 2010, we had 985 employees, of whom 416 were employed in clearing operations, 275 in technology support and development, 60 in sales and marketing and 234 in finance and administration. Of our 985 employees, 689 are employed in the U.S., 58 in the U.K., 196 in Canada, 10 in Asia and 32 in Australia. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Our ten largest current clients accounted for approximately 26.1% of our total net revenues for the year ended December 31, 2010, while no client accounted for more than 6.8% of net revenues. The loss of even a small number of these clients at any one time could cause our revenues to decline. As previously announced, we will be losing a significant amount of the revenues generated from our largest correspondent during 2011; however, we believe we will be able to replace a substantial portion of that revenue from new correspondents we have signed. Our clearing contracts generally have an initial term of two years, and allow the correspondent to cancel our services upon providing us with 45 days of notice, in most cases after the expiration of the fixed term. Many of our futures clearing contracts with correspondents may be terminated with a 30-day notice. Our clearing contracts with these correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. There can be no assurance that our largest clients will continue to use our products and services.

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

Our provision of sponsored and direct market access could expose us to legal liabilities for trading activity by third parties

We provide sponsored access to certain entities, which allows those entities to submit trades to certain exchanges through our market participant identification (MPID). We are responsible for any trades submitted by those entities that use our MPID. In addition, we provide certain of our correspondents with direct market access to various exchanges. Recently, the SEC and certain domestic and foreign SROs have increased scrutiny and enacted stringent regulation of sponsored and direct market access providers. If we cannot or do not adequately assess and successfully control the risks involved with all of the trading activities of our correspondents, we may be unable to protect ourselves from those risks. Though we have indemnification provisions in our contracts with each of those entities, given the increased regulatory scrutiny in this area, these indemnification provisions may not adequately protect us from liabilities incurred due to our provision of these services. We will be required to follow such regulations as soon as they become effective, which may limit or eliminate our provision of these services and could adversely affect our revenues and profitability. Even if we are able to continue to offer this service, we may have to incur substantial costs related to implementation of risk controls with low latency to comply with new regulations.

Market weaknesses and lower trading volumes may negatively affect our results of operations and profitability.

We are subject to risks as a result of volume fluctuations in the securities and futures markets. A prolonged period of market weakness and low trading volumes could adversely impact the business of our customers and our business. There is a direct correlation between the volume of our customers’ trading activity and our results of operations. If our customers’ trading activity decreases, we expect that it would have a negative impact on our results of operations and profitability. We, along with other participants in the equity and futures markets, have experienced a substantial decrease in trading volumes over the most recent quarters that has materially adversely affected our profitability during such time.

Continuing low, short-term interest rates have negatively impacted the profitability of our margin lending business.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Recent decreases in short-term interest rates have contributed to a decrease in our profitability and will continue to do so while lower rates continue to be in effect. Assuming constant customer balances, we expect that a 25 basis point change in the federal funds rate would affect our pre-tax income by approximately $1.3 million per quarter.

Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Federal Reserve usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the lower end of its historical range, as it is today. Interest rates in Canada, the U.K. and Australia are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2010, our receivables from customers and correspondents were $2.3 billion, which predominantly reflected margin loans. The Company generally recognizes interest income on an accrual basis as it is earned. At December 31, 2010 and 2009, the Company had approximately $97.4 million and $52.4 million in receivables, respectively, primarily from customers and correspondents, that were substantially collateralized and considered collectable, for which interest income was being recorded only when received. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons, including:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	an order to stop transfer by the issuer of securities may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Federal Reserve, NYSE and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customer’s equity in the account is at least 25% of the value of the securities in the account. We are also subject to rules and regulations in Canada and the U.K. with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. In addition, for our portfolio margining accounts, we are able to extend substantially more credit than permitted by the margin rules described above to approved customers pursuant to a risk formula adopted by the SEC. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondent and customer accounts.

We rely, in part, on third parties to provide and support the software and systems we use to provide our services. Any interruption or cessation of service by these third parties could harm our business.

We have contracted with SunGard Data Systems and, more recently, Broadridge to provide a major portion of the software and systems necessary for our execution and clearing services. On September 25, 2008, we entered into an amendment to our current agreement with SunGard that requires SunGard to provide a dedicated processing platform for the processing of our U.S. clearing operations. Our current agreement with SunGard will expire in February, 2014, but can be terminated by SunGard upon written notice in the event that we breach the agreement. In the past, we have experienced limited processing delays, occasional hardware and software outages with third party service providers, including SunGard. Any major interruption in our ability to process our transactions through SunGard or Broadridge would harm our relationships with our clients and impact our growth. We also license many additional generally available software packages. Failures in any of these applications could also harm our business operations. We rely on similar systems for other subsidiaries, problems with each of which could cause similar problems and results in us suffering significant financial harm.

We rely on SunGard, Broadridge and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. Now that we have converted our Canadian operations and as we continue to transition our United States operations to Broadridge’s systems, we expect to be able to rely on Broadridge to be able to provide similar future product developments for our U.S., U.K. and Canadian securities operations. See “Business — Strategic Acquisitions” for a description of the Broadridge transaction. Certain of our subsidiaries will continue to use SunGard to provide the software and systems necessary to provide services to our clients, including Penson Futures. SunGard’s provision of a dedicated processing platform allowed us to process our increased U.S. trade volume in 2010 and we expect to be able to continue to increase or U.S. trade volume after converting to Broadridge’s systems in 2011 and beyond. If in the future, however, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis or to allocate sufficient capacity to meet our trading volume requirements could harm relationships with our clients and our ability to achieve our projected level of growth.

Our anticipated transition of certain support services to Ridge and Broadridge may involve unforeseen delays, costs or technological complications. If we are unable to transition our services efficiently to Broadridge, we may experience interruptions or difficulties with respect to the services Broadridge is expected to provide.

We have signed a technology services and outsourcing agreement with Broadridge whereby Broadridge is expected to replace SunGard and our PFSL service providers as our provider of certain software and systems necessary for our execution and clearing services. See “Business — Strategic Acquisitions” for a description of the Broadridge transaction. We completed the conversion of our Canadian operations to Broadridge in February, 2011. We anticipate completing the transition of our U.S. and PFSL operations to those software and systems over the next one to two years. Any delays, technology issues or unexpected costs could substantially impair our ability to continue to provide clearing and execution services to our clients that could cause us to suffer material financial loss. In addition, there can be no guarantees that we will not experience additional issues with respect to processing delays, hardware and software outages, or other service issues with Broadridge than we experience with our current providers. Any additional processing delays or issues we experience could impair our ability to provide services to our clients, which could impact our growth and cause significant financial loss.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management or prevent us from conducting our business.

Although we attempt to avoid infringing upon known proprietary rights of third parties and typically incorporate indemnification provisions in any agreements where we license third party software, we are subject to the risk of claims alleging infringement of third-party proprietary rights and have incurred litigation expenses in the past, and are continuing to incur expenses due to the ongoing Realtime Data case, related to our defense of our intellectual property rights. If we infringe upon the rights of third parties through use of our proprietary software or software licensed to us by third parties, we may be unable to obtain licenses to use those or similar rights on commercially reasonable terms. In either of these events, we would need to undertake substantial reengineering to continue offering our services and may not be successful. In addition, any claim of infringement could cause us to incur additional, substantial costs defending the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from conducting our business.

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

We seek to control our risk exposure through a risk management framework that is designed to monitor, identify and measure the types of risk we face. While our management believes that our risk management framework effectively evaluates and manages the financial, operational, market, credit and other risks we face, risk management tools, no matter how well designed, have inherent limitations, which could cause them to be ineffective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults or fraud. Unexpectedly large or rapid movements or disruptions in one or more markets may cause adverse changes in securities values, decreases in liquidity and trading positions and increased volatility, all of which could increase our risk exposure to our customers and to other third parties. In addition, while we monitor every customer account that is less than fully collateralized with liquid securities daily, our risk controls may not be able to protect us from substantial losses in those accounts. If our risk management tools are unable to control our risk exposure, we may suffer material losses or suffer other adverse consequences that could impair our ability to continue our operations.

We may be subject to material litigation proceedings that could cause us significant reputational harm and financial loss.

We are subject from time-to-time to legal claims or regulatory matters involving stockholder, customer, and other issues on a global basis, based on our activity or the activity of our correspondents. As described in “Item 3: Legal Proceedings,” we are currently engaged in a number of litigation matters. These matters include our involvement in a bankruptcy proceeding concerning Sentinel Management Group, Inc. (“Sentinel”), which is described in detail in Item 3. The bankruptcy trustee in this matter is seeking the return of pre- and post-bankruptcy petition transfers made to Penson Futures and Penson Financial Futures, Inc. (“PFFI”), a subsidiary of PWI, to which we have objected. We intend to vigorously defend this position, but we are not able to predict the outcome of this dispute at this time. In the event that Penson Futures and PFFI are obligated to return a substantial portion of previously distributed funds to the Sentinel estate, it could have a material adverse effect on our operating results for the period in which the payment is made. In addition, we are currently involved in a matter regarding Nexa’s use of certain intellectual property rights. An unfavorable outcome in that matter may require us to terminate use of certain intellectual property we currently employ, or to license such intellectual property at a high cost.

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

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems, including backup systems, are maintained at various locations in Texas, Chicago, Boston, New Jersey, Minnesota, Toronto, Montreal, Sydney and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

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

We are also subject to the risk that one or more of our correspondents may be acquired by a firm which is already self clearing, or clears through another broker-dealer. Our largest correspondent, thinkorswim, was acquired by TD Ameritrade in 2009. We anticipate that approximately two-thirds of the business we currently clear for thinkorswim will be converted to TD Ameritrade in 2011.

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

Over the past few years, our business strategy has included engaging in acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in international markets. We have completed five acquisitions since 2006, including the acquisitions of GHCO and FCG in 2007 that significantly expanded our futures business. Additionally we completed the acquisition of substantially all of Ridge’s contracts with its securities clearing clients in June, 2010. In the future, we may acquire additional businesses or technologies as part of our growth strategy. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

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

Currently, we have the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. While we believe we are in a very solid financial position, and our broker-dealer subsidiaries continue to have access to capital to finance day-to-day operations through separate secured facilities, the relatively limited current availability under this facility could adversely affect us if we have an unanticipated need for additional capital and cannot obtain capital, or can only obtain capital on terms that are not favorable to us, from other sources when such funds are required. While we believe that we would be able to find alternative sources of capital should we need to raise additional funds, we cannot guarantee that we will be able to do so or that we will be able to do so on terms that are sufficiently favorable or in a timely manner.

Covenants in our credit agreement and certain other debt instruments restrict our business in many ways.

Our Amended and Restated Credit Facility, the Notes and other outstanding debt instruments include various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things: incur additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or prepay certain indebtedness, make investments, make capital expenditures, engage in certain transactions with our affiliates, enter into acquisitions, consolidate, merge or sell assets, incur liens and change the business conducted by us and our subsidiaries.

In addition, the Amended and Restated Credit Facility contains covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our Amended and Restated Credit Facility and the Notes also require that PFSI maintain net regulatory capital of at least 5.5% of its aggregate debt balances. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. A breach of any of these covenants could result in a default under the Amended and Restated Credit Facility, the Notes and other outstanding debt instruments.

Our Amended and Restated Credit Facility, the Notes and other outstanding debt instruments include various events of default. Upon the occurrence of an event of default under the Amended and Restated Credit Facility the Notes or other outstanding debt instruments, the lenders could elect to declare all amounts outstanding under such credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the obligations under our Amended and Restated Credit Facility, the Notes or the Convertible Notes were accelerated, we may not have sufficient assets to repay the amounts outstanding thereunder which would have a material adverse effect on us.

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

Certain of our subsidiaries engage in proprietary trading activities. Please see our discussion in “Business — Securities-processing” and “Proprietary trading.” Historically these activities have accounted for a very small portion of our total revenues and net income/loss. With respect to most of such trading, we endeavor to limit our exposure to markets through, among other means, employing hedging strategies and by limiting the period of time that we have market exposure. However, we are not completely protected against market risk from such trading at any particular point in time and proprietary trading risks could adversely impact operating results in a specific financial period.

Continued market instability could negatively affect our operations and financial condition.

As a financial services provider, our business is sensitive to conditions in the global financial markets and economic conditions generally, as well as to the soundness of particular financial services institutions with which we transact business. Among other things, national and international markets have continued through 2010 to suffer significant turmoil initially caused by a sharp downturn in markets for mortgage-related securities and non-investment grade debt securities and loans. Several large financial institutions including, without limitation, commercial banks, insurance companies, and brokerage firms, have either filed for bankruptcy or been the subject of governmental intervention in the form of loans, equity infusions or direct government ownership in receivership. Others have been sold in whole or in part to third parties. Financial services institutions that deal with each other are often interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, a default or failure by, or even concerns about the stability or liquidity of, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including us. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities, which could adversely affect our operations and financial conditions.

Our significant non-U.S. operation exposes us to global exchange rate fluctuations that could impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates. As we conduct a significant portion of our operations outside the U.S., fluctuations in currencies of other countries, especially the British Pound and the Canadian and Australian dollars, may materially affect our operating results. As we continue to expand our business operations globally, our exposure to fluctuations in currencies of other countries will continue to increase.

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

These factors are beyond our control and may contribute to reduced levels of activity in the securities markets. Our largest source of revenues has historically been revenues from clearing operations, which are largely driven by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our margin lending revenues and technology revenues are also impacted by changes in the trading activities of our correspondents and customers. Accordingly, any significant reduction in activity in the securities markets would likely result in lower revenues from our business operations.

Our quarterly revenue and operating results are subject to significant fluctuations.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a number of factors, including:

•	changes in the proportion of clearing operations revenues and interest income;

•	the lengthy sales and integration cycle with new correspondents;

•	the gain or loss of business from a correspondent;

•	changes in per-transaction clearing fees;

•	changes in bad debt expense from margin lending as compared to historical levels;

•	changes in the rates we charge for margin loans, changes in the rates we pay for cash deposits we hold on behalf of our correspondents and their customers and changes in the rates at which we can invest such cash deposits;

•	changes in the market price of securities and our ability to manage related risks;

•	fluctuations in overall market trading volume;

•	the relative success and/or failure of third party clearing competitors, many of which have increasingly larger resources than we have as a result of recent consolidation in our industry;

•	the relative success and/or failure of third party technology competitors including, without limitation, competitors to our Nexa business;

•	our ability to manage personnel, overhead and other expenses; and

•	the amount and timing of capital expenditures.

Our expense structure is based on historical expense levels and the expected levels of demand for our clearing, margin lending and other services. If demand for our services declines, we may be unable to adjust our cost structure on a timely basis in order to achieve profitability.

Due to the foregoing factors, period-to-period comparisons of our historical revenues and operating results are not necessarily meaningful, and you should not rely upon such comparisons as indicators of future performance. We also cannot assure you that we will be able to sustain the rates of revenue growth we have experienced in the past, or improve our operating results.

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

Extreme market volatility may cause investors to avoid participation in equity markets, which could lead to substantially reduced trading volumes.

On May 6, 2010, the Dow Jones Industrial Average plunged over 900 points and then rapidly rebounded. This “Flash Crash” caused many investors and traders to reduce their trading activity in equity markets, or to suspend all trading activity. Any further market disruptions that cause investors and traders to reduce trading activity could lead to significantly reduced trading volumes, which could adversely affect our revenue and profitability.

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

While certain provisions of the Dodd-Frank Act will be effective immediately, many other provisions will be effective only following extended transition periods of varying lengths. Therefore, it is impractical at present to forecast the comprehensive effects of the legislation. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements, limit the size and types of the activities permitted and increase taxes on some institutions.

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

As a member of IIROC, an approved participant with the Montreal Exchange, a participating organization with the Toronto Stock Exchange and a member of the TSX Venture Exchange and various Canadian alternative trading systems, PFSC is subject to the rules and policies of IIROC and other rules relating to the maintenance of regulatory capital. Specifically, to ensure that the IIROC members will be able to meet liabilities as they become due, IIROC requires its investment dealer members to periodically calculate their risk adjusted capital in accordance with a prescribed formula. If PFSC fails to maintain the required risk adjusted capital, it may be subject to monetary sanctions, suspensions or other sanctions, including expulsion as a member. If PFSC is sanctioned or expelled or if the risk adjusted capital requirements are changed or expanded, PFSC may be required to discontinue operations in Canada, which could result in diminished revenues.

PFSA holds an Australian Financial Services License and is a market participant of the ASX and is an ASX Clear participant. As such, PFSA is subject to, amongst other things, the rules established by the ASX and ASX Clear governing the minimum risk based capital requirements for participants in the ASX and ASX Clear. The ASX Clear capital requirements establish minimum core liquid capital requirements and minimum requirements for a participant’s liquid capital as compared to a number of different risk based metrics which make up the participant’s total risk requirement. The risk requirements vary depending on the operations undertaken by the participant. A participant’s core liquid capital is based principally on a participant’s equity and retained profits, while the liquid capital adjusts core liquid capital to take account of reserves and in certain cases subordinated debt and preferred stock. If PFSA should fail to comply with the requirements of these various measures of capital, we may be required to discontinue our Australian operations, which could result in diminished revenues.

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

At the date of this report, our executive officers, directors and 5% stockholders beneficially own, in the aggregate, approximately 52.7% of our outstanding common stock. As a result, these stockholders may have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to stockholders. The interests of these stockholders with respect to such matters could conflict with the interests of public stockholders.

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

We are continuously evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) and rules and regulations of the SEC thereunder, which we refer to as Section 404. While we have not identified material weaknesses to date, we may from time to time identify conditions that may result in material weaknesses.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Description of property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. This lease covers approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, our Canadian subsidiary leases approximately 42,420 square feet in the Montreal and Toronto. We also lease additional office space at locations in California, Illinois, New York, Minnesota, Wisconsin, Texas, London, Hong Kong, Tokyo, Sydney and other locations to support our operations. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures, PFFI and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and approximately $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Following an unsuccessful attempt to dismiss that claim on September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson Futures, PFFI, and certain other FCM’s requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court.

On February 23, 2011, the federal district court held a continued status hearing, during which Penson Futures, PFFI and the Sentinel Trustee agreed that coordinated discovery with respect to the Sentinel suits against the Company and other FCMs was still proceeding. No trial date has been set.

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received similar distributions to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. There is no date set for the resolution of that motion.

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

Various Claimants v. Penson Financial Services, Inc., et al. On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”), a former correspondent of PFSI, to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June, 2004 to May, 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. The Company has now settled, or agreed in principle to settle, all claims with respect to this matter of which the Company is aware. No further claims based on this matter are expected at this time.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965,243. Unpaid indemnification obligations of $800,000 were satisfied prior to February 15, 2009. Of the $800,000 obligation, $86,000 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash prior to December 31, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133,333 on the last business day of each of the first six calendar months of 2010 (a total of $800,000). SAMCO Holdings, Inc. has fully satisfied its obligations under the amendment. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

To account for liabilities related to the aforementioned claims that may be borne by the Company, we recorded a pre-tax charge of $2.35 million in the third quarter of 2008 and a $1.0 million in the second quarter of 2010. The Company does not anticipate further liabilities with respect to this matter.

Realtime Data, LLC d/b/a IXO v. Thomson Reuters et al. In July and August 2009, Realtime Data, LLC (“Realtime”) filed lawsuits against the Company and Nexa (along with numerous other financial institutions, exchanges, and financial data providers) in the United States District Court for the Eastern District of Texas in consolidated cases styled Realtime Data, LLC d/b/a IXO v. Thomson Reuters et al. Realtime alleges, among other things, that the defendants’ activities infringe upon patents allegedly owned by Realtime, including our use of certain types of data compression to transmit or receive market data. Realtime is seeking both damages for the alleged infringement as well as a permanent injunction enjoining the defendants from continuing infringing activity. Discovery with respect to this matter is proceeding.

A trial of Realtime’s claims is now tentatively scheduled for July 9, 2012. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided.

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

The following table sets forth the high and low closing sales prices of our common stock, for the periods indicated.

	Price Range
	High	Low

2010
Quarter ended March 31, 2010	$10.48	$7.87
Quarter ended June 30, 2010	$10.42	$5.64
Quarter ended September 30, 2010	$5.95	$4.56
Quarter ended December 31, 2010	$5.40	$4.53
2009
Quarter ended March 31, 2009	$8.43	$4.02
Quarter ended June 30, 2009	$12.04	$6.73
Quarter ended September 30, 2009	$11.74	$8.37
Quarter ended December 31, 2009	$11.07	$8.56

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of February 22, 2011, there were 48 holders of record of our common stock. By including persons holding shares in brokerage accounts under street names, however, we estimate our shareholder base to be approximately 2,673 as of February 22, 2011.

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

Under Delaware law, our Board of Directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value. The value of our capital may be adjusted from time to time by our Board of Directors but in no event will be less than the aggregate par value of our issued stock. Our Board of Directors may base this determination on our consolidated financial statements, a fair valuation of our assets or another reasonable method. Our Board of Directors will seek to assure itself that the statutory requirements will be met before actually declaring dividends. In future periods, our Board of Directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends. In addition, pursuant to the terms of our preferred stock (were any to be issued), we would be prohibited from paying a dividend on our common stock unless all payments due and payable under the preferred stock have been made.

PWI’s purchases of its equity securities

The following table sets forth the repurchases we made during the three months ended December 31, 2010 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

	Total Number
	of Shares	Average Price
Period	Repurchased	Paid per Share

October	7,449	$5.15
November	11,297	5.10
December	9,344	4.89

Total	28,090	$5.05

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the fourth quarter of 2010. The maximum number of shares that could have been purchased under this plan for the months of October, November and December 2010 was 910,417, 919,343 and 958,824 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Recent sales of unregistered securities

None.

Stock Performance Graph
Cumulative Total Return to Stockholders
Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index
% Return to Stockholders, May 16, 2006 to December 31, 2010

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

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statements of operations data for the three years ended December 31, 2010 and the summary consolidated balance sheet data as of December 31, 2010 and 2009 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our consolidated financial statements and the accompanying notes included in this Annual Report on pages F-2 through F-39. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006, all of which are set forth below, are based on the Company’s historical audited consolidated financial statements and the underlying accounting records.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Consolidated statement of operations data:
Net revenues	$288,348	$289,881	$293,170	$264,725	$198,189
Total expenses	317,564	264,045	276,521	222,767	160,611
Income (loss) from continuing operations before income taxes	(29,216)	25,836	16,649	41,958	37,578
Income tax expense (benefit)	(9,369)	9,825	5,993	15,125	13,299
Income (loss) from continuing operations	(19,847)	16,011	10,656	26,833	24,279
Income from discontinued operations, net of tax(1)	—	—	—	—	243

Net income (loss)	$(19,847)	$16,011	$10,656	$26,833	$24,522

Earnings (loss) per share — basic
Earnings (loss) per share from continuing operations	$(.73)	$.63	$.42	$1.02	$1.07
Earnings per share from discontinued operations	—	—	—	—	0.01

Earnings (loss) per share	$(.73)	$.63	$.42	$1.02	$1.08

Earnings (loss) per share — diluted
Earnings (loss) per share from continuing operations	$(.73)	$.63	$.42	$1.00	$1.05
Earnings per share from discontinued operations	—	—	—	—	0.01

Earnings (loss) per share	$(.73)	$.63	$.42	$1.00	$1.06

Weighted average shares outstanding — basic and diluted
Basic	27,034	25,373	25,217	26,232	22,689
Diluted	27,034	25,591	25,416	26,817	23,058

(1)	Concurrent with our public offering, we split off certain non-core business operations into SAMCO Holdings, a newly formed company which gives effect to a capital contribution to SAMCO in an amount equal to the difference between the net book value of the division to be split off, as of such date, and the value of the 1,041,667 shares of our common stock to be exchanged in the split off. Except as otherwise indicated, financial information presented sets forth the results of operations and balance sheet data of the entities split off as discontinued operations.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$138,614	$48,643	$38,825	$120,923	$103,054
Total assets	10,254,184	7,251,075	5,539,195	7,846,977	4,644,390
Notes payable	259,729	132,769	75,000	55,000	10,000
Total stockholders’ equity	300,921	298,902	264,467	265,428	211,784

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Market and Economic Conditions in 2010

Much of the economic uncertainty of 2008 and 2009 continued to have an effect on the securities and credit markets in 2010.

•	The Federal Reserve maintained its low interest rate policy, setting the targeted federal funds rate at 0.25%. In 2008, the targeted federal funds rate fell from an average of 3.22% in the first quarter to an average of 1.06% in the fourth quarter, averaging 2.09% for the year. Since then, it has remained at 0.25%.

•	After rising 7% from year end 2009, to a first half high of 11,205 in April 2010, the Dow Jones Industrial Average fell 14%, to the year’s low of 9,686 in July 2010, and then rebounded 20%, to a high for the year of 11,585 at December 29, 2010. For the year, the Dow increased 11%.

•	Average daily volume in equities in the US fell 5% during 2010, to 8.1 billion shares, from 8.5 billion shares in 2009, largely due to the aftermath of the May 6, 2010 “Flash Crash.” This event caused the Dow Jones Industrial Average to plunge over 900 points and then rapidly rebound. From that day through August 2010, investors withdrew nearly $57 billion from US stock mutual funds, the most during any four-month period since 2008, according to the Investment Company Institute. Third quarter 2010 average daily trading volumes declined 27% as compared to the second quarter 2010 and 19% relative to the third quarter of 2009.

•	The Chicago Board Options Exchange Volatility Index (“VIX”), a popular measure of implied stock market volatility, fell 16% to a three-year low of 17.4 in April 2010 from 21.2 in December 2009. It increased 80% to the year’s high of 31.9 in May 2010 following the May 6th “Flash Crash,” and then steadily declining 45% to 17.6 in December 2010.

•	Short interest activity declined modestly in 2010. The average number of shares sold short among New York Stock Exchange listed companies fell 1%, to 13.8 billion in 2010, from 14.0 billion in 2009.

•	Margin debt rebounded. Aggregate debits in securities margin accounts of New York Stock Exchange member organizations increased 24%, to an average of $249.3 billion in 2010, from $200.4 billion in 2009.

•	In July, the Dodd-Frank Act became effective. While it did not include any specific provisions aimed at the clearing industry, it is generally believed that when the final rules are determined by the various regulatory agencies, there will be a broad impact on the securities industry.

•	Congress passed, and the President signed, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, extending most of the existing tax cuts, including those on dividends and capital gains, for another two years.

Market and Economic Conditions in 2009

The financial crisis of 2008 continued to have an effect on the securities and credit markets in 2009.

•	The Federal Reserve maintained its low interest rate policy. For all of 2009, the targeted federal funds rate was set at 0.25%. In 2008, the targeted federal funds rate fell from an average of 3.22% in the first quarter to an average of 1.06% in the fourth quarter, averaging 2.09% for the year.

•	After falling 25% from year end 2008, to a low of 6,547 in early March 2009, the Dow Jones Industrial Average rebounded 61%, to end 2009 at 10,428.

•	The VIX, the ticker symbol for the Chicago Board Options Exchange Volatility Index, a popular measure of implied stock market volatility, fell fairly steadily. In December 2009, it averaged 21, down 60% from 52 in December 2008.

•	Short interest declined. The average number of shorted shares of New York Stock Exchange listed companies fell 7%, to 14.5 billion in 2009, from 15.6 billion in 2008.

•	Margin debt fell. Aggregate debits in securities margin accounts of New York Stock Exchange member organizations declined 30%, to $200.4 billion in 2009, from $285.2 billion in 2008.

•	There were no major regulatory changes that broadly affected the securities industry in 2009. However, government and regulatory officials in the U.S. did discuss increased restrictions on shorting stocks and sponsored access, and taxing securities transactions as well as raising taxes on capital gains.

Market and Economic Conditions in 2008

During 2008, financial and credit market dislocations, and the recession, caused increased volatility and rapid changes among a wide variety of financial indicators and markets:

•	The Federal Reserve lowered the targeted federal funds rate by approximately 400 basis points to approximately .25% at December 31, 2008 from 4.25% at December 31, 2007.

•	The VIX, the ticker symbol for the Chicago Board Options Exchange Volatility Index, a popular measure of implied stock market volatility, reached an intraday high of more than 89 in October 2008, versus an average of about 19 since 1990.

•	In September and October of 2008, the U.S., U.K. and other countries implemented a series of temporary and other, more lasting restrictions on the short sales of shares of financial service companies.

•	New York Stock Exchange short interest, which, as a percentage of total shares outstanding at month end, reached a high of 4.86 in July 2008, an increase of 43% from December 2007, and, following the implemented restrictions, declined 26%, to 3.59 in December 2008.

•	The Dow Jones Industrial Average closed at 8,778 on December 31, 2008, having previously reached a low of 7,392 in November 2008, from a high for the year of 13,338 in January 2008.

•	Consolidated NASDAQ trading volume increased 47%, to 2.3 trillion shares in 2008, from 1.5 trillion shares in 2007.

•	Margin debt on NYSE stocks declined 42%, to $187 billion in December 2008, from $323 billion in December 2007.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 371 active securities clearing correspondents and 59 futures clearing correspondents as of December 31, 2010. Our net revenues were approximately $288.3 million in 2010, $289.9 million in 2009 and $293.2 million in 2008, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2010 Highlights

•	On June 25, 2010, we closed our acquisition of the clearing and execution services business of Ridge Clearing & Outsourcing Solutions, Inc.

•	On May 6, 2010, we sold $200 million 12.5% senior second lien secured notes due May 15, 2017.

•	On May 6, 2010, we signed a new three-year $75 million revolving credit facility. We signed an amendment to the credit facility on October 29, 2010, which revised certain financial covenants and provided additional availability of funds under the facility.

•	We increased our correspondent count to 430 as of December 31, 2010.

•	Our interest earning average daily balances reached a record $8.1 billion for the three months ended December 31, 2010.

•	As of December 31, 2010, our PFSA subsidiary which began clearing operations in December 2009, had 48 correspondents and was profitable for the fourth quarter of 2010.

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35.2 million. The acquisition date fair value of consideration transferred was $31.9 million, consisting of 2.5 million shares of PWI common stock with a fair value of $14.6 million (based on our closing share price of $5.95 on that date) and a $20.6 million five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17.3 million on that date (see Note 14 to our consolidated financial statements for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4.1 million attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $.3 million, which is included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-

revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4.0 million to $5.0 million. There is no limit to the consideration to be paid.

The Company recorded goodwill of $15.9 million, intangibles of $20.1 million and a discount on the Ridge Seller Note of $3.3 million. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4.1 million initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company has incurred acquisition related costs of approximately $5.3 million with $3.7 million and $1.6 million, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26.4 million and net income of approximately $1.5 million from Ridge were included in the consolidated statement of operations as of the date of the acquisition for the year ended December 31, 2010. The Company estimates that net revenues would have been $312.9 million for the year ended December 31, 2010, respectively compared to $337.2 million and $345.8 million, respectively for the years ended December 31, 2009 and 2008, and net income (loss) would have been $(19.0) million for the year ended December 31, 2010 compared to $17.3 million and $12.8 million, respectively for the years ended December 31, 2009 and 2008 had the acquisition occurred as of January 1, 2008.

Acquisition of FCG

In November 2007, our subsidiary Penson Futures acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9.4 million in cash and approximately 150,000 shares of common stock valued at approximately $2.2 million to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three-year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8.7 million related to the first year of the earnout period. The Company did not make an earnout payment related to the second or third year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4.0 million and intangibles of approximately $7.6 million. FCG currently conducts business as a division of Penson Futures.

Acquisition of GHCO

In November 2006, the Company entered into a definitive agreement to acquire the partnership interests of Chicago-based GHCO, a leading international futures clearing and execution firm. The Company closed the transaction on February 16, 2007 and paid approximately $27.9 million, including cash and approximately 139,000 shares of common stock valued at approximately $3.9 million to the previous owners of GHCO. Goodwill of approximately $2.8 million and intangibles of approximately $1.0 million were recorded in connection with the acquisition. In addition, the Company agreed to pay additional consideration in the form of an earnout over the next three years, in an amount equal to 25% of Penson Futures’ pre-tax earnings, as defined in the purchase agreement executed with the previous owners of GHCO. The Company did not make an earnout payment related to the first or second years of the integrated Penson Futures business. The Company paid approximately $1.1 million related to the third year of the earnout in July 2010.

Acquisition of Schonfeld

In November 2006, the Company acquired the clearing business of Schonfeld Securities LLC (“Schonfeld”), a New York-based securities firm. The Company closed the transaction in November 2006 and in January 2007, the Company issued approximately 1.1 million shares of common stock valued at approximately $28.3 million to the previous owners of Schonfeld as partial consideration for the assets acquired of which approximately $14.8 million was recorded as goodwill and approximately $13.5 million as intangibles. In addition, the Company agreed to pay an annual earnout of stock and cash over a four-year period that commenced on June 1, 2007, based on net income, as defined in the asset purchase agreement (“Schonfeld Asset Purchase Agreement”), for the acquired business. On April 22, 2010, SAI and PFSI entered into a letter agreement (the “Letter Agreement”) with Schonfeld Group Holdings LLC (“SGH”), Schonfeld, and Opus Trading Fund LLC (“Opus”) that amends and clarifies certain terms of the Schonfeld Asset Purchase Agreement. The Letter Agreement, among other things, for purpose of determining the total payment due to Schonfeld under the earnout provision of the Schonfeld Asset Purchase Agreement: (i) removes the payment cap; (ii) clarifies that PFSI has no obligation to compress tickets across subaccounts (unless PFSI does so for other of its correspondents at a later date); and (iii) reduces the SunGard synergy credit from $2.9 million to $1.5 million in 2010 and $1.0 million in 2011. The Letter Agreement also assigns all of Schonfeld’s responsibilities under the Schonfeld Asset Purchase Agreement to its parent company, SGH, and extends the initial term of Opus’s portfolio margining agreement with PFSI from April 30, 2017 to April 30, 2019.

A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009. At December 31, 2010, a liability of approximately $20.5 million was accrued as result of the third year of the earnout ended May 31, 2010 ($15.2 million) and the first seven months of the year four earnout, which we do not expect to pay prior to the second half of 2011 ($5.3 million). This balance is included in other liabilities in the consolidated statement of financial condition. The offset of this liability, goodwill, is included in other assets. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6.0 million due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that we are required to pay under the Schonfeld Asset Purchase Agreement. This will result in a reduction in goodwill and other liabilities of $9.2 million in the first quarter of 2011. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

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

Revenues from clearing and commission fees represented 53%, 50% and 51% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest expense from securities operations

Interest expense is incurred in our daily operations in connection with interest we pay on credit balances we hold and on short-term borrowings we enter into to fund activities of our correspondents and their customers. We have two primary sources of borrowing: commercial banks and stock lending institutions. Regulations differ by country as to how operational needs can be funded, but we often find that stock loans that are secured with customer or correspondent securities as collateral can be obtained at a lower rate of interest than loans from commercial banks. Operationally, we review cash requirements each day and borrow the requirements from the most cost effective source.

Net interest income represented 24%, 23% and 26% of our total net revenues for years ended December 31, 2010, 2009 and 2008, respectively.

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

Results of operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods shown.

	Year Ended December 31
	2010	2009	2008

Revenues:
Clearing and commission fees	53%	50%	51%
Technology	7%	8%	8%
Interest, gross	32%	35%	57%
Other revenues	16%	19%	15%

Total revenues	108%	112%	131%

Interest expense from securities operations	8%	12%	31%

Net revenues	100%	100%	100%
Expenses:
Employee compensation and benefits	41%	39%	39%
Floor brokerage exchange and clearance fees	14%	11%	9%
Communications and data processing	21%	16%	13%
Occupancy and equipment	11%	10%	10%
Correspondent asset loss	—	—	9%
Other expenses	12%	11%	13%
Interest expense on long-term debt	11%	4%	1%

Total expenses	110%	91%	94%

Income (loss) before income taxes	(10)%	9%	6%
Income tax expense (benefit)	(3)%	3%	2%

Income (loss) before income taxes	(7)%	6%	4%

Comparison of years ended December 31, 2010 and December 31, 2009

Overview

Results of operations declined for the year ended December 31, 2010 compared to the year ended December 31, 2009. Clearing and commission fees increased $8.1 million and net interest revenues increased $2.6 million while technology revenues decreased $3.4 million and other revenues decreased $8.9 million. The addition of the Ridge business in June 2010 resulted in higher clearing and commission fees of $16.2 million and higher net interest revenues of $7.1 million resulting in decreases to both revenue categories when compared to our existing business in 2009. The decline in clearing and commission fees resulted from weaker equity and options volumes in the U.S. and Canada. These declines were offset by higher futures volumes and higher equity volumes in the U.K. and the addition of PFSA, our Australian clearing business which began clearing for its first correspondent in December 2009. The volume declines followed the trend across the industry with equity average daily volumes in the U.S. down over 12% and options average daily volumes down over 8%. The decline in net interest revenues is primarily attributed to lower net spreads which were offset in part by higher average balances. We also incurred higher operating expenses, primarily in employee compensation and benefits, communications and data processing, floor brokerage, exchange and clearance fees and interest expense on long-term debt. These higher costs are attributable to the aforementioned Ridge acquisition, $6.1 million in severance charges and higher levels of long-term debt associated with the $200 million debt offering completed in the second quarter of 2010 and the $20.6 million Ridge Seller Note offset by a $110 million reduction in our revolving credit facility during the second quarter 2010 ($88.5 million as of December 31, 2009).

Operating results declined $35.4 million for 2010 as compared to 2009, for our U.S., Canadian and U.K. operating businesses. Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $25.8 million due to lower net interest income, lower technology revenues, higher expenses related to communications and data processing, floor brokerage, exchange and clearance fees due to lower industry rebates and higher interest expense on long-term debt. Our Canadian business experienced an operating profit of $2.0 million for 2010 compared to an operating profit of $10.4 million for 2009 due primarily to lower clearing and commission fees due to lower equity volumes from the loss of a major correspondent as well as its conversion to the Broadridge system which impacted the addition of new business. The U.K. business incurred an operating loss of $8.2 million in the current year compared to an operating loss of $7.1 million in the prior year due primarily to higher operating expenses. PFSA incurred an operating loss of approximately $2.7 million in 2010 compared to an operating loss of $1.4 million in 2009. PFSA began clearing operations for its first correspondent in December, 2009 and became profitable in the fourth quarter of 2010.

The above factors resulted in an operating loss for the year ended December 31, 2010 compared to an operating profit for the year ended December 31, 2009.

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

		%
	Change	Change from
	Amount	Previous Year
	(In thousands)

Revenues:
Clearing and commission fees	$8,143	5.6
Technology	(3,374)	(14.2)
Interest:
Interest on asset based balances	4,396	6.0
Interest on conduit borrows	(14,382)	(57.4)
Money market	535	23.1

Interest, gross	(9,451)	(9.4)
Other revenue	(8,861)	(16.1)

Total revenues	(13,543)	(4.2)

Interest expense:
Interest expense on liability based balances	(464)	(3.0)
Interest on conduit loans	(11,546)	(61.5)

Interest expense from securities operations	(12,010)	(35.0)

Net revenues	(1,533)	(.5)

Expenses:
Employee compensation and benefits	6,648	5.9
Floor brokerage, exchange and clearance fees	7,977	24.6
Communications and data processing	14,826	32.6
Occupancy and equipment	2,774	9.4
Other expenses	809	2.4
Interest expense on long-term debt	20,485	198.0

	53,519	20.3

Net revenues

Net revenues decreased $1.5 million, or .5%, to $288.3 million from the year ended December 31, 2009 to the year ended December 31, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees increased approximately $8.1 million, or 5.6%, to $153.2 million during this same period. This increase is attributable to clearing and commission fees of approximately $16.2 million related to the Ridge acquisition, approximately $6.2 million from PFSA which began clearing in December 2009, approximately $3.8 million from our futures business and $.2 million in the U.K offset by a decrease of approximately $10.1 million associated with our existing securities clearing businesses in the U.S and $8.5 million in Canada. The increase in clearing and commission fees in our futures business is attributable to higher futures volumes. The decrease in clearing and commission fees is primarily due to lower equity volumes in Canada from the loss of a major Canadian correspondent and lower equity and option volumes in the U.S during the second half of 2010.

Technology revenue decreased $3.4 million, or 14.2%, to $20.4 million due to lower licensing fees of approximately $2.6 million due to the expiration of a licensing contract, lower development revenues of approximately $.5 million and lower recurring revenues of approximately $.3 million.

Interest, gross decreased $9.5 million or 9.4%, to $90.8 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. Interest revenues from customer balances increased $4.9 million or 6.6% to $80.1 million due to an increase in our average daily interest earning assets of $1.6 billion or 30.6% to $6.7 billion offset by a decrease in our average daily interest rate of 27 basis points or 19.0% to 1.15%.

Interest from our stock conduit borrows operations decreased $14.4 million or 57.4% to $10.7 million, as a result of a decrease in our average daily interest rate of 221 basis points or 55.1% to 1.80% and a decrease in our average daily assets of approximately $31.6 million, or 5.0% to $593.4 million.

Other revenue decreased $8.9 million, or 16.1%, to $46.2 million primarily due to decreases in execution services revenues of $4.3 million and $1.8 million decrease in our trade aggregation business resulting from lower volumes, a decrease of approximately $4.1 million in equity and foreign exchange trading as well as a $4.8 million of investment income in 2009 related to the sale of LCH.Clearnet stock offset primarily by increased account servicing fees of approximately $6.6 million.

Interest expense from securities operations decreased $12.0 million, or 35.0%, to $22.3 million from the year ended December 31, 2009 to the year ended December 31, 2010. Interest expense from clearing operations decreased approximately $.5 million, or 3.0%, to $15.0 million due to a 9 basis point or 26.5% decrease in our average daily interest rate to .25% offset by an increase in our average daily balances on our short-term obligations of $1.5 billion, or 32.6%, to $6.1 billion.

Interest from our stock conduit loans decreased $11.5 million, or 61.5% to $7.2 million due to a 179 basis point decrease, or 59.5% in our average daily interest rate to 1.22% and a $30.3 million, or 4.9% decrease in our average daily balances to $592.7 million.

Interest, net increased from $65.9 million for the year ended December 31, 2009 to $68.5 million for the year ended December 31, 2010. This increase was due to higher customer balances attributable to our Ridge acquisition as well a higher correspondent count from our existing businesses offset by a lower interest rate spread of 18 basis points on customer balances and 42 basis points on conduit balances as well as slightly lower conduit balances.

Employee compensation and benefits

Total employee costs increased $6.6 million, or 5.9%, to $119.7 million from the year ended December 31, 2009 to the year ended December 31, 2010, primarily due to severance charges of approximately $6.1 million and $.9 million of costs related to future outsourcing resulting from our recent Ridge acquisition (see Note 28 to our consolidated financial statements) and a program to reduce overhead as a result of the current market environment, $2.6 million associated with our PFSA subsidiary and $1.8 million associated with the Ridge acquisition offset by lower incentive-based compensation expense of approximately $1.7 million and lower continuing employee costs from a lower headcount. Employee headcount decreased by 46 as a result of reductions in force offset by increases in headcount at PFSA of 11 and 30 employees associated with the Ridge acquisition. Employee headcount was 985 as of December 31, 2010.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $8.0 million, or 24.6%, to $40.4 million for the year ended December 31, 2010 from the year ended December 31, 2009, due to higher equity, options and futures volumes, a change in mix, lower industry rebates and the addition of the Ridge business and PFSA.

Communication and data processing

Total expenses for our communication and data processing requirements increased $14.8 million, or 32.6%, to $60.3 million from the year ended December 31, 2009 to the year ended December 31, 2010 due primarily to the addition of the Ridge business on June 25, 2010 and PFSA which began clearing operations in December 2009.

Occupancy and equipment

Total expenses for occupancy and equipment increased $2.8 million, or 9.4%, to $32.2 million from the year ended December 31, 2009 to the year ended December 31, 2010 primarily due to increased software amortization attributable to new computer systems and the addition of the Ridge business and PFSA.

Other expenses

Other expenses increased $.8 million, or 2.4%, to $34.2 million from the year ended December 31, 2009 to the year ended December 31, 2010, primarily due to $3.0 million of costs associated with the closing of the Ridge acquisition compared to $1.4 million in 2009, $1.1 million in higher legal expenses incurred to conclude certain outstanding litigation, higher professional fees associated with our Broadridge conversion and the addition of our PFSA subsidiary, offset by lower expense controls in all other categories.

Interest expense on long-term debt

Interest expense on long-term debt increased $20.5 million from $10.3 million for the year ended December 31, 2009 to $30.8 million for the year ended December 31, 2010 resulting primarily from approximately $17.0 million associated with our senior second lien secured notes issued on May 6, 2010, $3.4 million of additional interest expense associated with our senior convertible notes issued on June 3, 2009, $.9 million related to the Ridge Seller Note offset by approximately $.9 million lower interest costs on our revolving credit facility. These higher interest costs are associated with higher interest rates and higher average balances as compared to the prior year.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 32.1%, was $9.4 million for the year ended December 31, 2010 as compared to an effective tax rate of 38.0% and income tax expense of $9.8 million for the year ended December 31, 2009. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that create additional taxable income.

Net income (loss)

As a result of the foregoing, we incurred a net loss of $19.8 million for the year ended December 31, 2010 compared to net income of $16.0 million for the year ended December 31, 2009.

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

Interest from our stock conduit borrows operations decreased $24.4 million or 49.3% to $25.1 million, due to decrease in our average daily assets of $842.5 million or 57.4% to $625.0 million, offset by an increase in our average daily interest rate of approximately 64 basis points, or 19.0% to 4.01%.

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

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2010, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $325.4 million while two lines had no stated limit. As of December 31, 2010, we had approximately $338.1 million in short-term bank loans outstanding, which left approximately $229.8 million available under our lines of credit with stated limitations.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. At December 31, 2010, we had approximately $619.8 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to its subsidiaries. PWI has the ability to obtain capital through equipment leases, typically secured by the equipment itself and through the Amended and Restated Credit Facility. Currently we have the capacity to borrow up to $25 million under our Amended and Restated Credit Facility. As of December 31, 2010, the Company had no borrowings outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous Credit Facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrent with the closing of its Notes offering, the Company paid off its existing Credit Facility and entered into the Amended and Restated Credit Facility. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013.

We incur a significant amount of interest on our outstanding debt obligations. In 2010, we paid $2.2 in interest under our Amended and Restated Credit Facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $13.1 million in interest under our Senior Second Lien Secured Notes (estimated to be $25 million per year beginning in 2011) and $.3 million in interest under the Ridge Seller Note. We expect to continue to pay a significant amount of interest under these debt instruments in 2011 and for the next several years. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may adversely affect our business or operations.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2010, PFSI had net capital of $139.5 million, which was $96.5 million in excess of its required net capital of $43.0 million.

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the consolidated financial statements as of December 31, 2010. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2010.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 20 to our consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2010. The table below shows our contractual obligations and commitments as of December 31, 2010, including our payments due by period:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1—3 Years	4—5 Years	5 Years
	(In thousands)

Long-term debt obligations and accrued interest(1)	$284,478	$3,900	$—	$80,578	$200,000
Capital lease obligations	8,064	5,425	2,639	—	—
Operating lease obligations	24,026	5,702	8,768	5,245	4,311

Total	$316,568	$15,027	$11,407	$85,823	$204,311

(1)	The long-term debt obligations and accrued interest consists of our 12.50% Senior Second Lien Secured Notes due 2017 and accrued interest of $203,195, 8.00% Senior Convertible Notes due 2014 and accrued interest of $60,400 and our Ridge Seller Note and accrued interest of $20,883. Only interest accrued at December 31, 2010 has been included.

As of December 31, 2010 the Company had accrued income tax liabilities for uncertain tax positions of approximately $1.2 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development and the valuation of stock-based compensation.

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

Goodwill

Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

At December 31, 2010, our goodwill totaled $141.5 million. Our assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of October 1, 2010. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of December 31, 2010. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.3 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-41 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations (unaudited)

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
Quarter Ended	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)

Revenues:
Clearing and commission fees	$42,901	$37,818	$38,103	$34,366	$34,826	$36,911	$38,183	$35,125
Technology	5,167	4,661	5,207	5,384	5,410	6,266	6,452	5,665
Interest, gross	27,105	22,995	20,078	20,590	22,246	25,096	30,841	22,036
Other	11,768	9,345	12,575	12,554	19,266	12,551	11,809	11,477

Total revenues	86,941	74,819	75,963	72,894	81,748	80,824	87,285	74,303
Interest expense from securities operations	6,924	5,024	4,854	5,467	7,328	8,601	10,804	7,546

Net revenues	80,017	69,795	71,109	67,427	74,420	72,223	76,481	66,757

Expenses:
Employee compensation and benefits	29,063	31,125	31,927	27,634	27,780	27,204	29,188	28,929
Floor brokerage, exchange and clearance fees	11,395	10,320	9,559	9,088	7,666	8,544	8,759	7,416
Communications and data processing	18,935	17,802	12,134	11,397	11,572	11,745	11,568	10,557
Occupancy and equipment	8,278	8,181	7,928	7,804	7,385	7,422	7,365	7,245
Other expenses	7,746	8,018	11,676	6,725	8,823	7,652	7,700	9,181
Interest expense on long-term debt	9,530	9,315	7,429	4,555	4,303	3,480	1,876	685

	84,947	84,761	80,653	67,203	67,529	66,047	66,456	64,013

Income (loss) before income taxes	(4,930)	(14,966)	(9,544)	224	6,891	6,176	10,025	2,744
Income tax expense (benefit)	(1,726)	(5,552)	(2,176)	85	2,550	2,309	3,910	1,056

Net income (loss)	$(3,204)	$(9,414)	$(7,368)	$139	$4,341	$3,867	$6,115	$1,688

Earnings (loss) per share — basic	$(0.11)	$(0.33)	$(0.29)	$0.01	$0.17	$0.15	$0.24	$0.07

Earnings (loss) per share — diluted	$(0.11)	$(0.33)	$(0.29)	$0.01	$0.17	$0.15	$0.24	$0.07

Weighted average shares outstanding — basic	28,394	28,295	25,830	25,573	25,491	25,411	25,329	25,260
Weighted average shares outstanding — diluted	28,394	28,295	25,830	25,704	25,651	25,765	25,614	25,300

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by us in reports that we file or submit under the Exchange Act, within the time periods specified by the SEC’s rules and regulations.

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 31, 2010.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, we have maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2010 as stated in their report.

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

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders to be filed not later than April 30, 2011 with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(a)	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders(b)	1,188,380	$14.33	2,507,927
Equity Compensation Plans Not Approved By Security Holders	—	—	—

	1,188,380	$14.33	2,507,927

(a)	Includes shares issuable for unvested restricted stock units.

(b)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 2,440,978 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 66,949 shares remaining available for future issuance.

Other information required by this Item 12 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

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

Date:  March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR. Roger J. Engemoen, Jr.	Chairman	March 3, 2011

/s/ PHILIP A. PENDERGRAFT Philip A. Pendergraft	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2011

/s/ DANIEL P. SON Daniel P. Son	Non Executive Vice Chairman and Director	March 3, 2011

/s/ KEVIN W. MCALEER Kevin W. McAleer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ JAMES S. DYER James S. Dyer	Director	March 3, 2011

/s/ DAVID JOHNSON David Johnson	Director	March 3, 2011

/s/ THOMAS R. JOHNSON Thomas R. Johnson	Director	March 3, 2011

/s/ DAVID M. KELLY David M. Kelly	Director	March 3, 2011

/s/ DAVID A. REED David A. Reed	Director	March 3, 2011

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of financial condition of Penson Worldwide, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penson Worldwide, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penson Worldwide, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011, expressed an unqualified opinion thereon.

/s/  BDO USA, llp
BDO USA, LLP

Dallas, Texas
March 3, 2011

Report of independent registered public accounting firm

Board of Directors and Stockholders
Penson Worldwide, Inc.
Dallas, Texas

We have audited Penson Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penson Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Penson Worldwide, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, llp
BDO USA, LLP

Dallas, Texas
March 3, 2011

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2010	2009
	(In thousands,
	except par values)

ASSETS
Cash and cash equivalents	$138,614	$48,643
Cash and securities — segregated under federal and other regulations (including securities at fair value of $14,197 at December 31, 2010 and $0 at December 31, 2009)	5,407,645	3,605,651
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,498 at December 31, 2010 and $5,149 at December 31, 2009)	257,036	225,130
Receivable from customers, net	2,209,373	1,038,796
Receivable from correspondents	129,208	74,992
Securities borrowed	1,050,682	1,271,033
Securities owned, at fair value	201,195	223,480
Deposits with clearing organizations (including securities at fair value of $213,015 at December 31, 2010 and $356,582 at December 31, 2009)	423,156	433,243
Property and equipment, net	37,743	34,895
Other assets	399,532	295,212

Total assets	$10,254,184	$7,251,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$128,536	$336,056
Payable to customers	7,498,626	5,038,338
Payable to correspondents	469,542	249,659
Short-term bank loans	338,110	113,213
Notes payable	259,729	132,769
Securities loaned	1,015,351	898,957
Securities sold, not yet purchased, at fair value	115,916	97,308
Accounts payable, accrued and other liabilities	127,453	85,873

Total liabilities	9,953,263	6,952,173

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,054 issued and 28,454 outstanding as of December 31, 2010; 29,022 issued and 25,548 outstanding as of December 31, 2009	321	290
Additional paid-in capital	278,469	258,375
Accumulated other comprehensive income, net	4,367	1,748
Retained earnings	72,635	92,482
Treasury stock, at cost; 3,600 shares at December 31, 2010; 3,474 shares at December 31, 2009	(54,871)	(53,993)

Total stockholders’ equity	300,921	298,902

Total liabilities and stockholders’ equity	$10,254,184	$7,251,075

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$153,188	$145,045	$150,554
Technology	20,419	23,793	22,191
Interest, gross	90,768	100,219	165,757
Other	46,242	55,103	45,367

Total revenues	310,617	324,160	383,869
Interest expense from securities operations	22,269	34,279	90,699

Net revenues	288,348	289,881	293,170

Expenses
Employee compensation and benefits	119,749	113,101	113,715
Floor brokerage, exchange and clearance fees	40,362	32,385	26,118
Communications and data processing	60,268	45,442	39,266
Occupancy and equipment	32,191	29,417	28,887
Correspondent asset loss	—	—	26,421
Other expenses	34,165	33,356	38,260
Interest expense on long-term debt	30,829	10,344	3,854

	317,564	264,045	276,521

Income (loss) before income taxes	(29,216)	25,836	16,649
Income tax expense (benefit)	(9,369)	9,825	5,993

Net income (loss)	$(19,847)	$16,011	$10,656

Earnings (loss) per share — basic	$(0.73)	$0.63	$0.42

Earnings (loss) per share — diluted	$(0.73)	$0.63	$0.42

Weighted average common shares — basic	27,034	25,373	25,217
Weighted average common shares — diluted	27,034	25,591	25,416

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Preferred			Additional		Other		Total
	Stock	Common stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Amount	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity
	(In thousands)

Balance, December 31, 2007	$—	25,543	$282	$238,253	$(45,886)	$6,964	$65,815	$265,428
Net income	—	—	—	—	—	—	10,656	10,656
Foreign currency translation adjustments, net of tax of $6,440	—	—	—	—	—	(9,989)	—	(9,989)
Repurchase of treasury stock	—	(714)	—	—	(7,431)	—	—	(7,431)
Stock-based compensation expense	—	188	2	4,521	—	—	—	4,523
Exercise of stock options	—	36	—	168	—	—	—	168
Excess tax deficiency from stock-based compensation plans	—	—	—	(459)	—	—	—	(459)
Purchases of stock under the employee stock purchase plan	—	110	1	999	—	—	—	1,000
Issuance of common stock	—	44	1	570	—	—	—	571

Balance, December 31, 2008	—	25,207	286	244,052	(53,317)	(3,025)	76,471	264,467
Net income	—	—	—	—	—	—	16,011	16,011
Foreign currency translation adjustments, net of tax of $3,077	—	—	—	—	—	4,773	—	4,773
Repurchase of treasury stock	—	(77)	—	—	(676)	—	—	(676)
Stock-based compensation expense	—	275	3	5,084	—	—	—	5,087
Excess tax deficiency from stock-based compensation plans	—	—	—	(473)	—	—	—	(473)
Purchases of stock under the employee stock purchase plan	—	108	1	655	—	—	—	656
Equity component of the conversion feature attributable to senior convertible notes, net of tax of $5,593	—	—	—	8,822	—	—	—	8,822
Issuance of common stock	—	35	—	235	—	—	—	235

Balance, December 31, 2009	—	25,548	290	258,375	(53,993)	1,748	92,482	298,902
Net loss	—	—	—	—	—	—	(19,847)	(19,847)
Foreign currency translation adjustments, net of tax of $1,689	—	—	—	—	—	2,619	—	2,619
Repurchase of treasury stock	—	(126)	—	—	(878)	—	—	(878)
Stock-based compensation expense	—	469	5	4,981	—	—	—	4,986
Exercise of stock options	—	21	—	88	—	—	—	88
Excess tax deficiency from stock-based compensation plans	—	—	—	(32)	—	—	—	(32)
Purchases of stock under the employee stock purchase plan	—	86	1	471	—	—	—	472
Issuance of common stock	—	2,456	25	14,586	—	—	—	14,611

Balance, December 31, 2010	$—	28,454	$321	$278,469	$(54,871)	$4,367	$72,635	$300,921

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(19,847)	$16,011	$10,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,789	19,158	20,247
Deferred income taxes	(593)	5,131	977
Stock-based compensation	4,986	5,087	4,523
Debt discount accretion	3,658	1,534	—
Debt issuance costs	1,805	1,081	—
Contingent consideration accretion	201	—	—
Changes in operating assets and liabilities:
Cash and securities — segregated under federal and other regulations	(1,800,563)	(1,195,735)	(1,005,993)
Net receivable/payable with customers	1,277,676	1,072,964	736,513
Net receivable/payable with correspondents	155,490	142,377	(63,611)
Securities borrowed	231,536	(293,329)	1,089,050
Securities owned	32,722	235,270	(234,799)
Deposits with clearing organizations	12,028	(103,306)	(35,589)
Other assets	18,624	(43,318)	92,189
Net receivable/payable with broker-dealers and clearing organizations	(241,887)	65,517	449,542
Securities loaned	115,671	56,452	(882,064)
Securities sold, not yet purchased	12,981	40,418	(25,495)
Accounts payable, accrued and other liabilities	(47,383)	(12,353)	8,051

Net cash provided by (used in) operating activities	(222,106)	12,959	164,197

Cash flows from investing activities:
Business combinations, net of cash acquired	(1,921)	(32,262)	(33,370)
Purchases of property and equipment	(20,359)	(21,741)	(19,031)

Net cash used in investing activities	(22,280)	(54,003)	(52,401)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	193,294	—	—
Net proceeds from issuance of convertible notes	—	56,200	—
Proceeds from revolving credit facility	31,500	50,000	20,000
Repayments of revolving credit facility	(120,000)	(36,500)	—
Net borrowing (repayments) on short-term bank loans	224,722	(20,905)	(196,380)
Exercise of stock options	88	—	168
Excess tax benefit from stock-based compensation plans	48	27	75
Purchase of treasury stock	(878)	(676)	(7,431)
Issuance of common stock	472	656	1,000

Net cash provided by (used in) financing activities	329,246	48,802	(182,568)

Effect of exchange rates on cash	5,111	2,060	(11,326)

Increase (decrease) in cash and cash equivalents	89,971	9,818	(82,098)
Cash and cash equivalents at beginning of period	48,643	38,825	120,923

Cash and cash equivalents at end of period	$138,614	$48,643	$38,825

Supplemental cash flow disclosures:
Interest payments	$26,054	$10,633	$18,277
Income tax payments	$6,632	$3,807	$19,639
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$14,611	$—	$—
Note issued in connection with the Ridge acquisition	$20,578	$—	$—

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of presentation

Organization and Business — Penson Worldwide, Inc. (“PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson Futures (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

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

The accompanying consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., GHP1, Inc. (“GHP1”), which includes its direct and indirect subsidiaries GHP2, LLC (“GHP2”), and Penson Futures and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation.

In connection with the delivery of products and services to its correspondents, clients and customers, the Company manages its revenues and related expenses in the aggregate. As such, the Company evaluates the performance of its business activities, such as clearing and commission, technology, interest income along with the associated interest expense as one integrated activity.

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

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at fair value on a trade-date basis. Profit and loss arising from all securities transactions entered into from the account and risk of the Company are recorded on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statements of financial condition. All such pending transactions were settled after December 31, 2010 without any material adverse effect on the Company’s financial condition.

Securities Lending Activities — Securities borrowed and securities loaned transactions are reported as collateralized financings and are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions occur when the Company deposits cash with the lender in exchange for borrowing securities. With respect to securities loaned, the Company receives in cash an amount generally in excess of the fair value of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

Revenue Recognition — Revenues from clearing transactions are recorded in the Company’s consolidated financial statements on a trade-date basis. Commissions are recorded on a trade-date basis as customer transactions occur. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there was no impairment of such assets at December 31, 2010 or 2009.

Goodwill — Goodwill represents the excess purchase price over the fair value of all tangible and identifiable intangible net assets acquired in a business acquisition. Substantially all of the Company’s goodwill is deductible for tax purposes. The Company complies with the relevant guidance in the FASB Codification for accounting for goodwill which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company conducted its annual impairment during the fourth quarter of 2010 and 2009 and in management’s opinion; there was no impairment of such assets at December 31, 2010 or 2009. The changes in goodwill during 2010 and 2009 were as follows:

Balance, December 31, 2008	$94,887
Goodwill acquired	17,936

Balance, December 31, 2009	112,823
Goodwill acquired	28,724

Balance, December 31, 2010	$141,547

All goodwill acquired in 2009 and 2010 was related to the United States operating segment. Goodwill is included in other assets in the consolidated statements of financial condition.

Intangibles — Intangibles consisted of the following at December 31:

	Gross Carrying	Accumulated	Net Carrying
2010	Amount	Amortization	Value

Customer related intangible assets	$41,029	$6,249	$34,780
Purchased technology	14,082	13,742	340
Other	2,760	363	2,397

Total	$57,871	$20,354	$37,517

	Gross Carrying	Accumulated	Net Carrying
2009	Amount	Amortization	Value

Customer related intangible assets	$20,007	$3,762	$16,245
Purchased technology	14,082	13,094	988
Other	2,760	251	2,509

Total	$36,849	$17,107	$19,742

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Customer related intangible assets represents customer contracts obtained as part of acquired businesses and are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 15 years. Purchased technology represents software and technology intangible assets acquired as part of acquired businesses and are amortized over their estimated useful lives, generally five years. Other is related primarily to the efutures.com domain name acquired with First Capitol Group LLC (“FCG”) which has an indefinite life and a non-compete agreement with an estimated useful life of 11 years. Intangible assets are included in other assets. Amortization expense related to intangible assets was approximately $3,247, $3,136 and $4,132 in 2010, 2009 and 2008, respectively. The Company estimates that amortization expense will be approximately $4,081 in 2011, $3,744 in 2012, $3,729 in 2013 and 2014 and $3,718 in 2015.

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

Securities Owned and Securities Sold, Not Yet Purchased — The Company has classified its investments in securities owned and securities sold, not yet purchased as “trading” and has reported those investments at their fair values in the consolidated statements of financial condition. Unrealized gains or losses are included in earnings.

Fair Value of Financial Instruments — The financial instruments of the Company are reported on the consolidated statements of financial condition at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. See Note 6 for a description of financial instruments carried at fair value.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized/unsecured balances, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding and evaluates the collectability based on various qualitative

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

factors. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized/unsecured balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectable. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. . The changes in the allowance for doubtful accounts during 2010, 2009 and 2008 were as follows:

Balance, December 31, 2007	$6,493
Bad debt expense	2,302
Write-offs	(635)

Balance, December 31, 2008	8,160
Bad debt expense	1,752
Write-offs	(207)

Balance, December 31, 2009	9,705
Bad debt expense	5,185
Write-offs	(713)

Balance, December 31, 2010	$14,177

Software Costs and Expenses — Costs associated with software developed for internal use are capitalized based on guidance in the FASB Codification. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software has been placed in service. The Company capitalized software development costs of approximately $5,611, $6,880 and $5,491 in 2010, 2009 and 2008 respectively. Amortization expense related to capitalized software development costs was approximately $4,821, $2,543 and $719 for the years ended December 31, 2010, 2009 and 2008, respectively.

Net Income (Loss) Per Share — Net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period presented. Basic earnings (loss) per share exclude any dilutive effects of any potential common shares. Diluted net income (loss) per share considers the impact of potentially dilutive common shares, unless the inclusion of such shares would have an antidilutive effect.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Foreign Currency Translation Adjustments — The Company has, in consolidation, translated the account balances of PFSL, PFSC, Penson Asia and PFSA from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the consolidated statements of stockholders’ equity. See Note 15. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income (loss).

Reclassifications — The Company has reclassified certain prior period amounts to conform to the current year’s presentation. The reclassifications had no effect on the consolidated statements of operations or stockholders’ equity as previously reported.

3.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 14 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which is included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid.

The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4,089 initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company has incurred acquisition related costs of $5,251 with $3,625 and $1,626, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26,426 and net income of approximately $1,458 from Ridge were included in the consolidated statement of operations as of the date of the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

acquisition for the year ended December 31, 2010. The Company estimates that net revenues would have been $312,921 for the year ended December 31, 2010, respectively compared to $337,233 and $345,802, respectively for the years ended December 31, 2009 and 2008, and net income (loss) would have been $(18,957) for the year ended December 31, 2010 compared to $17,260 and $12,824, respectively for the years ended December 31, 2009 and 2008 had the acquisition occurred as of January 1, 2008.

Acquisition of First Capitol Group, LLC

In November 2007, our subsidiary Penson Futures acquired all of the assets of FCG, an FCM and a leading provider of technology products and services to futures traders, and assigned the purchased membership interest to GHP1 effective immediately thereafter. We closed the transaction in November, 2007 and paid approximately $9,400 in cash and approximately 150 shares of common stock valued at approximately $2,200 to the previous owners of FCG. In addition, the Company agreed to pay an annual earnout in cash for the following three-year period based on average net income, subject to certain adjustments including cost of capital, for the acquired business. The Company paid approximately $8,700 related to the first year of the earnout period. The Company did not make an earnout payment related to the second or third year of the earnout period. The Company finalized the acquisition valuation during the third quarter of 2008 and recorded goodwill of approximately $4,000 and intangibles of approximately $7,600. FCG currently conducts business as a division of Penson Futures.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At December 31, 2010, a liability of $20,516 was accrued as result of the third year of the earnout ended May 31, 2010 ($15,184) and the first seven months of the year four earnout, which the Company does not expect to pay prior to the second half of 2011 ($5,332). This balance is included in other liabilities in the consolidated statements of financial condition. The offset of this liability, goodwill, is included in other assets. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6.0 million due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company is required to pay under the Schonfeld Asset Purchase Agreement. This will result in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

5.	Computation of net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation (“EPS”). Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

	Year Ended December 31,
	2010	2009	2008

Basic and diluted:
Net income (loss)	$(19,847)	$16,011	$10,656

Weighted average common shares outstanding — basic	27,034	25,373	25,217
Incremental shares from outstanding stock options	—	26	33
Incremental shares from non-vested restricted stock units	—	101	12
Shares issuable	—	18	154
Convertible debt	—	73	—

Weighted average common shares and common share equivalents — diluted	27,034	25,591	25,416
Basic earnings (loss) per common share	$(0.73)	$0.63	$0.42

Diluted earnings (loss) per common share	$0.73)	$0.63	$0.42

At December 31, 2009 and 2008 stock options and restricted stock units totaling 1,272 and 1,565, respectively were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The following tables summarizes by level within the fair value hierarchy “Cash and securities — segregated under federal and other regulations”, “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of December 31, 2010 and 2009.

December 31, 2010	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$6,197	$—	$6,197
Money market	8,000	—	8,000

	$14,197	$—	$14,197

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,498	$—	$2,498

	$2,498	$—	$2,498

Securities owned
Corporate equity	$290	$—	$290
Listed option contracts	168	—	168
Corporate debt	—	79,404	79,404
Certificates of deposit and term deposits	—	24,432	24,432
U.S. government and agency securities	49,997	—	49,997
Canadian government obligations	—	46,904	46,904

	$50,455	$150,740	$201,195

Deposits with clearing organizations
U.S. government and agency securities	$203,843	$—	$203,843
Money market	9,172	—	9,172

	$213,015	$—	$213,015

Securities sold, not yet purchased
Corporate equity	$264	$—	$264
Listed option contracts	287	—	287
U.S. government and agency securities	90,870	—	90,870
Canadian government obligations	—	24,495	24,495

	$91,421	$24,495	$115,916

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2009	Level 1	Level 2	Total

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$5,149	$—	$5,149

	$5,149	$—	$5,149

Securities owned
Corporate equity	$2,021	$—	$2,021
Listed option contracts	127	—	127
Corporate debt	—	70,398	70,398
Certificates of deposit and term deposits	—	26,368	26,368
U.S. government and agency securities	73,775	—	73,775
Canadian government obligations	—	33,691	33,691
Money market	17,100	—	17,100

	$93,023	$130,457	$223,480

Deposits with clearing organizations
U.S. government and agency securities	$261,050	$—	$261,050
Money market	95,532	—	95,532

	$356,582	$—	$356,582

Securities sold, not yet purchased
Corporate equity	$16	$—	$16
Listed option contracts	228	—	228
Corporate debt	—	63,850	63,850
Canadian government obligations	—	33,214	33,214

	$244	$97,064	$97,308

7.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $5,407,645 at December 31, 2010. Cash and securities segregated under federal and other regulations by PFSI totaled $4,731,780 at December 31, 2010. Of this amount, $4,614,056 was segregated for the benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission, against a requirement as of December 31, 2010 of $4,671,095. An additional deposit of $116,000 was made on January 4, 2011 as allowed by Rule 15c3-3. The remaining balance of $117,724 at year end relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”), as defined against a requirement as of December 31, 2010 of $92,034. The PAIB is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $745,418, including $424,042 in cash and securities, was segregated for the benefit of customers by Penson Futures to Commodity Futures Trading Commission Rule 1.20. Finally, $130,844 was segregated under similar Canadian regulations by PFSC and $120,979 was segregated under similar regulations in the United Kingdom by PFSL. At December 31, 2009, $3,605,651 was segregated for the benefit of customers under U.S. federal and other regulations and similar Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

8.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2010	2009

Receivable:
Securities failed to deliver	$64,233	$62,613
Receivable from clearing organizations	192,803	162,517

	$257,036	$225,130

Payable:
Securities failed to receive	$60,767	$51,695
Payable to clearing organizations	67,769	284,361

	$128,536	$336,056

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

The Company generally nets receivables and payables related to its customers’ transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. The Company generally recognizes interest income on an accrual basis as it is earned. At December 31, 2010 and 2009, the Company had approximately $97,427 and $52,420 in receivables, respectively, primarily from customers and correspondents, that were substantially collateralized and considered collectable, for which interest income was being recorded only when received.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at fair value as follows:

	December 31,
	2010	2009

Securities Owned:
Corporate equity	$290	$2,021
Listed option contracts	168	127
Corporate debt	79,404	70,398
Certificates of deposit and term deposits	24,432	26,368
U.S. federal and agency securities	49,997	73,775
Canadian government obligations	46,904	33,691
Money market	—	17,100

	$201,195	$223,480

Securities Sold, Not Yet Purchased:
Corporate equity	$264	$16
Listed option contracts	287	228
Corporate debt	—	63,850
U.S. federal and agency securities	90,870	—
Certificates of deposit and term deposits	—	33,214
Canadian government obligations	24,495	—

	$115,916	$97,308

11.	Reverse repurchase and repurchase agreements

At December 31, 2010 the Company held reverse repurchase agreements of $224,469. Approximately $132,669 of reverse repurchase agreements included in other assets was collateralized by Canadian government obligations and corporate debt with a fair value of approximately $133,034. Additionally the Company held reverse repurchase agreements of $91,800 included in cash and securities segregated under federal and other regulations, collateralized by U.S. federal and agency securities with a fair value of $91,840. At December 31, 2009 the Company held reverse repurchase agreements of $117,485 collateralized by Canadian government obligations and corporate debt with a fair value of approximately $117,485 and included in other assets. There were no repurchase agreements outstanding at December 31, 2010 and 2009.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

12.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2010	2009

Equipment	$42,251	$33,729
Software	73,364	61,925
Furniture	5,217	5,146
Leasehold improvements	6,938	6,825
Other	1,919	1,826

	129,689	109,451
Less accumulated depreciation and amortization	91,946	74,556

Property and equipment, net	$37,743	$34,895

Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation and amortization is generally provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lesser of the estimated useful life or lease term from three to twelve years for leasehold improvements. Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $17,542, $15,965 and $15,990, respectively.

13.	Short-term bank loans

At December 31, 2010 and 2009, the Company had $338,110 and $113,213, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.1% and 1.2%, respectively. As of December 31, 2010 the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $325,437 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At December 31, 2010 and 2009, the Company had $619,833 and $411,162, respectively, in stock loan with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

14.	Notes payable

Notes Payable consists of the following:

	December 31,
	2010	2009

8.00% Senior Convertible Notes with a principal amount of $60,000, unsecured. Payable in full in June 2014	$47,141	$44,269
12.50% Senior Second Lien Secured Notes with a principal amount of $200,000. Payable in full in May 2017	195,024	—
Bank credit line up to $100,000, unsecured, with a variable rate of interest that approximated 7.0% at December 31, 2009. Paid in full in May 2010	—	88,500
Ridge Seller Note with a principal amount of $20,578, unsecured, with a variable rate of interest that approximated 5.8% at December 31, 2010. Payable in full in June 2015	17,564	—

	$259,729	$132,769

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2011 on the Convertible Notes in an amount that approximates 15.0% of $47,700, the liability component of the Convertible Notes at June 1, 2010. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ended May 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $4,800, $2,773 and $0, related to the coupon, $2,301, $1,201 and $0 related to the conversion feature and $714, $417 and $0 related to various issuance costs for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At December 31, 2010, the estimated fair value of the Convertible Notes was $52,677.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the years ended December 31, 2010, 2009 and 2008 the Company recognized interest expense of $16,319, $0 and $0 related to the coupon and $638, $0 and $0 related to various issuance costs. The fair value of the Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At December 31, 2010, the estimated fair value of the Notes was approximately $200,000.

Revolving credit facility

On May 1, 2009, the Company signed a secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility was subsequently amended on May 27, 2009, September 22, 2009, November 2, 2009 and April 1, 2010. The April 1, 2010 amendment to the Credit Facility, among other things, extended the maturity of the Credit Facility to September 30, 2010, increased the aggregate commitments of the Lenders to $125,000 and revised certain financial covenants in the Credit Facility. On May 6, 2010, the Company repaid the Credit Facility and concurrently with such repayment entered into a second amended and restated credit agreement (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. On October 29, 2010, we entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. Currently, the Company has the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. As of December 31, 2010, the Amended and Restated Credit Facility was undrawn.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% to be paid quarterly (5.80% at December 31, 2010). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the years ended December 31, 2010, 2009 and 2008, respectively, the Company recognized interest expense of $619, $0 and $0 related to the coupon and $263, $0 and $0 related to the discount. The fair value of the Ridge Seller Note approximated its carrying value of $17,560 as of December 31, 2010.

Approximate future annual maturities of the Company’s notes payable at December 31, 2010 are listed below:

Amount

2011	$—
2012	—
2013	—
2014	60,000
2015	20,578
Thereafter	200,000

$280,578

15.	Stockholders’ equity

The following table details the Company’s share activity

	Preferred	Common	Treasury
	Stock	Stock	Stock

Balance, December 31, 2007	—	25,543	2,683
Issuance of common stock	—	44	—
Repurchase of treasury stock	—	(714)	714
Stock-based compensation	—	188	—
Purchases under the employee stock purchase plan	—	110	—
Exercise of stock options	—	36	—

Balance, December 31, 2008	—	25,207	3,397
Issuance of common stock	—	35	—
Repurchase of treasury stock	—	(77)	77
Stock-based compensation	—	275	—
Purchases under the employee stock purchase plan	—	108	—

Balance, December 31, 2009	—	25,548	3,474
Issuance of common stock	—	2,456	—
Repurchase of treasury stock	—	(126)	126
Stock-based compensation	—	469	—
Purchases under the employee stock purchase plan	—	86	—
Exercise of stock options	—	21	—

Balance, December 31, 2010	—	28,454	3,600

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Additional paid-in capital

During the years ended December 31, 2010 and 2009, the Company did not grant any stock options and granted 407 and 207 restricted stock units (“RSUs”) with a fair value of $3,384 and $1,336, respectively. As a result, additional paid-in capital increased by $4,981 and $5,084 during the years ended December 31, 2010 and 2009, respectively to reflect the amortization of the fair value of the stock options and RSUs. This increase included $153 and $218 of expense related to features of the employee stock purchase plan (see Note 19).

Comprehensive income (loss)

Comprehensive income (loss), which is displayed in the consolidated statements of stockholders’ equity, represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations.

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$(19,847)	$16,011	$10,656
Foreign currency translation gain (loss)	2,619	4,773	(9,989)

Comprehensive income (loss)	$(17,228)	$20,784	$667

The exchange rates used in the translation of amounts into U.S. dollars are as follows:

	Year Ended December 31,
	2010	2009	2008

Canadian Dollars
Statement of operations	$0.99	$0.88	$0.95
Balance sheet	1.01	0.95	0.82
British Pounds
Statement of operations	$1.54	$1.56	$1.85
Balance sheet	1.57	1.61	1.44
Australian Dollars
Statement of operations	$0.96	$0.90	$—
Balance sheet	1.02	0.90	—

The rate used to translate asset and liability accounts is the exchange rate in effect at the balance sheet date. The rate used to translate statement of operations accounts is the weighted average exchange rate in effect during the period.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2010, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to December 31, 2010.

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

On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”) to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June 2004 to May 2006. Claimants have generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. The Company has now settled, or agreed in principle to settle, all claims with respect to this matter of which the Company is aware. No further claims based on this matter are expected at this time.

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

On November 5, 2008, the Company entered into a settlement agreement with certain of the SAMCO Entities pursuant to which the Company received a limited personal guaranty from Mr. Engemoen of certain of the indemnification obligations of various SAMCO Entities with respect to claims related to the underlying facts described above, and, in exchange, the Company agreed to limit the aggregate indemnification obligations of the SAMCO Entities with respect to certain matters described above to $2,965. Unpaid indemnification obligations of $800 were satisfied prior to February 15, 2009. Of the $800 obligation, $86 was satisfied through a setoff against an obligation owed to the SAMCO Entities by PFSI, with the balance paid in cash by December 31, 2009. Effective as of December 31, 2009, the Company and the SAMCO entities entered into an amendment to the settlement agreement, whereby SAMCO Holdings, Inc. agreed to pay an additional $133 on the last business day of each of the first six calendar months of 2010 (a total of $800). SAMCO Holdings, Inc. fully satisfied its obligations under the amendment. The SAMCO Entities remain responsible for the payment of their own defense costs and any claims from any third parties not expressly released under the settlement agreement, irrespective of amounts paid to indemnify the Company. The settlement agreement only relates to the matters described above and does not alter the indemnification obligations of the SAMCO Entities with respect to unrelated matters.

To account for liabilities related to the aforementioned claims that may be borne by the Company, a pre-tax charge of $2,350 was recorded in the third quarter of 2008 and $1.0 million in the second quarter of 2010. The Company does not anticipate further liabilities with respect to this matter.

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

Technology support and similar services are provided to SAMCO pursuant to the terms of a Transition Services Agreement entered into between the Company and SAMCO on May 16, 2006. That agreement was entered into at arm’s length and the Company believes it to be on market terms. Clearing services are provided to SAMCO Capital Markets pursuant to the terms of a clearing agreement entered into between the Company and SAMCO Capital Markets on May 19, 2005, as amended effective December 31, 2009. That agreement, as amended, was also entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to SAMCO Capital Markets than what the Company would offer similarly situated correspondents. In 2009 the Company generated $105 in revenue from providing technology support and similar services to SAMCO and approximately $241 in revenue from the Company’s clearing relationship with SAMCO Capital Markets.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company sublets space to SAMCO Capital Markets at the Company’s principal offices at 1700 Pacific Avenue in Dallas, Texas and at One Penn Plaza, in New York, NY. For each sublease, SAMCO Capital Markets is required to pay the percentage of the rental expense the Company incurs equal to the percentage of space SAMCO Capital Markets occupies. The Company believes each sublease to be on market terms. In 2010, for occupying the 20th floor of the Company’s Dallas office, SAMCO Capital Markets made payments totaling $122 the landlord of that property. For occupying a portion of Suite 5120 in the Company’s New York office, SAMCO Capital Markets made payments totaling $169 to the landlord of that property.

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

The Company’s management recently determined that certain municipal bonds underlying Call Now’s margin position had suffered reduced liquidity, and began working with Call Now to restructure the margin loan. As part of the restructuring, on February 25, 2010, Call Now converted $13,922 of its outstanding margin loan into a Promissory Note in favor of the Company accumulating interest at a rate of 10% per year. On September, 16, 2010 the Promissory Note was amended and restated to reflect an additional temporary advance of $400 and certain changes consequent upon such advance. The additional advance was repaid on November 12, 2010, together with certain additional prepayments of principal and accrued interest in an aggregate amount of $1,006. The outstanding principal amount of the Promissory Note as of December 31, 2010, was $13,322 and the largest balance that Call Now has owed under the Promissory Note, including accrued interest, was $15,330. While the Company’s management anticipates that all amounts currently due under the Promissory Note will be collected pursuant to the terms of the Promissory Note, effective January 1, 2011, management has determined to record interest income from Call Now obligations only on interest payments received. The unpaid principal balance of the Promissory Note, together with all accrued and unpaid interest, is due no later than February 25, 2012. Should Call Now default on its obligations under the Promissory Note, the Company may declare the principal balance together with all accrued and unpaid interest to be immediately due and payable. In connection with the Promissory Note, Call Now has assigned to the Company certain of its economic interests and in connection with the Promissory Note, pledged its interest in certain partnerships together with all assets held in the Call Now margin account to serve as additional collateral securing the loan. Mr. Thomas Johnson has no interest in the Call Now margin account or the Promissory Note, except to the extent of his approximately 4.7% ownership interest in Call Now. Mr. Johnson abstained from voting on all matters on behalf of the Company.

Effective September 1, 2010, we entered into a consulting agreement with Holland Consulting, LLC, a company controlled by our former president, Mr. Daniel P. Son. The consulting agreement was filed as Exhibit 10.2 to Form 10-Q, which was filed with the Securities and Exchange Commission on November 9, 2010. Pursuant to the terms of the consulting agreement, Mr. Son will provide consulting services through December 31, 2012, at a rate of approximately $15 per month. We believe we entered into the consulting agreement on market terms, given Mr. Son’s expertise in our industry and his knowledge of our company’s operations. In 2010, the Company paid approximately $58 to Holland Consulting, LLC for consulting services rendered by Mr. Son.

18.	Employee benefit plan

The Company sponsors a defined contribution 401(k) employee benefit plan (the “Plan”) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

requirements. The Company contributed approximately $2,020, $1,963 and $1,278 during 2010, 2009 and 2008, respectively.

19.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in May 2009 (the “2000 Stock Incentive Plan”), under which 4,722 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 2,281 shares of common stock, net of forfeitures have been granted and 2,441 shares remain available for future grants at December 31, 2010. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During 2010, 2009 and 2008 the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $501, $1,197 and $1,521 during the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the Company’s stock option activity is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Contractual	Value of In-the
	Shares	Exercise Price	Term	Money Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2007	1,169	$17.10	5.79	$946
Granted	—	—	—	—
Exercised	(36)	4.72	—	—
Forfeited, cancelled or expired	(105)	18.95	—	—

Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(96)	19.35	—	—

Outstanding, December 31, 2009	932	$17.13	3.91	$290
Granted	—	—	—	—
Exercised	(21)	4.22	—	—
Forfeited, cancelled or expired	(144)	17.82	—	—

Outstanding, December 31, 2010	767	$17.36	3.05	$34

Options exercisable at December 31, 2010	757	$17.31	3.04	$34

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of the options exercised during the years ended December 31, 2010, 2009 and 2008 was $100, $0 and $367. At December 31, 2010 and 2009 2008, the Company had approximately $49 and $492 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .51 and .81 years, respectively. Cash received from stock option exercises totaled approximately $88, $0 and $168 during the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2007	390	$17.39	2.6	$5,596
Granted	599	10.07	—	—
Vested and issued	(188)	15.22	—	—
Forfeited	(52)	17.97	—	—

Outstanding, December 31, 2008	749	$12.06	2.9	$5,704
Granted	207	6.72	—	—
Vested and issued	(275)	12.76	—	—
Forfeited	(107)	10.06	—	—

Outstanding, December 31, 2009	574	$10.17	2.4	$5,202
Granted	407	8.32	—	—
Vested and issued	(441)	9.92	—	—
Forfeited	(119)	9.37	—	—

Outstanding, December 31, 2010	421	$8.83	2.1	$2,061

The Company recorded compensation expense relating to restricted stock units of approximately $4,166, $3,672 and $2,818 during the years ended December 31, 2010, 2009 and 2008, respectively. There is approximately $3,118 and $4,806 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at December 31, 2010 and 2009, respectively.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2010, 563 shares of common stock had been reserved and 496 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $153, $218 and $184 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other

In connection with severance payments made to two senior executives, 30 shares of PWI common stock were issued resulting in stock-based compensation expense of $166 for the year ended December 31, 2010.

20.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2010, are as follows:

	Capital	Operating
	Leases	Leases

2011	$5,425	$5,702
2012	2,143	4,738
2013	496	4,030
2014	—	2,833
2015	—	2,412
2016 and thereafter	—	4,311

	$8,064	$24,026

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, with net balances of $7,049 of equipment and $1,047 of software at December 31, 2010 and $5,914 of equipment and $1,946 of software at December 31, 2009. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $7,443, $6,325 and $5,838, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2010.

21.	Income taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
U.S.	$(30,398)	$14,975	$25,993
Non-U.S.	1,182	10,861	(9,344)

	$(29,216)	$25,836	$16,649

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$(9,196)	$1,125	$8,804
State	1,054	354	617
Non-U.S.	(634)	3,215	(4,405)

	(8,776)	4,694	5,016
Deferred:
Federal	$(995)	$4,557	$930
State	(66)	543	110
Non-U.S.	468	31	(63)

	(593)	5,131	977

Total	$(9,369)	$9,825	$5,993

The differences in income tax provided and the amounts determined by applying the statutory rate to income (loss) before income taxes results from the following:

	Year Ended December 31,
	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	2.0	(2.1)	(2.4)
International trade tax credit	1.6	—	(4.8)
State and local income taxes, net of U.S. federal income tax benefits	(2.2)	2.3	5.2
Stock-based compensation	(3.1)	2.2	3.4
Other, net	(1.2)	0.6	(0.4)

	32.1%	38.0%	36.0%

Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010, the Company had a federal net operating loss of $24,835, all of which may be carried back to recover taxes paid in 2008 and 2009. The Company also has state net operating loss carry forwards and loss carry forwards in certain foreign jurisdictions as of December 31, 2010. Management has determined that a valuation allowance of $1,275 and $0 was necessary at December 31, 2010 and 2009, respectively. The Company expects that certain timing differences will be reversing in the future which will further limit U.S. federal income taxes expected to be paid. Deferred taxes are included in accounts payable, accrued and other liabilities as of December 31, 2010 and 2009.

Deferred income taxes consist of the following:

	December 31,
	2010	2009

Current deferred taxes:
Bad debt allowance	$3,495	$2,158
Accrued expenses	2,291	—
Prepaid assets	(751)	(690)

	$5,035	$1,468

Non-current deferred taxes:
Net operating loss carry forwards	$1,275	$—
Fixed asset basis differences	(4,656)	(2,890)
Intangible assets	(5,865)	(3,155)
Stock-based compensation	2,046	1,824
Equity component of the conversion feature attributable to senior convertible notes	(4,103)	(4,968)
Other	278	(137)
Valuation allowance	(1,275)	—

	$(12,300)	$(9,326)

Total	$(7,265)	$(7,858)

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

Balance at December 31, 2007	826
Additions based on tax positions related to the current year	657
Reductions for tax positions of prior years	(526)

Balance at December 31, 2008	957
Additions based on tax positions related to the current year	230
Reductions for tax positions of prior years	(191)

Balance at December 31, 2009	996
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	148

Balance at December 31, 2010	$1,223

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company recognized penalties and interest of approximately $161, $83 and $111 respectively, for the years ended December 31, 2010, 2009 and 2008 and had accrued approximately $564 and $403 for the payment of penalties and interest at December 31, 2009 and 2008, respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2010 and 2009.

22.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income (loss) before unusual and non-recurring items. The following table summarizes selected financial information:

	United
December 31, 2010	States	Canada	Other	Consolidated

Revenues	$244,959	$46,412	$19,246	$310,617
Interest, net	62,553	4,092	1,854	68,499
Income (loss) before tax	(30,398)	2,043	(861)	(29,216)
Net income (loss)	(21,194)	2,505	(1,158)	(19,847)
Segment assets	8,474,114	1,481,780	298,290	10,254,184
Goodwill and intangibles	177,307	538	1,219	179,064
Capital expenditures	14,104	5,219	1,036	20,359
Depreciation and amortization	14,589	1,444	1,509	17,542
Amortization of intangibles	3,232	—	15	3,247

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	United
December 31, 2009	States	Canada	Other	Consolidated

Revenues	$260,064	$52,404	$11,692	$324,160
Interest, net	60,710	3,649	1,581	65,940
Income before tax	14,975	10,442	419	25,836
Net income	8,396	7,285	330	16,011
Segment assets	5,918,739	1,122,703	209,633	7,251,075
Goodwill and intangibles	131,715	538	312	132,565
Capital expenditures	18,435	1,272	2,034	21,741
Depreciation and amortization	13,346	1,120	1,556	16,022
Amortization of intangibles	3,136	—	—	3,136

	United
December 31, 2008	States	Canada	Other	Consolidated

Revenues	$291,643	$71,302	$20,924	$383,869
Interest, net	61,535	11,365	2,158	75,058
Income (loss) before tax	25,993	(9,554)	210	16,649
Net income (loss)	15,532	(4,964)	88	10,656
Segment assets	4,610,951	607,500	320,744	5,539,195
Goodwill and intangibles	116,915	538	312	117,765
Capital expenditures	14,803	1,130	3,098	19,031
Depreciation and amortization	13,265	1,536	1,314	16,115
Amortization of intangibles	4,121	11	—	4,132

23.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At December 31, 2010, PFSI had net capital of $139,495, and was $96,493 in excess of its required net capital of $43,002. At December 31, 2009, PFSI had net capital of $94,738, and was $70,417 in excess of its required net capital of $24,321.

The Company’s Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of December 31, 2010.

The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the Subsidiaries’ ability to pay dividends and the Company’s ability to satisfy its debt obligations. PFSC, PFSL and PFSA are subject to regulatory requirements in their respective countries which also limit the amount of dividends that they may be able to pay to their parent. The Company has no current plans to seek any dividends from these entities.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In re Sentinel Management Group, Inc.  is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36,000. Sentinel subsequently sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from the sale of those securities to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25,400.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures, PFFI and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23,600 of post-bankruptcy petition transfers and approximately $14,400 of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Following an unsuccessful attempt to dismiss that claim on September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

of Illinois granted the motions of Penson Futures, PFFI, and certain other FCM’s requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court.

On February 23, 2011, the federal district court held a continued status hearing, during which Penson Futures, PFFI and the Sentinel Trustee agreed that coordinated discovery with respect to the Sentinel suits against the Company and other FCMs was still proceeding. No trial date has been set.

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received similar distributions to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. There is no date set for the resolution of that motion.

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

In connection with the Company’s preparation of its 2008 consolidated financial statements, the Company’s management, after consultation with the Company’s Board of Directors and outside advisors, concluded that as of December 31, 2008, a significant amount of the receivable was not recoverable and recorded a charge of approximately $26,400, net of estimated recoveries and professional fees. The Company is continuing to explore ways to further recover amounts associated with this charge and, other than recurring professional fees, does not anticipate incurring any additional losses relative to this matter.

27.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the years ended December 31, 2010 and 2009. The Company had approximately $4,700 available under the current repurchase program as of December 31, 2010; however, our Amended and Restated Credit Facility limits our ability to repurchase our stock.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

28.	Restructuring charge

In June 2010, in connection with the recently signed outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the next six to 15 months. The terms of the plan include both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 is included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the consolidated statement of operations. The Company estimates that it will incur costs of $2,141 associated with Stay Pay of which $1,808 is related to the United States segment, $76 associated with the Canada segment and $257 related to the Other segment. The Company has recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 is associated with the United States segment, $60 is related to the Canada segment and $81 is associated with the Other segment. These charges are being recorded on a straight line basis as the benefits are earned.

29.	Condensed financial statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Penson Worldwide, Inc. (parent only)
Condensed Statements of Financial Condition

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$921	$249
Receivable from affiliates	237,244	202,929
Property and equipment, net	9,643	9,848
Investment in subsidiaries	243,001	234,032
Other assets	99,057	2,990

Total assets	$589,866	$450,048

Liabilities and stockholders’ equity
Notes payable	$259,728	$132,769
Accounts payable, accrued and other liabilities	29,217	18,377

Total liabilities	288,945	151,146
Total stockholders’ equity	300,921	298,902

Total liabilities and stockholders’ equity	$589,866	$450,048

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008

Revenues	$13,562	$5,075	$5,097
Expenses
Employee compensation and benefits	15,933	12,753	11,533
Floor brokerage, exchange and clearance fees	458	—	—
Communications and data processing	2,131	2,562	60
Occupancy and equipment	8,176	7,170	4,745
Other expenses	5,157	4,522	6,562
Interest expense on long-term debt	30,633	10,187	3,854

	62,488	37,194	26,754

Loss before income taxes and equity in earnings of subsidiaries	(48,926)	(32,119)	(21,657)
Income tax benefit	(24,418)	(16,182)	(10,669)

Loss before equity in earnings of subsidiaries	(24,508)	(15,937)	(10,988)
Equity in earnings of subsidiaries	4,661	31,948	21,644

Net income (loss)	$(19,847)	$16,011	$10,656

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(19,847)	$16,011	$10,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,825	5,376	4,722
Deferred income taxes	(593)	5,131	977
Stock based compensation	4,986	5,087	4,523
Debt discount accretion	3,658	1,534	—
Debt issuance costs	1,805	882	—
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	(2,404)	(62,674)	(6,494)
Other assets	(26,666)	1,410	(2,417)
Accounts payable, accrued and other liabilities	8,862	4,921	(5,695)

Net cash provided by (used in) operating activities	(23,374)	(22,322)	6,272

Cash flows from investing activities:
Purchase of property and equipment, net	(6,620)	(9,409)	(3,545)
Subordinated loan to subsidiary	(70,000)	—	—
Increase in investment in subsidiaries	(8,969)	(39,796)	(5,216)

Net cash used in investing activities	(85,589)	(49,205)	(8,761)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured	193,294	—	—
Net proceeds from issuance of convertible notes	—	56,200	—
Proceeds from revolving credit facility	31,500	50,000	20,000
Repayments of revolving credit facility	(120,000)	(36,500)	—
Exercise of stock options	88	—	168
Excess tax benefit on exercise of stock options	48	27	75
Purchase of treasury stock	(878)	(676)	(7,431)
Issuance of common stock	472	656	1,000

Net cash provided by financing activities	104,524	69,707	13,812

Effect of exchange rates on cash	5,111	2,060	(11,326)

Increase (decrease) in cash and cash equivalents	672	240	(3)
Cash and cash equivalents at beginning of period	249	9	12

Cash and cash equivalents at end of period	$921	$249	$9

Supplemental cash flow disclosures:
Interest payments	$21,130	$5,350	$4,265
Income tax payments	$1,402	$3,409	$11,762
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$14,611	$—	$—

INDEX TO EXHIBITS

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

2.1		Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06
2.2		Purchase Agreement by and among Goldenberg Hehmeyer & Co. and Goldenberg LLC, Hehmeyer LLC, GHCO Partners LLC, GH Traders LLC, each of the Principals listed on the signature pages thereto and SAI Holdings, Inc., GHP1, Inc., GHP2, LLC and Christopher Hehmeyer in his capacity as Sellers’ Representative	8-K	001-32878	2.1	11/7/06
2.3		Letter Agreement, dated as of October 8, 2007, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, Opus Trading Fund LLC and Quantitative Trading Strategies LLC	8-K	001-32878	2.1	10/12/07
2.4		Letter Agreement, dated as of April 22, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, and Opus Trading Fund LLC	8-K	001-32878	2.1	4/28/10
2	.5*†	Asset Purchase Agreement by and among Penson Worldwide, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., dated November 2, 2009	10-K	001-32878	2.4	3/5/10
3.1		Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06
3.2		Form of Third Amended and Restated Bylaws of Penson Worldwide, Inc.	8-K	001-32878	3.2	6/5/09
4.1		Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06
4	.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05
4.3		Indenture, dated June 3, 2009, between Penson Worldwide, Inc. and U.S. Bank National Association	8-K	001-32878	4.1	6/5/09
4.4		Form of 8.00% Senior Convertible Note due 2014	8-K	001-32878	4.2	6/5/09
4.5		Indenture, dated May 6, 2010, between Penson Worldwide, Inc. and U.S. Bank National Association	8-K	001-32878	4.1	5/7/10
4.6		Form of 12.5% Senior Second Lien Secured Notes due 2017	8-K	001-32878	4.2	5/7/10
10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	DEF 14A	001-32878	Appendix A	4/8/09
10	.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.3		1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05
10.4		Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05
10.5		Offer to Lease between Penson Financial Services Canada Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05
10.6		Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05
10	.7†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05
10.8		Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06
10.9		Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06
10	.10+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05
10	.11+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05
10.12		Registration Rights Agreement by and between Penson Worldwide, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	10.1	3/21/06
10.13		Stockholder’s Agreement effective as of November 20, 2006 between Penson Worldwide, Inc. and Schonfeld Securities, LLC	8-K	001-32878	10.2	11/21/06
10.14		Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06
10.15		Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.16		Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06
10	.17+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06
10	.18+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06
10	.19+	Executive Employment Agreement between the Company and Daniel P. Son dated April 21, 2006	S-1/A	333-127385	10.24	5/1/06
10.20		Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06
10	.21†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06
10.22		Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07
10	.23†	Schedule E, dated July 23, 2007, to the Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	10-Q	001-32878	10.2	11/13/07
10	.24+	Amended and Restated Executive Employment Agreement between the Company and Daniel P. Son, dated December 31, 2008	10-K	001-32878	10.44	3/16/09
10	.25+	Amended and Restated Executive Employment Agreement between the Company and Philip A. Pendergraft, dated December 31, 2008	10-K	001-32878	10.45	3/16/09
10	.26+	Amendment to Compensation Letter between the Company and Andrew B. Koslow, dated December 31, 2008	10-K	001-32878	10.46	3/16/09
10	.27+	Amendment to Compensation Letter between the Company and Kevin W. McAleer, dated December 31, 2008	10-K	001-32878	10.47	3/16/09
10.28		Purchase Agreement by and among Penson Worldwide, Inc. and J.P. Morgan Securities Inc. and Morgan Keegan & Company, Inc., dated May 28, 2009	8-K	001-32878	10.1	5/29/09
10	.29+	2010 Executive Bonus Plan	8-K	001-32878	10.1	2/16/10

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10.30		Purchase Agreement, dated April 29, 2010, between Penson Worldwide, Inc., Penson Holdings, Inc., SAI Holdings, Inc. and J.P. Morgan Securities, Inc., as representative of the initial purchasers	8-K	001-32878	10.1	4/30/10
10	.31†	Amendment Agreement, dated June 25, 2010, among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Financial Services, Inc., Penson Financial Services Ltd, Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc. and Ridge Clearing & Outsourcing Solutions Limited	10-Q	001-32878	10.2	8/6/10
10.32		Seller Note, dated June 25, 2010, with Penson Worldwide, Inc., as Issuer and Broadridge Financial Solutions, Inc., as Payee	10-Q	001-32878	10.4	8/6/10
10.33		Amended and Restated Pledge Agreement, dated as of May 6, 2010, with Penson Worldwide, Inc., Penson Holdings, Inc., and SAI Holdings, Inc. as pledgors, in favor of Regions Bank	10-Q	001-32878	10.6	8/6/10
10.34		Intercreditor Agreement, dated as of May 6, 2010, between Regions Bank, U.S. Bank National Association, Penson Worldwide, Inc., Penson Holdings, Inc., and SAI Holdings, Inc.	10Q	001-32878	10.7	8/6/10
10.35		Amended and Restated Guaranty, dated May 6, 2010, with SAI Holdings, Inc., and Penson Holdings, Inc.	10-Q	001-32878	10.8	8/6/10
10	.36†	Amendment, Assignment and Assumption Agreement, dated June 25, 2010 among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc.	10-Q/A	001-32878	10.3	9/16/10
10	.37†	Second Amended and Restated Credit Agreement, dated the 6th day of May, 2010, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q/A	001-32878	10.5	9/16/10
10	.38†	Master Services Agreement by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009	10-K	001-32878	10.35	3/5/10
10	.39†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009	10-K	001-32878	10.36	3/5/10

			Incorporated by Reference			Filing
Exhibit		Name of Exhibit	Form	File Number	Exhibit	Date

10	.40†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services Canada Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009	10-K	001-32878	10.37	3/5/10
10	.41+	Letter Agreement, effective August 31, 2010, between Penson Worldwide, Inc. and Daniel P. Son	10-Q	001-32878	10.1	11/9/10
10	.42+	Consulting Agreement, effective September 1, 2010, between Penson Worldwide, Inc. and Holland Consulting, LLC	10-Q	001-32878	10.2	11/9/10
10	.43*†	First Amendment to the Second Amended and Restated Credit Agreement, dated the 29th day of October, 2010, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto
10	.44*+	Executive Bonus Plan.
11.1		Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06
12	.1*	Statement regarding computation of ratios
21	.1*	List of Subsidiaries
23	.1*	Consent of BDO USA, LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.