Form 10-Q
period 2011-03-31
PENSON WORLDWIDE INC
filed 2011-05-09
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

As of May 6, 2011, there were 28,524,496 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	par values)

ASSETS
Cash and cash equivalents	$146,263	$138,614
Cash and securities — segregated under federal and other regulations (including securities at fair value of $22,085 at March 31, 2011 and $14,197 at December 31, 2010)	5,691,672	5,407,645
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,500 at March 31, 2011 and $2,498 at December 31, 2010)	563,262	257,036
Receivable from customers, net	2,974,272	2,209,373
Receivable from correspondents	174,958	129,208
Securities borrowed	1,568,721	1,050,682
Securities owned, at fair value	206,714	201,195
Deposits with clearing organizations (including securities at fair value of $243,640 at March 31, 2011 and $213,015 at December 31, 2010)	476,427	423,156
Property and equipment, net	36,875	37,743
Other assets	394,387	399,532

Total assets	$12,233,551	$10,254,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$571,521	$128,536
Payable to customers	8,644,401	7,498,626
Payable to correspondents	506,306	469,542
Short-term bank loans	318,312	338,110
Notes payable	270,834	259,729
Securities loaned	1,383,459	1,015,351
Securities sold, not yet purchased, at fair value	120,509	115,916
Accounts payable, accrued and other liabilities	118,272	127,453

Total liabilities	11,933,614	9,953,263

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,134 shares issued and 28,513 outstanding as of March 31, 2011; 32,054 shares issued and 28,454 outstanding as of December 31, 2010	321	321
Additional paid-in capital	279,444	278,469
Accumulated other comprehensive income	5,385	4,367
Retained earnings	69,774	72,635
Treasury stock, at cost; 3,621 and 3,600 shares of common stock at March 31, 2011 and December 31, 2010	(54,987)	(54,871)

Total stockholders’ equity	299,937	300,921

Total liabilities and stockholders’ equity	$12,233,551	$10,254,184

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$43,847	$34,366
Technology	6,020	5,384
Interest, gross	28,366	20,590
Other	12,330	12,554

Total revenues	90,563	72,894
Interest expense from securities operations	8,254	5,467

Net revenues	82,309	67,427

Expenses
Employee compensation and benefits	28,479	27,634
Floor brokerage, exchange and clearance fees	12,165	9,088
Communications and data processing	19,364	11,397
Occupancy and equipment	8,528	7,804
Other expenses	8,677	6,725
Interest expense on long-term debt	9,711	4,555

	86,924	67,203

Income (loss) before income taxes	(4,615)	224
Income tax expense (benefit)	(1,754)	85

Net income (loss)	$(2,861)	$139

Earnings (loss) per share — basic	$(0.10)	$0.01

Earnings (loss) per share — diluted	$(0.10)	$0.01

Weighted average common shares outstanding — basic	28,478	25,573
Weighted average common shares outstanding — diluted	28,478	25,704

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
						Other		Total
	Preferred	Common Stock		Additional paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2010	$—	28,454	$321	$278,469	$(54,871)	$4,367	$72,635	$300,921
Net loss	—	—	—	—	—	—	(2,861)	(2,861)
Foreign currency translation adjustments, net of tax of $656	—	—	—	—	—	1,018	—	1,018

Comprehensive loss								(1,843)
Purchase of treasury stock	—	(21)	—	—	(116)	—	—	(116)
Stock-based compensation expense	—	80	—	975	—	—	—	975

Balance, March 31, 2011	$—	28,513	$321	$279,444	$(54,987)	$5,385	$69,774	$299,937

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(2,861)	$139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,819	4,503
Stock-based compensation	975	1,497
Debt discount accretion	1,106	690
Debt issuance costs	268	759
Contingent consideration accretion	100	—
Changes in operating assets and liabilities :
Cash and securities — segregated under federal and other regulations	(278,427)	(186,531)
Net receivable/payable with customers	370,655	555,338
Net receivable/payable with correspondents	(13,974)	9,251
Securities borrowed	(511,734)	201,951
Securities owned	(969)	(15,552)
Deposits with clearing organizations	(52,510)	(225,653)
Other assets	(5,977)	(8,349)
Net receivable/payable with broker-dealers and clearing organizations	136,510	(197,797)
Securities loaned	366,507	(21,768)
Securities sold, not yet purchased	1,967	2,172
Accounts payable, accrued and other liabilities	2,836	16,662

Net cash provided by operating activities	20,291	137,312

Cash flows from investing activities:
Purchase of property and equipment	(3,673)	(7,060)

Net cash used in investing activities	(3,673)	(7,060)

Cash flows from financing activities:
Proceeds from revolving credit facility	25,000	11,500
Repayments of revolving credit facility	(15,000)	—
Net repayments on short-term bank loans	(20,072)	(96,335)
Exercise of stock options	—	88
Excess tax benefit from stock-based compensation plans	—	22
Purchase of treasury stock	(116)	(225)
Issuance of common stock	—	4

Net cash used in financing activities	(10,188)	(84,946)

Effect of exchange rates on cash	1,219	492

Increase in cash and cash equivalents	7,649	45,798
Cash and cash equivalents at beginning of period	138,614	48,643

Cash and cash equivalents at end of period	$146,263	$94,441

Supplemental cash flow disclosures:
Interest payments	$2,463	$2,579
Income tax payments	$275	$4,017

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and Business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect wholly owned operating subsidiaries including among others, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, foreign exchange trading services, risk management services, customer account processing and data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities.

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2010, as filed with the SEC on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 10 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation will be performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4,089 initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of $5,251.

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

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At March 31, 2011, a liability of $14,427 was accrued as result of the third year of the earnout ended May 31, 2010 ($6,000) and the first ten months of the year four earnout, which the Company does not expect to pay prior to the second half of 2011 ($8,427). This balance is included in other liabilities in the condensed consolidated statements of financial condition. The offset of this liability, goodwill, is included in other assets. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000 due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company is required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011 offset by increases related to the fourth year of the earnout. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Computation of earnings (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to earnings (loss) per share.

	Three Months Ended
	March 31,
	2011	2010

Basic and diluted:
Net income (loss)	$(2,861)	$139

Weighted average common shares outstanding — basic	28,478	25,573
Incremental shares from outstanding stock options	—	23
Non-vested restricted stock	—	108

Weighted average common shares and common share equivalents — diluted	28,478	25,704

Basic earnings per common share	$(0.10)	$0.01

Diluted earnings per common share	$(0.10)	$0.01

At March 31, 2010, stock options and restricted stock units totaling 956 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of March 31, 2011 and December 31, 2010.

March 31, 2011	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$22,085	$—	$22,085

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,500	$—	$2,500

Securities owned
Corporate equity	$367	$—	$367
Listed option contracts	95	—	95
Corporate debt	—	88,464	88,464
Certificates of deposit and term deposits	—	26,732	26,732
U.S. government and agency securities	49,867	—	49,867
Canadian government obligations	—	41,189	41,189

	$50,329	$156,385	$206,714

Deposits with clearing organizations
U.S. government and agency securities	$237,170	$—	$237,170
Money market	6,470	—	6,470

	$243,640	$—	$243,640

Securities sold, not yet purchased
Corporate equity	$580	$—	$580
Listed option contracts	158	—	158
Corporate debt	—	81,052	81,052
Canadian government obligations	—	38,719	38,719

	$738	$119,771	$120,509

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2010	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$6,197	$—	$6,197
Money market	8,000	—	8,000

	$14,197	$—	$14,197

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,498	$—	$2,498

Securities owned
Corporate equity	$290	$—	$290
Listed option contracts	168	—	168
Corporate debt	—	79,404	79,404
Certificates of deposit and term deposits	—	24,432	24,432
U.S. government and agency securities	49,997	—	49,997
Canadian government obligations	—	46,904	46,904

	$50,455	$150,740	$201,195

Deposits with clearing organizations
U.S. government and agency securities	$203,843	$—	$203,843
Money market	9,172	—	9,172

	$213,015	$—	$213,015

Securities sold, not yet purchased
Corporate equity	$264	$—	$264
Listed option contracts	287	—	287
U.S. government and agency securities	90,870	—	90,870
Canadian government obligations	—	24,495	24,495

	$91,421	$24,495	$115,916

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $5,691,672 at March 31, 2011. Cash and securities segregated under federal and other regulations by PFSI totaled $4,881,830 at March 31, 2011. Of this amount, $4,840,595 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of March 31, 2011 of $4,844,268. An additional deposit of $60,000 was made on April 4, 2011 as allowed by Rule 15c3-3. The remaining balance of $41,235 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of March 31, 2011 of $43,551. An additional deposit of $20,000 was made on April 4, 2011. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $882,852, including $508,905 in cash and securities, was segregated for the benefit of customers by Penson Futures pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $138,621 and $162,316 was segregated under similar Canadian and United Kingdom regulations, respectively. At December 31, 2010, $5,407,645 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31,	December 31,
	2011	2010

Receivable:
Securities failed to deliver	$199,540	$64,233
Receivable from clearing organizations	363,722	192,803

	$563,262	$257,036

Payable:
Securities failed to receive	$167,085	$60,767
Payable to clearing organizations	404,436	67,769

	$571,521	$128,536

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

7.	Receivable from and payable to customers and correspondents

Receivable from and payable to customers and correspondents include amounts due on cash and margin transactions. Securities owned by customers and correspondents are held as collateral for receivables. This collateral includes financial instruments that are actively traded with valuations based on quoted prices and financial instruments in illiquid markets with valuations that involve considerable judgment. Such collateral is not reflected in the consolidated financial statements. Payable to correspondents also includes commissions due on customer transactions.

The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In certain circumstances it may be necessary to acquire third party valuation reports for illiquid financial instruments held as collateral. These reports are used to assist management in its assessment of the collectability of its receivables. In valuing receivables that become less than fully collateralized/unsecured balances, the Company compares the market value of the collateral and any additional guarantees to the balance of the loan outstanding and evaluates the collectability based on various qualitative factors. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized/unsecured balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectable. The Company monitors every account that is less than fully collateralized with liquid securities every trading day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability.

The Company generally nets receivables and payables related to its customers’ transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. The Company generally recognizes interest income on an accrual basis as it is earned. At March 31, 2011 and December 31, 2010, the Company had approximately $96,896 and $97,427 in receivables (“Nonaccrual Receivables”), respectively, primarily from customers and correspondents, that were substantially collateralized and considered collectable, for which interest income was being recorded only when received.

With respect to the Nonaccrual Receivables, at March 31, 2011, approximately $42,580 were collateralized by bonds issued by the Retama Development Corporation (“RDC”) and certain other interests in the horse racing track and real estate project “(Project”) financed by the RDC’s bonds. In each case these are owned by customers and pledged to the Company and/or its affiliates. Certain related parties to the Company own approximately $14,745 of RDC bonds that are pledged to the Company and/or its affiliates (see Note 17 to our December 31, 2010 consolidated financial statements as filed with the SEC on Form 10-K) . There are a number of factors potentially affecting the value of the Project and the Nonaccrual Receivables related thereto including potential legislation in the Texas Legislature that could expand gambling privileges at the Project. Should such legislation be enacted there should be a positive impact on the value of the Project and therefore upon the collateral underlying related Nonaccrual Receivables. However, should such legislation not be enacted, depending on other factors potentially impacting the Project and related Nonaccrual Receivables, it is possible that the value of the collateral associated with the Project and related Nonaccrual Receivables might be impaired, resulting in a write down of a portion of these receivables that could be material in amount.

8.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31,	December 31,
	2011	2010

Securities Owned:
Corporate equity	$367	$290
Listed option contracts	95	168
Corporate debt	88,464	79,404
Certificates of deposit and term deposits	26,732	24,432
U.S. federal and agency securities	49,867	49,997
Canadian government obligations	41,189	46,904

	$206,714	$201,195

Securities Sold, Not Yet Purchased:
Corporate equity	$580	$264
Listed option contracts	158	287
Corporate debt	81,052	—
U.S. federal	—	90,870
Canadian government obligations	38,719	24,495

	$120,509	$115,916

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

9.	Short-term bank loans and stock loan

At March 31, 2011 and December 31, 2010, the Company had $318,312 and $338,110, respectively in short-term bank loans outstanding with weighted average interest rates of approximately .9% and 1.1%, respectively. As of March 31, 2011, the Company had seven uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $330,993 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At March 31, 2011 and December 31, 2010, the Company had $659,316 and $619,833, respectively, in stock loan with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

10.	Notes Payable

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2011 on the Convertible Notes in an amount that approximates 15.0% of $47,700, the liability component of the Convertible Notes at June 1, 2010. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $1,200 and $1,200, related to the coupon, $633 and $548 related to the conversion feature and $179 and $179 related to various issuance costs for the three months ended March 31, 2011 and 2010, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At March 31, 2011, the estimated fair value of the Convertible Notes was $53,119.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three months ended March 31, 2011 and 2010 the Company recognized interest expense of $6,250 and $0 related to the coupon and $240 and $0 related to various issuance costs. The fair value of the Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At March 31, 2011, the estimated fair value of the Notes was approximately $200,000.

Revolving credit facility

On May 6, 2010, the Company entered into a second amended and restated credit agreement (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. On October 29, 2010, we entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. Currently, the Company has the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. As of March 31, 2011, $10,000 was outstanding under the Amended and Restated Credit Facility.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% to be paid quarterly (5.80% at March 31, 2011). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2011 and subsequent periods will be greater as the discount is accreted and the effective interest

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

method is applied. For the three months ended March 31, 2011 and 2010, respectively, the Company recognized interest expense of $298 and $0 related to the coupon and $134, and $0 related to the discount. The fair value of the Ridge Seller Note approximated its carrying value of $17,694 as of March 31, 2011.

11.	Financial instruments with off-balance sheet risk

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

The Company’s policy is to regularly monitor its market exposure and counterparty risk and maintains a policy of reviewing the credit exposure of all parties, including customers, with which it conducts business.

For customers introduced on a fully-disclosed basis by other broker-dealers, the Company has the contractual right of recovery from such introducing broker-dealers in the event of nonperformance by the customer.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at March 31, 2011, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to March 31, 2011.

12.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 5,006 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,349 shares of common stock, net of forfeitures and tax withholdings have been granted and 1,657 shares remain available for future grants at March 31, 2011. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three months ended March 31, 2011 and 2010, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $24 and $266, respectively, for the three months ended March 31, 2011 and 2010.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	767	$17.36	3.05	$34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(24)	11.21	—	—

Outstanding, March 31, 2011	743	$17.56	2.86	$68

Options exercisable at March 31, 2011	737	$17.54	2.85	$68

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0 and $100, respectively. At March 31, 2011, the Company had approximately $23 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .37 years. Cash received from stock option exercises totaled approximately $0 and $88 for the three months ended March 31, 2011 and 2010, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	421	$8.83	2.1	$2,061
Granted	1,119	5.09	—	—
Vested and issued	(79)	9.42	—	—
Forfeited	(5)	5.76	—	—

Outstanding, March 31, 2010	1,456	$5.93	2.50	$9,770

The Company recorded compensation expense relating to restricted stock units of approximately $921 and $1,178 during the three months ended March 31, 2011 and 2010, respectively.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2011, there was approximately $7,226 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.48 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator has discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants for each offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2011, 625 shares of common stock had been reserved and 495 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $30 and $53 for the three months ended March 31, 2011 and 2010, respectively.

13.	Commitments and contingencies

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2011.

14.	Income taxes

The Company’s effective income tax rate for both the three months ended March 31, 2011 and 2010 was 38.0%. The primary factors contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

federal benefit, stock-based compensation and the return to provision true-up associated with the filing of the Company’s U.S. federal tax return.

15.	Segment information

The Company is organized into operating segments based on geographic regions. These operating segments have been aggregated into three reportable segments; United States, Canada and Other. The Company evaluates the performance of its operating segments based upon operating income before unusual and non-recurring items. The following table summarizes selected financial information.

	United
As of and For the Three Months Ended March 31, 2011	States	Canada	Other	Consolidated

Total revenues	$68,648	$13,292	$8,623	$90,563
Interest, net	17,701	1,449	962	20,112
Income (loss) before tax	(4,715)	(124)	224	(4,615)
Net income (loss)	(2,841)	(96)	76	(2,861)
Segment assets	9,531,547	2,029,790	672,214	12,233,551
Goodwill and intangibles	170,214	538	1,219	171,971
Capital expenditures	2,665	884	124	3,673
Depreciation and amortization	3,874	491	404	4,769
Amortization of intangibles	1,004	—	46	1,050

	United
As of and For the Three Months Ended March 31, 2010	States	Canada	Other	Consolidated

Total revenues	$57,326	$12,223	$3,345	$72,894
Interest, net	14,022	793	308	15,123
Income (loss) before tax	(1,560)	1,122	662	224
Net income (loss)	(1,213)	878	474	139
Segment assets	6,417,673	1,198,541	222,525	7,838,739
Goodwill and intangibles	134,498	538	312	135,348
Capital expenditures	3,754	1,272	2,034	7,060
Depreciation and amortization	3,295	264	362	3,921
Amortization of intangibles	582	—	—	582

16.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At March 31, 2011, PFSI had net capital of $141,303, and was $90,257 in excess of its required net capital of $51,046. At December 31, 2010, PFSI had net capital of $139,495, and was $96,493 in excess of its required net capital of $43,002.

The Company’s Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2011.

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

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the 3 month periods ended March 31, 2011 and 2010. The Company had approximately $4,700 available under the current repurchase program as of March 31, 2011; however, our Amended and Restated Credit Facility limits our ability to repurchase our stock.

18.	Restructuring charge

In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan include both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the consolidated statement of operations. For the three months ended March 31, 2011, the Company reduced its severance reserve by approximately $140 related to the Company’s Canada segment as none of the affected employees remained employed through the respective employment period. The severance reserve is $1,877 as of March 31, 2011. The Company estimates that it will incur costs of $2,065 associated with Stay Pay of which $1,808 is related to the United States segment, and $257 related to the Other segment. The Company recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with the United States segment, $60 was related to the Canada segment and $81 was associated with the Other segment. For the three months ended March 31, 2011, the Company recorded a charge of $342 related to Stay Pay of which $361 was associated with the United States segments, $(60) was related to the Canada segment and $41 was related to the Other segment. These charges are being recorded on a straight line basis as the benefits are earned. The $(60) in the Canada segment relates to the reversal of the charges previously recorded in the Canada segment as no affected employees remained employed through the period in which the outsourcing was completed. No charges were recorded for the three months ended March 31, 2010. The Company has accrued $1,207 as of March 31, 2011 related to Stay Pay.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2010 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited interim condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 375 active securities clearing correspondents and 62 futures clearing correspondents as of March 31, 2011. Our net revenues were $82.3 million and $67.4 million for the three months ended March 31, 2011 and 2010, respectively, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2011 Highlights

•	We increased our correspondent count to 437 as of March 31, 2011.

•	Our interest earning average daily balances reached $8.7 billion for the three months ended March 31, 2011.

•	Our net revenues reached $82.3 million for the three months ended March 31, 2011.

•	PFSC, our Canadian subsidiary, completed its Broadridge BPS conversion in February 2011.

•	Our non-interest revenues determined on a per trading day basis reached $1.003 million for the three months ended March 31, 2011.

Financial overview

Net revenues

Revenues

We generate revenues from most clients in several different categories. Clients generating revenues for us from clearing transactions almost always also generate significant interest income from related balances. Revenues from clearing transactions are driven largely by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our average clearing revenue per trade is a function of numerous pricing elements that vary based on individual correspondent volumes, customer mix, and the level of margin debit balances and credit balances. Our clearing revenue fluctuates as a result of these factors as well as changes in trading volume. We focus on maintaining the profitability of our overall correspondent relationships, including the clearing revenue from trades and net interest from related customer margin balances, and by reducing associated variable costs. We collect the fees for our services directly from customer accounts when trades are processed. We typically only remit commissions charged by our correspondents to them after deducting our charges.

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

Revenues from clearing and commission fees represented 53% and 51% of our total net revenues for the three months ended March 31, 2011 and 2010, respectively.

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

Net interest income represented 24% and 22% of our total net revenues in each of the three months ended March 31, 2011 and 2010, respectively.

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

Comparison of the three months ended March 31, 2011 and March 31, 2010

Overview

Results of operations declined for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to higher floor brokerage, exchange and clearance fees, higher communications and data processing costs, higher other expenses and higher interest expense on long-term debt, partially offset by higher clearing and commission fees and net interest income. Operating results decreased $2.0 million during the first quarter of 2011 as compared to the first quarter of 2010, for our U.S., Canadian, U.K. and Australian operating businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $2.0 million due primarily to higher communications and data processing, floor brokerage, exchange and clearance fees and interest expense on long-term debt offset by higher clearing and commission fees and higher net interest income. Our Canadian business experienced an operating loss of $.1 million for the March 31, 2011 quarter compared to an operating profit of $1.1 million in the March 31, 2010 quarter due to higher operating expenses offset by higher net revenues. The U.K. incurred an operating loss of $1.7 million in both quarters ended March 31, 2011 and 2010. Australia incurred an operating profit of $.4 million for the quarter ended March 31, 2011 compared to an operating loss of approximately $.9 million in the quarter ended March 31, 2010. Australia increased net revenues approximately $3.7 million while expenses increased only $2.4 million. This is primarily related to increased revenues in the March 2011 quarter as the Australian business has continued to grow since it began clearing operations in December 2009, offset by higher expenses primarily attributable to its expanded operations.

The above factors resulted in lower operating results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$9,481	27.6
Technology	636	11.8
Interest:
Interest on asset based balances	8,604	50.6
Interest on conduit borrows	(1,946)	(53.2)
Money market	1,118	1,894.9

Interest, gross	7,776	37.8
Other revenue	(224)	(1.8)

Total revenues	17,669	24.2

Interest expense:
Interest expense on liability based balances	3,970	126.1
Interest on conduit loans	(1,183)	(51.0)

Interest expense from securities operations	2,787	51.0

Net revenues	14,882	22.1

Expenses:
Employee compensation and benefits	845	3.1
Floor brokerage, exchange and clearance fees	3,077	33.9
Communications and data processing	7,967	69.9
Occupancy and equipment	724	9.3
Other expenses	1,952	29.0
Interest expense on long-term debt	5,156	113.2

	19,721	29.3

Net Revenues

Net revenues increased $14.9 million, or 22.1%, to $82.3 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2010. The increase is primarily attributed to the following:

Clearing and commission fees increased $9.5 million, or 27.6%, to $43.8 million during this same period. This increase is primarily due to clearing and commission fees of $8.2 million related to the Ridge acquisition in June 2010, an increase of $2.7 million in Australia as that business has continued to grow, $.7 million in our futures business, $.4 million in Canada and $.3 million in the U.K. offset by a decrease of approximately $3.0 million in our existing U.S. securities business. During the quarter we encountered higher equity and option volumes in Canada, Australia and the U.K. while equity and option volumes were weaker in the U.S. Our futures business benefited from higher commissions from execution business and a stronger mix.

Technology revenue increased $.6 million, or 11.8%, to $6.0 million due to higher recurring revenues of $.8 million offset by a reduction in development revenues of $.2 million.

Interest, gross increased $7.8 million or 37.8%, to $28.4 million during the quarter over quarter period. Interest revenues from customer balances increased $9.7 million or 57.4% to $26.7 million due to increases in our interest income on asset balances of $8.6 million and $1.1 million in money market revenues The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of $2.9 billion or 49.5% to $8.7 billion and an increase in our average daily interest rate of one basis point or .9% to 1.17%.

Interest from our stock conduit borrows operations decreased $1.9 million or 53.2% to $1.7 million, as a result of a decrease in our average daily interest rate of 128 basis points or 54.9% to 1.05%, offset by an increase in our average daily assets of approximately $24.2 million, or 3.8% to $652.8 million.

Other revenue decreased $.2 million, or 1.8%, to $12.3 million primarily due to decreases in equity and foreign exchange trading of $.9 million and approximately $1.1 million in our trade aggregation business offset by increased account servicing fees of approximately $1.1 million and increased execution services revenues of $.7 million.

Interest expense from securities operations increased $2.8 million, or 51.0%, to $8.3 million from the quarter ended March 31, 2010 to the quarter ended March 31, 2011. Interest expense from clearing operations increased approximately $4.0 million, or 126.1%, to $7.1 million due to an increase in our average daily balances on our short-term obligations of $2.8 billion, or 51.7%, to $8.1 billion and an 11 basis point or 45.8% increase in our average daily interest rate to .35%.

Interest from our stock conduit loans decreased $1.2 million, or 51.0% to $1.1 million due to a 78 basis point decrease, or 52.7% in our average daily interest rate to .70% offset slightly by a $25.8 million, or 4.1% increase in our average daily balances to $652.4 million.

Interest, net increased from $15.1 million for the quarter ended March 31, 2010 to $20.1 million for the quarter ended March 31, 2010. This increase was due to higher customer balances, higher money market revenues and slightly higher conduit balances offset by a lower interest rate spread of 10 basis points on customer balances and 50 basis points on conduit balances.

Employee compensation and benefits

Total employee costs increased $.8 million, or 3.1%, to $28.5 million from the quarter ended March 31, 2010 to the quarter ended March 31, 2011, primarily due to higher compensation expense of approximately $.7 million in Australia as a result of the expansion of that business, approximately $.8 million higher costs in Canada in connection with the conversion to the Broadridge technology platform and higher incentive compensation, approximately $.9 million of compensation costs associated with the Ridge acquisition and approximately $.6 million of higher incentive based compensation in the U.S.. These increases were offset by lower compensation costs of approximately $1.5 million in our existing U.S. securities business due to reduced headcount and $.5 million in lower stock-based compensation. Employee count decreased 6.9% to 980 as of March 31, 2011 primarily due to lower headcounts in our U.S. and Canadian operations.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $3.1 million, or 33.9%, to $12.2 million for the quarter ended March 31, 2011 from the quarter ended March 31, 2010, primarily related to costs of $2.2 million resulting from the additional volumes from the Ridge acquisition, $.4 million in Canada resulting from higher equity and option volumes and $.3 million in Australia due to higher equity and option volumes as that business has grown.

Communication and data processing

Total expenses for our communication and data processing requirements increased $8.0 million, or 69.9%, to $19.4 million from the quarter ended March 31, 2010 to the quarter ended March 31, 2011 primarily due to outsourcing costs of approximately $6.4 million associated with Ridge acquisition and increased communications and data processing costs of $1.0 million associated with our Australian business.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.7 million, or 9.3%, to $8.5 million from the quarter ended March 31, 2010 to the quarter ended March 31, 2011 primarily due to higher depreciation resulting from computer equipment and software associated with our conversion to the Broadridge technology platform.

Other expenses

Other expenses increased $2.0 million, or 29.0%, to $8.7 million from the quarter ended March 31, 2010 to the quarter ended March 31, 2011, due primarily to higher legal fees of $1.6 million, higher amortization of $.5 million associated with the Ridge acquisition.

Interest expense on long-term debt

Interest expense on long-term debt increased $5.1 million from $4.6 million for the quarter ended March 31, 2010 to $9.7 million for the quarter ended March 31, 2011 resulting primarily from approximately $6.5 million associated with our senior second lien secured notes issued on May 6, 2010 and $.4 million associated with the Ridge Seller Note issued on June 25, 2010 offset by $1.9 million in lower interest costs on our revolving credit facility due to lower balances as compared to the prior year.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of approximately 38.0%, was $1.8 million for the quarter ended March 31, 2011 as compared to an effective tax rate of 38.0% and income tax expense of less than $.1 million for the quarter ended March 31, 2010. This change is primarily attributed to an operating loss in the current quarter.

Net income (loss)

As a result of the foregoing, net loss was approximately $2.9 million for the quarter ended March 31, 2011 compared to net income of $.1 million for the quarter ended March 31, 2010.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2011, we had seven uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $331.0 million while two lines had no stated limit. As of March 31, 2011, we had approximately $318.3 million in short-term bank loans outstanding, which left approximately $260.5 million available under our lines of credit with stated limitations.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. At March 31, 2011, we had approximately $659.3 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to its subsidiaries. PWI has the ability to obtain capital through equipment leases, typically secured by the equipment itself and through the Amended and Restated Credit Facility. Currently we have the capacity to borrow up to $25 million under our Amended and Restated Credit Facility. As of March 31, 2011, the Company had $10 million outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous senior revolving credit facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrent with the closing of its Notes offering, the Company paid off its existing Credit Facility and entered into the Amended and Restated Credit Facility. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013.

We incur a significant amount of interest on our outstanding debt obligations. In 2010, we paid $2.2 million in interest under our Amended and Restated Credit Facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $13.1 million in interest under our Senior Second Lien Secured Notes (estimated to be $25 million per year beginning in 2011) and $.3 million in interest under the Ridge Seller Note. We expect to continue to pay a significant amount of interest under these debt instruments in 2011 and for the next several years. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may adversely affect our business or operations.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At March 31, 2011, PFSI had net capital of $141.3 million, which was $90.3 million in excess of its required net capital of $51.0 million.

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the unaudited interim condensed consolidated financial statements as of March 31, 2011. All subsidiaries were in compliance with their minimum financial and capital requirements as of March 31, 2011.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 13 to our unaudited interim condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 11 to our unaudited interim condensed consolidated financial statements for information on off-balance sheet arrangements.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development goodwill and stock-based compensation.

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

At March 31, 2011, our goodwill totaled $135.5 million. Our assessment was based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of October 1, 2010. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reporting units was required. As of March 31, 2011, there have been no events that in management’s judgment requiring an interim impairment test.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of March 31, 2011. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.3 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors, executive officers and their affiliates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and, other than as discussed in Note 7 to our unaudited interim condensed consolidated financial statements, does not involve more than normal risk of collectability or present other unfavorable features. Leverage involves securing future obligations, which may be small or large depending on any number of circumstances, with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Although we monitor margin balances on an intra-day basis in order to control our risk exposure, we are not able to eliminate all risks associated with margin lending.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2011.

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

A trial of Realtime’s claims is now tentatively scheduled for July 9, 2012. However, the United State Court of Appeals for the Federal Circuit recently issued an order mandating the transfer of the case to the Southern District of New York. The Company anticipates that such a transfer may impact the current anticipated timetable, but it is unclear currently to what degree. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided.

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

Expansion of our business into new markets and increasing diversification of our client base increases our exposure to risks associated with those markets and clients.

Expansion of our business exposes us to an increasingly diversified client and counterparty base and to new asset classes and new markets. As we continue to expand our presence and operations in foreign markets, such as Australia, Asia and Europe, we will be increasingly exposed to market risks associated with those countries and, especially if we have significant local market share, to the local regulatory and legal authorities, Similarly, the diversification of our product offering increases our exposure to the risks associated with new markets. For example, the expansion of our futures business increases our exposure to risks associated with the volatility and leverage associated with the commodities market, as demonstrated by dramatic recent volatility in certain metal and oil commodities. We have also experienced an expansion of our retail and direct client business, which increases our exposure to the legal and regulatory risks associated with servicing a retail client base. This expansion and diversification of our business also diversifies the market, regulatory, compliance, currency and reputational risk that we need to monitor and manage. If we are unable to develop and implement effective additional procedures to manage such risks on a global basis, we could experience a negative impact on our risk profile.

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

With respect to the Nonaccrual Receivables, at March 31, 2011, (see Note 7 to our unaudited interim condensed consolidated financial statements) approximately $42.6 million were collateralized by bonds issued by the Retama Development Corporation (“RDC”) and certain other interests in the horse racing track and real estate project “(Project”) financed by the RDC’s bonds. In each case these are owned by customers and pledged to the Company and/or its affiliates. Certain related parties to the Company own approximately $14.7 million of RDC bonds that are pledged to the Company and/or its affiliates (see Note 17 to our December 31, 2010 consolidated financial statements as filed with the SEC on Form 10-K) . There are a number of factors potentially affecting the value of the Project and the Nonaccrual Receivables related thereto including potential legislation in the Texas Legislature that could expand gambling privileges at the Project. Should such legislation be enacted there should be a positive impact on the value of the Project and therefore upon the collateral underlying related Nonaccrual Receivables. However, should such legislation not be enacted, depending on other factors potentially impacting the Project and related Nonaccrual Receivables, it is possible that the value of the collateral associated with the Project and related Nonaccrual Receivables might be impaired, resulting in a write down of a portion of these receivables that could be material in amount.

In addition to the other information set forth in this report and the risk factors discussed in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 3, 2011, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made during the three months ended March 31, 2011 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

January	3,693	$4.88
February	12,030	5.07
March	5,491	6.68

Total	21,214	$5.46

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2011. The maximum number of shares that could have been purchased under this plan for the months of January, February and March 2011 was 960,789, 924,783 and 701,894 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	(1)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to Exhibit A to the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on March 7, 2011.

(2)	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: May 9, 2011

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: May 9, 2011

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10	.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	(1)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

(1)	Incorporated by reference to Exhibit A to the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on March 7, 2011

(2)	Filed herewith.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.