Form 10-Q
period 2011-06-30
PENSON WORLDWIDE INC
filed 2011-08-09
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

As of August 5, 2011, there were 27,606,392 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION	2
1	Financial Statements (Unaudited):	2
	Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2011	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
3	Quantitative and Qualitative Disclosure about Market Risk	44
4	Controls and Procedures	45
	PART II. OTHER INFORMATION	46
1	Legal Proceedings	46
1A	Risk Factors	48
2	Unregistered Sales of Equity Securities and Use of Proceeds	48
3	Defaults Upon Senior Securities	48
4	Reserved	49
5	Other Information	49
6	Exhibits	49
	Signatures	50
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except par values)

ASSETS
Cash and cash equivalents	$85,214	$138,614
Cash and securities — segregated under federal and other regulations (including securities at fair value of $116,972 at June 30, 2011 and $14,197 at December 31, 2010)	5,747,924	5,407,645
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,500 at June 30, 2011 and $2,498 at December 31, 2010)	414,041	257,036
Receivable from customers, net	3,021,241	2,209,373
Receivable from correspondents	159,290	129,208
Securities borrowed	1,248,259	1,050,682
Securities owned, at fair value	245,210	201,195
Deposits with clearing organizations (including securities at fair value of $222,201 at June 30, 2011 and $213,015 at December 31, 2010)	528,735	423,156
Property and equipment, net	37,710	37,743
Other assets	340,584	399,532

Total assets	$11,828,208	$10,254,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$660,221	$128,536
Payable to customers	8,474,387	7,498,626
Payable to correspondents	429,645	469,542
Short-term bank loans	421,524	338,110
Notes payable	286,960	259,729
Securities loaned	1,097,291	1,015,351
Securities sold, not yet purchased, at fair value	112,306	115,916
Accounts payable, accrued and other liabilities	74,522	127,453

Total liabilities	11,556,856	9,953,263

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,213 shares issued and 28,585 outstanding as of June 30, 2011; 32,054 shares issued and 28,454 outstanding as of December 31, 2010	322	321
Additional paid-in capital	280,429	278,469
Accumulated other comprehensive income	6,025	4,367
Retained earnings	39,605	72,635
Treasury stock, at cost; 3,628 and 3,600 shares of common stock at June 30, 2011 and December 31, 2010	(55,029)	(54,871)

Total stockholders’ equity	271,352	300,921

Total liabilities and stockholders’ equity	$11,828,208	$10,254,184

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$40,047	$38,103	$83,894	$72,469
Technology	5,274	5,207	11,294	10,591
Interest, gross	30,003	20,078	58,369	40,668
Other	12,128	12,575	24,458	25,129

Total revenues	87,452	75,963	178,015	148,857
Interest expense from securities operations	8,999	4,854	17,253	10,321

Net revenues	78,453	71,109	160,762	138,536

Expenses
Employee compensation and benefits	27,318	31,927	55,797	59,561
Floor brokerage, exchange and clearance fees	11,936	9,501	23,907	18,572
Communications and data processing	19,364	12,134	38,728	23,531
Occupancy and equipment	8,026	7,928	16,554	15,732
Bad debt expense	43,144	58	43,338	75
Other expenses	7,537	11,676	16,214	18,401
Interest expense on long-term debt	9,787	7,429	19,498	11,984

	127,112	80,653	214,036	147,856

Loss before income taxes	(48,659)	(9,544)	(53,274)	(9,320)
Income tax benefit	(18,490)	(2,176)	(20,244)	(2,091)

Net loss	$(30,169)	$(7,368)	$(33,030)	$(7,229)

Loss per share — basic	$(1.06)	$(0.29)	$(1.16)	$(0.28)

Loss per share — diluted	$(1.06)	$(0.29)	$(1.16)	$(0.28)

Weighted average common shares outstanding — basic	28,546	25,830	28,512	25,702
Weighted average common shares outstanding — diluted	28,546	25,830	28,512	25,702

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2010	$—	28,454	$321	$278,469	$(54,871)	$4,367	$72,635	$300,921
Net loss	—	—	—	—	—	—	(33,030)	(33,030)
Foreign currency translation adjustments, net of tax of $1,069	—	—	—	—	—	1,658	—	1,658

Comprehensive loss								(31,372)
Purchase of treasury stock	—	(28)	—	—	(158)	—	—	(158)
Stock-based compensation expense	—	115	1	1,820	—	—	—	1,821
Purchases of common stock under the employee stock purchase plan	—	44	—	140	—	—	—	140

Balance, June 30, 2011	$—	28,585	$322	$280,429	$(55,029)	$6,025	$39,605	$271,352

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(33,030)	$(7,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,147	9,516
Stock-based compensation	1,821	2,967
Debt discount accretion	2,232	1,525
Debt issuance costs	536	2,082
Contingent consideration accretion	203	3
Bad debt expense	43,338	75
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	(332,335)	(168,053)
Net receivable/payable with customers	105,100	435,337
Net receivable/payable with correspondents	(75,021)	146,210
Securities borrowed	(189,885)	37,888
Securities owned	(37,647)	(91,011)
Deposits with clearing organizations	(104,575)	(92,884)
Other assets	51,350	(39,900)
Net receivable/payable with broker-dealers and clearing organizations	375,480	(374,406)
Securities loaned	80,302	(2,915)
Securities sold, not yet purchased	(7,077)	2,706
Accounts payable, accrued and other liabilities	(45,544)	32,489

Net cash used in operating activities	(153,605)	(105,600)

Cash flows from investing activities:
Business combinations, net of cash acquired	(291)	(310)
Purchase of property and equipment	(8,734)	(11,349)

Net cash used in investing activities	(9,025)	(11,659)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	—	193,168
Proceeds from revolving credit facility	40,000	26,500
Repayments of revolving credit facility	(15,000)	(115,000)
Net borrowings on short-term bank loans	82,888	59,708
Exercise of stock options	—	88
Excess tax benefit from stock-based compensation plans	—	48
Purchase of treasury stock	(158)	(518)
Issuance of common stock	140	322

Net cash provided by financing activities	107,870	164,316

Effect of exchange rates on cash	1,360	(1,086)

Increase (decrease) in cash and cash equivalents	(53,400)	45,971
Cash and cash equivalents at beginning of period	138,614	48,643

Cash and cash equivalents at end of period	$85,214	$94,614

Supplemental cash flow disclosures:
Interest payments	$20,858	$6,877
Income tax payments	$692	$5,574
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$—	$14,611
Note issued in connection with the Ridge acquisition	$—	$20,578

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

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America and certain territories. PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the European financial community and is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange. Penson Futures is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), various futures exchanges and is regulated in the United Kingdom by the FSA. PFSA holds an Australian Financial Services License and is a market participant of the Australian Securities Exchange (“ASX”) and a clearing participant of the Australian Clearing House.

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

The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of operations, cash flows, and stockholders’ equity include all adjustments, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2010, as filed with the SEC on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications — The Company has reclassified prior period amounts associated with bad debt expense to conform to the current year’s presentation. The reclassifications had no effect on the condensed consolidated statements of operations, stockholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated statement of stockholders’ equity, the adoption of this guidance will result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements beginning in the first quarter of 2012.

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

The Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 14 months and 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 14 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed 15 months after closing to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid.

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

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At June 30, 2011, a liability of $15,705 was accrued as result of the third year of the earnout ended May 31, 2010 ($6,000) and the year four earnout, which the Company does not expect to pay prior to the second half of 2011 ($9,705). This balance is included in other liabilities in the condensed consolidated statements of financial condition. The offset of this liability, goodwill, is included in other assets. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000, due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company is required to pay under the Schonfeld Asset Purchase Agreement. This

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

resulted in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011 offset by increases related to the fourth year of the earnout. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

3.	Computation of loss per share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic and diluted:
Net loss	$(30,169)	$(7,368)	$(33,030)	$(7,229)

Weighted average common shares outstanding — basic and diluted	28,546	25,830	28,512	25,702

Basic and diluted loss per share	$(1.06)	$(0.29)	$(1.16)	$(0.28)

For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive. See Note 20 to our unaudited interim consolidated financial statements for a discussion of stock repurchased subsequent to June 30, 2011.

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of June 30, 2011 and December 31, 2010.

June 30, 2011	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$10,572	$—	$10,572
Money market	106,400	—	106,400

	$116,972	$—	$116,972

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,500	$—	$2,500

Securities owned
Corporate equity	$351	$—	$351
Listed option contracts	140	—	140
Corporate debt	—	55,973	55,973
Certificates of deposit and term deposits	—	66,307	66,307
U.S. government and agency securities	86,441	—	86,441
Canadian government obligations	—	35,998	35,998

	$86,932	$158,278	$245,210

Deposits with clearing organizations
U.S. government and agency securities	$202,325	$—	$202,325
Money market	19,876	—	19,876

	$222,201	$—	$222,201

Securities sold, not yet purchased
Corporate equity	$195	$—	$195
Listed option contracts	282	—	282
Corporate debt	—	53,515	53,515
Canadian government obligations	—	58,314	58,314

	$477	$111,829	$112,306

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2010	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$6,197	$—	$6,197
Money market	8,000	—	8,000

	$14,197	$—	$14,197

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,498	$—	$2,498

Securities owned
Corporate equity	$290	$—	$290
Listed option contracts	168	—	168
Corporate debt	—	79,404	79,404
Certificates of deposit and term deposits	—	24,432	24,432
U.S. government and agency securities	49,997	—	49,997
Canadian government obligations	—	46,904	46,904

	$50,455	$150,740	$201,195

Deposits with clearing organizations
U.S. government and agency securities	$203,843	$—	$203,843
Money market	9,172	—	9,172

	$213,015	$—	$213,015

Securities sold, not yet purchased
Corporate equity	$264	$—	$264
Listed option contracts	287	—	287
U.S. government and agency securities	90,870	—	90,870
Canadian government obligations	—	24,495	24,495

	$91,421	$24,495	$115,916

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $5,747,924 at June 30, 2011. Cash and securities segregated under federal and other regulations by PFSI totaled $4,962,637 at June 30, 2011. Of this amount, $4,904,896 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of June 30, 2011 of $4,859,792. The remaining balance of $57,741 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of June 30, 2011 of $61,014. An additional deposit of $12,000 was made on July 5, 2011. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. In addition, $802,293, including $459,626 in cash and securities, was segregated for the benefit of customers by Penson Futures pursuant to Commodity Futures Trading Commission Rule 1.20. Finally, $139,289, $134,403 and $51,969 was segregated under similar Canadian, United Kingdom and Australian regulations, respectively. At December 31, 2010, $5,407,645 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30,	December 31,
	2011	2010

Receivable:
Securities failed to deliver	$142,588	$64,233
Receivable from clearing organizations	271,453	192,803

	$414,041	$257,036

Payable:
Securities failed to receive	$129,852	$60,767
Payable to clearing organizations	530,369	67,769

	$660,221	$128,536

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

Typically, the Company’s loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, the Company may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In certain circumstances it may be necessary to acquire third party valuation reports for illiquid financial instruments held as collateral. These reports are used to assist management in its assessment of the collectability of its receivables. In valuing receivables that become less than fully collateralized, the Company compares the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluates the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and the nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover potential losses, the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectable. The Company monitors every account that is less than fully collateralized with liquid securities every trading day. The Company reviews these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of the Company, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable, it is generally reserved at an amount correlating with the amount of the balance that is considered undersecured. Provisions made to this allowance are charged to operations based on anticipated recoverability.

The Company generally nets receivables and payables related to its customers’ transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. The Company generally recognizes interest income on an accrual basis as it is earned. Interest on margin loans is typically accrued monthly and, therefore, increases the margin loan balance reflected on the Company’s financial statements. However, there may be cases when the Company believes that, while the outstanding amount of the receivable is collectable, amounts greater than the current carrying value of the loan may not be collectable. At that point the Company may elect, even though the outstanding amount of the receivable is considered collectable, to recognize interest income only when received rather than reflecting any additional accrued interest in the receivable (“Nonaccrual Receivables”).

Generally, when an account has been reserved, no additional interest is accrued. Margin loan payments are generally recorded against the outstanding loan balance, which includes accrued interest. The Company’s policy with regard to loans with stated terms is to apply payments as set forth in the individual loan agreement. The accrual of interest does not resume until such time as the Company has determined that the amount is fully collectable. This would be evidenced by payments on margin loans resulting in the account becoming fully secured or loans with stated terms becoming current. Margin loans become delinquent at the point that margin calls are not met while loans with stated terms become delinquent in accordance with their stated terms. When either a margin loan or a loan with stated terms becomes delinquent, the Company undertakes a collectability review and generally requires customers to deposit additional collateral or to reduce positions.

The Nonaccrual Receivables that the Company presently has are secured by a variety of collateral, consisting principally of various municipal bonds. When assessing collectability of these Nonaccrual Receivables, the Company considers a variety of factors relating to such collateral such as, but not limited to, the macroeconomic environment, the underlying value of the projects associated with the bonds, the value of assets (often real estate) held in those projects and the liquidity of the collateral. Of the Nonaccrual Receivables, at June 30, 2011, approximately $42,580 were collateralized by bonds issued by the Retama Development Corporation (“RDC”) and certain other interests in the horse racing track and real estate project (“Project”) financed by the RDC’s bonds. In each case these bonds are owned by customers and pledged to the Company and/or its affiliates. When evaluating the value of the RDC bonds in addition to third party pricing indications the Company looked at additional factors such as, but not limited to (i) the value of the real estate and racing license rights held by the issuer, which were supported by a recent third party appraisal of the Retama property, (ii) the potential for the issuer to find additional partners (such as, but not limited to, gaming companies); and (iii) the potential expansion of gaming in Texas.

Consistent with its policy for the evaluation of collateral securing receivables from customers and correspondents, the Company continues to monitor the collateral securing the Nonaccrual Receivables. As noted above, one factor the Company looked at when evaluating the RDC bonds was the potential for expanded gaming rights in Texas. With the adjournment of the Texas Legislature on June 29, 2011 without taking up the bills that had been proposed to permit such expansion, the Company determined that, since the prospects for further consideration of legislation before the next Texas legislative session in 2013 appeared unlikely, it would be appropriate to reevaluate the value of the RDC bonds and other collateral securing the Nonaccrual Receivables. Based upon the Company’s re-assessment of the value of collateral securing the Nonaccrual Receivables, including review of recent appraisals of underlying real estate and the Retama Project, among other factors, the Company’s determined that the carrying value of the Nonaccrual Receivables was not fully realizable and recorded a charge of $43,000. Consequently, at

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

June 30, 2011 and December 31, 2010, the Company had approximately $53,648 and $97,427 in Nonaccrual Receivables, net of reserves of $45,379 and $2,379 respectively.

The Company has also determined that it is appropriate at this time to commence enforcement action in respect of certain Nonaccrual Receivables. The Company has, therefore, exercised its rights against the most liquid collateral securing these Nonaccrual Receivables, including the Company’s common stock, and intends to commence foreclosure actions against certain other collateral, including certain of the RDC bonds. There can be no assurances that the Company’s enforcement and/or foreclosure plans, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that the Company will be able to realize the full value on the collateral securing the Nonaccrual Receivables as is currently contemplated. Given the illiquid nature of much of the collateral, the Company anticipates that ultimate realization upon the collateral may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation. The Company anticipates that in the near future it may advance $400 to the RDC. The Company would advance these funds to assist RDC in its efforts to eventually arrange a financing transaction with a third party. The Company believes such a financing transaction by RDC with a third party could benefit the value of the Company’s collateral. The Company is not legally committed to advance any funds. The Company’s final determination regarding any advancement of funds will be subject to further evaluation of RDC’s operations and the likelihood that RDC can complete a larger financing transaction.. The Company will continue to assess the collateral value as it continues with, and in light of, its efforts to, liquidate the collateral securing these Nonaccrual Receivables

The changes in the allowance for doubtful accounts during 2011 were as follows:

Balance, December 31, 2010	14,177
Bad debt expense	43,338

Balance, June 30, 2011	$57,515

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	June 30,	December 31,
	2011	2010

Securities Owned:
Corporate equity	$351	$290
Listed option contracts	140	168
Corporate debt	55,973	79,404
Certificates of deposit and term deposits	66,307	24,432
U.S. government and agency securities	86,441	49,997
Canadian government obligations	35,998	46,904

	$245,210	$201,195

Securities Sold, Not Yet Purchased:
Corporate equity	$195	$264
Listed option contracts	282	287
Corporate debt	53,515	—
U.S. government and agency securities	—	90,870
Canadian government obligations	58,314	24,495

	$112,306	$115,916

9.	Short-term bank loans and stock loan

At June 30, 2011 and December 31, 2010, the Company had $421,524 and $338,110, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.5% and 1.1%, respectively. As of June 30, 2011, the Company had uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $332,892 while two lines do not have specified borrowing limits. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At June 30, 2011 and December 31, 2010, the Company had $554,212 and $619,833, respectively, in stock loan with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2011 on the Convertible Notes in an amount that approximates 15.0% of $47,700, the liability component of the Convertible Notes at June 1, 2010. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $1,200 and $1,200, related to the coupon, $648 and $561 related to the conversion feature and $178 and $178 related to various issuance costs for the three

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

months ended June 30, 2011 and 2010, respectively. For the six month periods ended June 30, 2011 and 2010 the Company recognized interest expense of $2,400 and $2,400, related to the coupon, $1,282 and $1,109 related to the conversion feature and $357 and $357 related to various issuance costs.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At June 30, 2011, the estimated fair value of the Convertible Notes was $53,570.

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

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three months ended June 30, 2011 and 2010 the Company recognized interest expense of $6,250 and $3,819 related to the coupon and $239 and $158 related to various issuance costs. The Company recognized interest expense of $12,500 and $3,819, related to the coupon and $479 and $158 related to various issuance costs for the six months ended June 30, 2011 and 2010, respectively. The fair value of the Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At June 30, 2011, the estimated fair value of the Notes was approximately $200,000.

Revolving credit facility

On May 6, 2010, the Company entered into a second amended and restated credit agreement (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility provides for a $75,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $125,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. As of June 30, 2011 the Company was in compliance with all financial covenants. On October 29, 2010, the Company entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. On August 4, 2011, the Company entered into a second amendment to the Amended and Restated Credit Facility (the “Second Amendment”). The Second Amendment, among other things, adjusts the timing of the clean down provisions of the Amended and Restated Credit Agreement that require a periodic pay down of outstanding loans, and provides for prepayments, subject to conditions set forth in the Second Amendment, upon certain dispositions and certain increases in capital. The Second Amendment also amends certain other covenants to provide additional flexibility for the realization, by the Company and its subsidiaries, upon collateral held by the Company or its subsidiaries, including with respect to the Nonaccrual Receivables, and the provision of greater flexibility for the Company to pursue certain strategic initiatives including certain asset sales. Currently, the Company has the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. As of June 30, 2011, $25,000 was outstanding under the Amended and Restated Credit Facility.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% to be paid quarterly (5.81% at June 30, 2011). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2011 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the three months ended June 30, 2011 and 2010, respectively, the Company recognized interest expense of $303 and $10 related to the coupon and $138, and $0 related to the discount. The Company recognized interest expense of $601 and $10, related to the coupon and $272 and $0 related to the discount for the six months ended June 30, 2011 and 2010, respectively. The fair value of the Ridge Seller Note approximated its carrying value of $17,832 as of June 30, 2011.

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

In the event a customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. The Company generally seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels on an intra-day basis and, pursuant to such guidelines, generally requires customers to deposit additional collateral or to reduce positions when necessary. Although the Company monitors margin balances on an intra-day basis in order to control our risk exposure, the Company is not able to eliminate all risks associated with margin lending.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at June 30, 2011, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to June 30, 2011.

12.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 6,006 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,377 shares of common stock, net of forfeitures and tax withholdings have been granted and 2,629 shares remain available for future grants at June 30, 2011. The Company also provides an employee stock purchase plan (“ESPP”).

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Stock options

During the three and six months ended June 30, 2011 and 2010, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $13 and $165, respectively, for the three months ended June 30, 2011 and 2010, and $38 and $431, respectively for the six months ended June 30, 2011 and 2010.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	767	$17.36	3.05	$34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(24)	20.20	—	—

Outstanding, June 30, 2011	743	$17.27	2.58	$—

Options exercisable at June 30, 2011	740	$17.26	2.58	$—

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2011 and 2010 was $0 and $100, respectively. At June 30, 2011, the Company had approximately $8 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .16 years. Cash received from stock option exercises totaled approximately $0 and $88 for the three and six months ended June 30, 2011 and 2010, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date Fair	Contractual	Intrinsic
	Units	Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	421	$8.83	2.10	$2,061
Granted	1,186	5.13	—	—
Vested and issued	(115)	9.00	—	—
Forfeited	(38)	6.20	—	—

Outstanding, June 30, 2011	1,454	$5.87	2.27	$5,192

The Company recorded compensation expense relating to restricted stock units of approximately $799 and $1,259 during the three months ended June 30, 2011 and 2010, respectively and $1,720 and $2,437 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was approximately $6,793 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.25 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator has discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants for each offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2011, 625 shares of common stock had been reserved and 540 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $33 and $46 for the three months ended June 30, 2011 and 2010, respectively, and $63 and $99 for the six months ended June 30, 2011 and 2010, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2011.

14.	Income taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 38.0% and 38.0%, respectively, and was 22.8% and 22.4%, respectively for the three and six months ended June 30, 2010. The primary factors contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit, stock-based compensation and the return to provision true-up associated with the filing of the Company’s U.S. federal tax return.

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

	United
As of and For the Three Months Ended June 30, 2011	States	Canada	Other	Consolidated

Total revenues	$64,712	$12,668	$10,072	$87,452
Interest, net	18,074	1,833	1,097	21,004
Income (loss) before tax	(48,788)	(377)	506	(48,659)
Net income (loss)	(30,209)	(264)	304	(30,169)
Segment assets	9,267,417	1,999,189	561,602	11,828,208
Goodwill and intangibles	170,798	538	1,125	172,461
Capital expenditures	4,171	683	207	5,061
Depreciation and amortization	3,419	449	427	4,295
Amortization of intangibles	985	—	48	1,033

	United
As of and For the Three Months Ended June 30, 2010	States	Canada	Other	Consolidated

Total revenues	$60,742	$11,145	$4,076	$75,963
Interest, net	13,775	1,082	367	15,224
Income (loss) before tax	(9,439)	(225)	120	(9,544)
Net income (loss)	(7,372)	(120)	124	(7,368)
Segment assets	7,412,996	1,212,857	292,127	8,917,980
Goodwill and intangibles	170,995	538	312	171,845
Capital expenditures	3,011	993	285	4,289
Depreciation and amortization	3,705	381	351	4,437
Amortization of intangibles	577	—	—	577

	United
As of and For the Six Months Ended June 30, 2011	States	Canada	Other	Consolidated

Total revenues	$133,360	$25,960	$18,695	$178,015
Interest, net	35,776	3,281	2,059	41,116
Income (loss) before tax	(53,504)	(501)	731	(53,274)
Net income (loss)	(33,050)	(360)	380	(33,030)
Segment assets	9,267,417	1,999,189	561,602	11,828,208
Goodwill and intangibles	170,798	538	1,125	172,461
Capital expenditures	6,836	1,567	331	8,734
Depreciation and amortization	7,293	940	831	9,064
Amortization of intangibles	1,989	—	94	2,083

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
As of and For the Six Months Ended June 30, 2010	States	Canada	Other	Consolidated

Total revenues	$118,067	$23,368	$7,422	$148,857
Interest, net	27,798	1,874	675	30,347
Income (loss) before tax	(10,998)	896	782	(9,320)
Net income (loss)	(8,584)	757	598	(7,229)
Segment assets	7,412,996	1,212,857	292,127	8,917,980
Goodwill and intangibles	170,995	538	312	171,845
Capital expenditures	8,728	2,265	356	11,349
Depreciation and amortization	7,000	645	713	8,358
Amortization of intangibles	1,158	—	—	1,158

16.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At June 30, 2011, PFSI had net capital of $159,532, and was $109,345 in excess of its required net capital of $50,187. At December 31, 2010, PFSI had net capital of $139,495, and was $96,493 in excess of its required net capital of $43,002.

The Company’s Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2011.

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

The Company believes that the Court was correct in ordering the prior distributions and Penson Futures and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson Futures or PFFI will result in a limitation or avoidance of potential repayment liabilities. Management cannot currently estimate a range of reasonably possible loss. In the event that Penson Futures and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson Futures and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

18.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the three and six month periods ended June 30, 2011 and 2010. The Company had approximately $4,700 available under the current repurchase program as of June 30, 2011; however, our Amended and Restated Credit Facility limits our ability to repurchase our stock.

19.	Restructuring charge

In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan include both severance pay and bonus payments associated with continuing

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the condensed consolidated statement of operations. In the first quarter of 2011, the Company reduced its severance reserve by approximately $140 related to the Company’s Canada segment as none of the affected employees remained employed through the respective employment period. During the second quarter of 2011 the Company reduced its severance reserve in its United States segment by $1,060 due to a reduction in the number of employees eligible to receive severance payments due to voluntary terminations or transfers to other areas. The severance reserve is $816 as of June 30, 2011. The Company estimates that it will incur costs of $1,211 associated with Stay Pay of which $954 is related to the United States segment, and $257 related to the Other segment. The Company recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with the United States segment, $60 was related to the Canada segment and $81 was associated with the Other segment. For the three months ended June 30, 2011, the Company reduced its Stay Pay by $91. This was comprised of a reduction of $131 in the United States segment based on a lower number of employees eligible for Stay Pay and a charge of $40 in the Other segment. For the six months ended June 30, 2011 the Company has recorded a charge of $251 of which $230 is associated with the United States segment, $(60) in the Canada segment and $81 in the Other segment. These charges are being recorded on a straight line basis as the benefits are earned. No charges were recorded for the three and six months ended June 30, 2010. The Company has accrued $1,116 as of June 30, 2011 related to Stay Pay.

20.	Subsequent events

On August 4, 2011, as part of the foreclosure on the assets that collateralize the Nonaccrual Receivables, the Company purchased 1,001 shares of its common stock at a price of $2.61 per share, the then current market price, totaling $2,612, which proceeds were applied to reduce the applicable Nonaccrual Receivable. The purchased shares increased the total number of treasury shares as of that date.

On August 4, 2011, the Company entered into a non-binding letter of intent (“LOI”) with its current strategic partner, Broadridge Financial Solutions, Inc. The LOI contains provisions relating to the extension of the Master Services Agreement (“MSA”) between the Company and Broadridge to 15 years from the date of conversion of PFSI, the expansion of services subject to the MSA, as to be determined by the parties, and a cost of inflation adjustment after the fifth year of the contract. The adjustment is subject to certain conditions based on minimum margins for the Company and revenue growth for Broadridge. The adjustment is capped at a maximum of two percent in any year. After the tenth year of the contract, the Company and Broadridge have agreed to review pricing for the balance of the contract and will negotiate in good faith any appropriate adjustment. The LOI also contains provisions regarding the elimination of the termination penalty for PFSL, and an increase of the termination penalty for PFSI. The terms of the LOI are non-binding and subject to further negotiation between the Company and Broadridge.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 390 active securities clearing correspondents and 62 futures clearing correspondents as of June 30, 2011. Our net revenues were $78.5 million and $71.1 million for the three months ended June 30, 2011 and 2010, respectively, while our net revenues were $160.8 million and $138.5 million respectively, for the six months ended June 30, 2011 and 2010. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2011 focal points

•	We increased our correspondent count to 452 as of June 30, 2011.

•	Our interest earning average daily balances reached $9.1 billion for the three months ended June 30, 2011.

•	PFSC, our Canadian subsidiary, completed its Broadridge BPS conversion in February 2011.

•	We recorded a bad debt charge of $43.0 million in connection with certain Nonaccrual Receivables.

•	We commenced a number of strategic initiatives designed to reduce costs and debt, increase capital and return to profitability as discussed more fully below.

Strategic initiatives

The current low interest environment and lower industry volumes have continued to negatively impact the Company’s performance. We believe that this macro-economic environment may persist for some time and we have, therefore, started to implement several strategic initiatives designed to better position the Company to operate under these economic conditions. These initiatives are designed to increase our regulatory and other capital positions, further reduce our operating expenses and sharpen our strategic focus. Among the significant initiatives started are the following:

•	Combining the operations of Penson Futures and PFSI into one operating company;

•	Expanding our outsourcing to Broadridge;

•	Streamlining operations with actions designed to reduce costs.

•	Selling PFSL and maximizing the value of Penson Australia;

•	Liquidating certain Nonaccrual Receivables;

•	Converting away certain TD Ameritrade, f/k/a thinkorswim, accounts to TD Ameritrade; and

•	Paying down debt.

Combination of the operations of Penson Futures and PFSI into one operating company

We have been evaluating the benefits of combining the Company’s U.S.-based futures business, operated by Penson Futures, with its U.S.-based broker dealer business, operated by PFSI, over the past several quarters. Such a consolidation offers a number of significant advantages to the Company. Most importantly, the combination of the futures and broker dealer operations will eliminate the need to maintain separate regulatory capital bases for the respective businesses. We estimate that a combination of the futures and broker dealer businesses will free-up approximately $30 million of regulatory capital, which may then be available for other uses. We also expect that it will achieve savings from synergies between the futures and broker dealer operations and estimates that it may be able to reduce costs by up to $2 million annually. The Company also anticipates that the combination of the futures and broker dealer operations will enhance the product offering for customers. The Company’s subsidiaries have applied to their respective regulators for the approval of the transfer of the futures business to PFSI and the initial feedback has been encouraging. The Company currently anticipates, subject to regulatory and other approvals, that the combination of Penson Futures and PFSI will occur in the third quarter of 2011.

Expansion of outsourcing to Broadridge

With the successful conversion of our Canadian operations to the Broadridge technology platform and preparations for a conversion at PFSI well under way, we believe that the outsourcing of additional services to Broadridge offers significant cost savings, product enhancements and strategic flexibility for the Company. Consequently, we have been evaluating with Broadridge the ways in which this important relationship might be enhanced. The Company and Broadridge have entered into a non-binding letter of intent with respect to a proposed expansion. The letter of intent contemplates the extension of the term of the Master Services Agreement between the Company and Broadridge to 15 years from the date of conversion of PFSI. The services subject to this agreement will be expanded, resulting in anticipated annual cost savings of up to $15 million to $18 million. The expanded services are anticipated to include the outsourcing of our data centers and related telecommunications (other than in the U.K. and Australia) to Broadridge in conjunction with IBM. The letter of intent contemplates a cost of inflation adjustment after the fifth year of the agreement, subject to certain conditions based on minimum margins for the Company and revenue growth for Broadridge. The adjustment is capped at a maximum of two percent in any year. After the tenth year of the agreement, the Company and Broadridge have agreed to review pricing for the balance of the agreement and will negotiate in good faith any appropriate adjustment.

Streamlining operations

In addition to the expansion of outsourcing to Broadridge the Company has been proceeding with its plans to further streamline its internal operations. We anticipate that these plans to further streamline business operations will reduce costs by an additional $6 million annually.

Strategic partnerships with or potential sale of PFSL and Penson Australia

In line with the Company’s commitment to considering all strategic alternatives, we recently conducted a review of our operations with a view to identifying operations potentially ancillary to the Company’s core operations. As a result of this review, we have been exploring strategic options for our U.K. and Australian operations. In the case of the U.K., we are in discussions with a potential purchaser of PFSL and have received several other inquiries expressing interest in this business. With respect to the Company’s operations in Australia, after receiving several inquiries, we have decided to explore opportunities for a strategic partnership with a third party or an outright sale.

Liquidation of certain Nonaccrual Receivables

As discussed in Note 7 to our June 30, 2011 unaudited interim condensed consolidated financial statements above, the Company has commenced enforcement actions with respect to certain of its Nonaccrual Receivables. In connection with such enforcement actions, we have determined to write down the value of the Nonaccrual Receivables. We recognize that it may take a significant time and investment of resources to execute upon a plan of liquidation for certain of the collateral securing the Nonaccrual Receivables. Given the illiquid nature of some of the collateral securing the Nonaccrual Receivables, the Company is likely to be more heavily involved in restructurings of the collateral than it would be typically. We believe it is necessary to do so in this case so that the Company may maximize the value received in connection with the liquidation of these receivables. These Nonaccrual Receivables relate primarily to a number of older accounts. In recent years, we have further enhanced our procedures regarding the monitoring and handling of margin debits and we are confident that these procedures are adequate to prevent similar concentrations arising with respect to new margin loans. We believe that the write down of these Nonaccrual Receivables and the associated enforcement actions are important steps to resolving the issues related to the Nonaccrual Receivables. Further, as noted in Note 7 to our June 30, 2011 condensed consolidated financial statements above, the Nonaccrual Receivables have already been fully reserved for regulatory capital purposes and, consequently, neither the write down of the Nonaccrual Receivables, nor the ultimate realization upon the collateral securing these receivables, will have a negative impact on the regulatory capital of any of the Company’s operating subsidiaries. See Note 7 to our June 30, 2011 unaudited interim condensed consolidated financial statements above for a more complete description of this liquidation process.

Conversion Away of Certain TD Ameritrade, f/k/a thinkorswim, Accounts to TD Ameritrade

We currently anticipate that TD Ameritrade, Inc., f/k/a thinkorswim, Inc., will convert approximately two-thirds of its accounts to its own systems in the third quarter of this year. Upon the conversion of these accounts, we anticipate that there will be a net improvement to the regulatory capital position of PFSI of approximately $30 million.

Pay down debt

We anticipate that, as we complete these various strategic initiatives, we will be in a position to potentially pay down the loans under the Amended and Restated Credit Agreement, reducing interest costs, on an annualized basis, of up to $2 million.

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

Revenues from clearing and commission fees represented 51% and 54% of our total net revenues for the three months ended June 30, 2011 and 2010, respectively, while revenues from clearing and commission fees represented 52% and 52% of our total net revenues for the six months ended June 30, 2011 and 2010, respectively.

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

Net interest income represented 27% and 21% of our total net revenues in each of the three months ended June 30, 2011 and 2010, respectively and 26% and 22% for the six months ended June 30, 2011 and 2010, respectively.

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

Comparison of the three months ended June 30, 2011 and June 30, 2010

Overview

Results of operations declined for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a $43.0 million write down to certain Nonaccrual Receivables, higher floor brokerage, exchange and clearance fees, higher communications and data processing costs, higher other expenses and higher interest expense on long-term debt, partially offset by higher clearing and commission fees and net interest income. Operating results decreased $42.9 million during the second quarter of 2011 as compared to the second quarter of 2010, for our U.S., Canadian, U.K. and Australian operating businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $44.9 million due primarily to a $43.0 million write down to certain Nonaccrual Receivables, higher communications and data processing, floor brokerage, exchange and clearance fees and interest expense on long-term debt, lower clearing and commission fees and lower other revenue offset by higher net interest income, lower employee compensation and benefits and lower other expenses. The second quarter 2011 U.S. operating results were also impacted by the addition of the Ridge business that closed on June 25, 2010. Our Canadian business experienced an operating loss of $.4 million for both quarters ended June 30, 2011 and 2010. The U.K. incurred an operating loss of $1.7 million for the quarter ended June 30, 2011 compared to an operating loss of $1.8 million for the quarter ended June 30, 2010. Australia incurred an operating profit of $.6 million for the quarter ended June 30, 2011 compared to an operating loss of approximately $1.3 million in the quarter ended June 30, 2010. Australia increased net revenues approximately $4.2 million while expenses increased only $2.3 million. This is primarily related to increased revenues in the June 2011 quarter as the Australian business has continued to grow since it began clearing operations in December 2009, offset by higher expenses primarily attributable to its expanded operations.

The above factors resulted in lower operating results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$1,944	5.1
Technology	67	1.3
Interest:
Interest on asset based balances	10,556	62.7
Interest on conduit borrows	(1,045)	(35.6)
Money market	414	130.6

Interest, gross	9,925	49.4
Other revenue	(447)	(3.6)

Total revenues	11,489	15.1

Interest expense:
Interest expense on liability based balances	5,042	181.4
Interest on conduit loans	(897)	(43.2)

Interest expense from securities operations	4,145	85.4

Net revenues	7,344	10.3

Expenses:
Employee compensation and benefits	(4,609)	(14.4)
Floor brokerage, exchange and clearance fees	2,435	25.6
Communications and data processing	7,230	59.6
Occupancy and equipment	98	1.2
Bad debt expense	43,086	74,286.2
Other expenses	(4,139)	(35.4)
Interest expense on long-term debt	2,358	31.7

	46,459	57.6

Net Revenues

Net revenues increased $7.3 million, or 10.3%, to $78.5 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. The increase is primarily attributed to the following:

Clearing and commission fees increased $1.9 million, or 5.1%, to $40.0 million during this same period. This increase is primarily due to clearing and commission fees of $7.4 million related to the Ridge acquisition in June 2010, an increase of $2.8 million in Australia as that business has continued to grow, $.2 million in our futures business and $.2 million in the U.K. offset by a decrease of approximately $8.2 million in our existing U.S. securities business and $.5 million in Canada. During the quarter we encountered lower equity and option volumes in the U.S. and Canada while Australia and the U.K. experienced higher equity and option volumes. Our futures business benefited from higher commissions from its execution business and a stronger mix.

Technology revenue increased $.1 million, or 1.3%, to $5.3 million due to higher recurring revenues of $.1 million.

Interest, gross increased $9.9 million or 49.4%, to $30.0 million during the quarter over quarter period. Interest revenues from customer balances increased $11.0 million or 64.0% to $28.1 million due to increases in our interest income on asset balances of $10.6 million and $.4 million in money market revenues The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of $3.0 billion or 50.7% to $9.1 billion and an increase in our average daily interest rate of 9 basis points or 8.0% to 1.21%.

Interest from our stock conduit borrows operations decreased $1.0 million or 35.6% to $1.9 million, as a result of a decrease in our average daily interest rate of 76 basis points or 40.0% to 1.14%, offset by an increase in our average daily assets of approximately $45.9 million, or 7.5% to $661.6 million.

Other revenue decreased $.4 million, or 3.6%, to $12.1 million primarily due to decreases in equity and foreign exchange trading of $.4 million and approximately $.9 million in our trade aggregation business offset by increased account servicing fees of approximately $.3 million and increased execution services revenues of $.5 million.

Interest expense from securities operations increased $4.1 million, or 85.4%, to $9.0 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. Interest expense from clearing operations increased approximately $5.0 million, or 181.4%, to $7.8 million due to an increase in our average daily balances on our short-term obligations of $2.9 billion, or 52.2%, to $8.5 billion and a 17 basis point or 85.0% increase in our average daily interest rate to .37%.

Interest expense from our stock conduit loans decreased $.9 million, or 43.2% to $1.2 million due to a 64 basis point decrease, or 47.4% in our average daily interest rate to .71% offset by a $47.4 million, or 7.7% increase in our average daily balances to $660.9 million.

Interest, net increased from $15.2 million for the quarter ended June 30, 2010 to $21.0 million for the quarter ended June 30, 2011. This increase was due to higher customer balances, higher money market revenues and higher conduit balances offset by a lower interest rate spread of 8 basis points on customer balances and 12 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $4.6 million, or 14.4%, to $27.3 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011, primarily due to $3.2 million in severance costs recorded in the second quarter of 2010 and a $1.1 million reversal of severance costs related to the outsourcing agreement with Broadridge (see Note 19 to our unaudited interim consolidated financial statements), lower stock-based compensation of approximately $.6 million, lower compensation costs of approximately $1.2 million in our existing U.S. securities business due to reduced headcount and lower incentive compensation of approximately $.4 million offset by higher compensation expense of approximately $.8 million in Australia as a result of the expansion of that business and approximately $1.1 million of compensation costs associated with the Ridge acquisition. Employee count decreased 8.1% to 976 as of June 30, 2011 primarily due to lower headcounts in our U.S. and Canadian operations.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $2.4 million, or 25.6%, to $11.9 million for the quarter ended June 30, 2011 from the quarter ended June 30, 2010, primarily related to costs of $2.6 million resulting from the additional volumes from the Ridge acquisition, and $.8 million in Australia due to higher equity and option volumes as that business has grown offset by approximately $.9 million in lower costs in our existing U.S. securities business due to lower equity and option volumes and approximately $.2 million in Canada resulting from lower equity and option volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $7.2 million, or 59.6%, to $19.4 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011 primarily due to outsourcing costs of approximately $6.3 million associated with the Ridge acquisition and increased communications and data processing costs of $.5 million associated with our Australian business and higher data processing costs of $.3 million in our futures business attributable to costs associated with higher maintenance fees associated with its trade processing system as well as higher communications line charges.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.1 million, or 1.2%, to $8.0 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011 primarily due to higher depreciation resulting from computer equipment and software associated with our conversion to the Broadridge technology platform.

Bad debt expense

Bad debt expense increased approximately $43.1 million primarily due to a $43.0 million write down to certain Nonaccrual receivables. Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, or the collateral decreases in liquidity, we consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. When valuing receivables that become less than fully collateralized, we compare what we determine to be the market value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors, such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. We monitor every account that is less than fully collateralized with liquid securities every trading day. This specific, account-by-account review is supplemented by the risk management procedures to identify illiquid securities and other market developments that it is anticipated would affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. At the culmination of this review, we record an appropriate allowance for doubtful accounts, which in our judgment is necessary to reflect anticipated losses in outstanding receivables. When a receivable is deemed not to be collectable it is generally reserved at 100% as the applicable reserve would correlate with the amount of the balance that is unsecured.

Our review of accounts receivable is an active, continuing process during which, among other factors, we seek to assess the fair value and liquidity of the assets collateralizing the receivables. As discussed in Note 7 to our unaudited interim consolidated financial statements, following the failure of the Texas legislature to enact legislation expanding gaming rights, we determined to reassess the value of the collateral securing the Nonaccrual Receivables and in particular the value of the RDC bonds. This review resulted in our determination that the carrying value of the Nonaccrual Receivables was not fully realizable and we recorded a bad debt charge of $43.0 million for the three months ended June 30, 2011. We have commenced enforcement actions with respect to certain of the Nonaccrual Receivables and realized immediate benefits from some of the more liquid collateral. Determining the ultimate collectability of illiquid collateral with multiple interested parties is necessarily a subjective determination that requires a consideration of multiple realization strategies. There can be no assurances that our enforcement and/or foreclosure plans, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that we will be able to realize the full value on the collateral securing the Nonaccrual Receivables as is currently contemplated. We recognize that it may take a significant time and investment of resources to execute upon a plan of liquidation for such illiquid collateral. We anticipate that in the near future we may advance $400,000 to the RDC. We would advance these funds to assist RDC in its efforts to eventually arrange a financing transaction with a third party. We believe such a financing transaction by RDC with a third party could benefit the value of our collateral. We are not legally committed to advance any funds. Our final determination regarding any advancement of funds will be subject to further evaluation of RDC’s operations and the likelihood that RDC can complete a larger financing transaction. We will continue to assess the collateral value as we continue with, and in light of, our efforts to, liquidate the collateral securing these Nonaccrual Receivables.

Other expenses

Other expenses decreased $4.1 million, or 35.4%, to $7.5 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011, due primarily to $2.5 million of costs associated with the closing of the Ridge transaction and $1.5 million in legal expenses to conclude certain outstanding litigation in the second quarter of 2010 as well as lower professional fees of approximately $.6 million offset by higher amortization of $.5 million associated with the Ridge acquisition.

Interest expense on long-term debt

Interest expense on long-term debt increased $2.4 million from $7.4 million for the quarter ended June 30, 2010 to $9.8 million for the quarter ended June 30, 2011 resulting primarily from approximately $2.5 million associated with our senior second lien secured notes issued on May 6, 2010 and $.4 million associated with the Ridge Seller Note issued on June 25, 2010 offset by $.6 million in lower interest costs on our revolving credit facility due to lower balances as compared to the prior year.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of 38.0%, was $18.5 million for the quarter ended June 30, 2011 as compared to an effective tax rate of 22.8% and an income tax benefit of approximately $2.2 million for the quarter ended June 30, 2010. This change is primarily attributed to a larger operating loss in the current quarter.

Net loss

As a result of the foregoing, our net loss was approximately $30.2 million for the quarter ended June 30, 2011 compared to a net loss of $7.4 million for the quarter ended June 30, 2010.

Comparison of the six months ended June 30, 2011 and June 30, 2010

Overview

Results of operations declined for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a $43.0 million write down to certain Nonaccrual Receivables, higher floor brokerage, exchange and clearance fees, increased communications and data processing costs, higher other expenses and elevated interest expense on long-term debt, partially offset by higher clearing and commission fees and net interest income. Operating results decreased $44.9 million during the first half of 2011 as compared to the first half of 2010, for our U.S., Canadian, U.K. and Australian operating businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $47.0 million due primarily to a $43.0 million write down to certain Nonaccrual Receivables, higher communications and data processing, floor brokerage, exchange and clearance fees and interest expense on long-term debt and lower other revenue offset by higher clearing and commission fees, higher net interest income, lower employee compensation and benefits and lower other expenses. The six month 2011 U.S. operating results were also impacted by the addition of the Ridge business that closed on June 25, 2010. Our Canadian business experienced an operating loss of $.5 million for the six months ended June 30, 2011 compared to an operating profit of $.8 million for the six months ended June 30, 2010 due to higher operating expenses offset by higher net revenues. The U.K. incurred an operating loss of $3.3 million for the six months ended June 30, 2011 compared to an operating loss of $3.4 million for the six months ended June 30, 2010. Australia incurred an operating profit of $1.0 million for the six months ended June 30, 2011 compared to an operating loss of approximately $2.2 million for the six months ended June 30, 2010. Australia increased net revenues approximately $7.9 million while expenses increased only $4.7 million. This is a result of continued growth of its clearing operations since December 2009.

The above factors resulted in lower operating results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$11,425	15.8
Technology	703	6.6
Interest:
Interest on asset based balances	19,160	56.7
Interest on conduit borrows	(2,991)	(45.4)
Money market	1,532	593.8

Interest, gross	17,701	43.5
Other revenue	(671)	(2.7)

Total revenues	29,158	19.6

Interest expense:
Interest expense on liability based balances	9,012	152.0
Interest on conduit loans	(2,080)	(47.4)

Interest expense from securities operations	6,932	67.2

Net revenues	22,226	16.0

Expenses:
Employee compensation and benefits	(3,764)	(6.3)
Floor brokerage, exchange and clearance fees	5,335	28.7
Communications and data processing	15,197	64.6
Occupancy and equipment	822	5.2
Bad debt expense	43,263	57,684.0
Other expenses	(2,187)	(11.9)
Interest expense on long-term debt	7,514	62.7

	66,180	44.8

Net Revenues

Net revenues increased $22.2 million, or 16.0%, to $160.8 million from the six months ended June 30, 2011 to the six months ended June 30, 2010. The increase is primarily attributed to the following:

Clearing and commission fees increased $11.4 million, or 15.8%, to $83.9 million during this same period. This increase is primarily due to clearing and commission fees of $15.5 million related to the Ridge acquisition in June 2010, an increase of $5.5 million in Australia as that business has continued to grow, $1.0 million in our futures business, and $.5 million in the U.K. offset by a decrease of approximately $11.2 million in our existing U.S. securities business and $.1 million in Canada. During this period we encountered higher equity and option volumes in Australia and the U.K. while equity and option volumes were weaker in the U.S. Our futures business benefited from higher commissions from execution business and a stronger mix.

Technology revenue increased $.7 million, or 6.6%, to $11.3 million due to higher recurring revenues of $.9 million offset by a reduction in development revenues of $.2 million.

Interest, gross increased $17.7 million or 43.5%, to $58.4 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Interest revenues from customer balances increased $20.7 million or 60.7% to $54.8 million due to increases in our interest income on asset balances of $19.2 million and $1.5 million in money market revenues The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of $3.0 billion or 50.9% to $8.9 billion and an increase in our average daily interest rate of 4 basis points or 3.5% to 1.18%.

Interest from our stock conduit borrows operations decreased $3.0 million or 45.4% to $3.6 million, as a result of a decrease in our average daily interest rate of 102 basis points or 48.1% to 1.10%, offset by an increase in our average daily assets of approximately $35.0 million, or 5.6% to $657.2 million.

Other revenue decreased $.7 million, or 2.7%, to $24.5 million primarily due to decreases in equity and foreign exchange trading of $1.3 million and approximately $1.9 million in our trade aggregation business offset by increased account servicing fees of approximately $.8 million and increased execution services revenues of $1.8 million.

Interest expense from securities operations increased $6.9 million, or 67.2%, to $17.3 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. Interest expense from clearing operations increased approximately $9.0 million, or 152.0%, to $14.9 million due to an increase in our average daily balances on our short-term obligations of $2.9 billion, or 52.3%, to $8.3 billion and a 14 basis point or 63.6% increase in our average daily interest rate to .36%.

Interest from our stock conduit loans decreased $2.1 million, or 47.4% to $2.3 million due to a 72 basis point decrease, or 50.7% in our average daily interest rate to .70% offset by a $36.6 million, or 5.9% increase in our average daily balances to $656.7 million.

Interest, net increased from $10.8 million for the six months ended June 30, 2010 to $41.1 million for the six months ended June 30, 2011. This increase was due to higher customer balances, higher money market revenues and higher conduit balances offset by a lower interest rate spread of 10 basis points on customer balances and 30 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $3.8 million, or 6.3%, to $55.8 million from the six months ended June 30, 2010 to the six months ended June 30, 2011, primarily due to $3.6 million in severance costs recorded in the first half of 2010 and a $1.1 million reversal of severance costs related to the outsourcing agreement with Broadridge taken in the second quarter of 2011 (see Note 19 to our unaudited interim consolidated financial statements), lower stock-based compensation of approximately $1.1 million, lower compensation costs of approximately $2.4 million in our existing U.S. securities business due to reduced headcount offset by higher compensation expense of approximately $1.5 million in Australia as a result of the expansion of that business and approximately $1.9 million of compensation costs associated with the Ridge acquisition and higher incentive compensation of approximately $.9 million. Employee count decreased 8.1% to 976 as of June 30, 2011 primarily due to lower headcounts in our U.S. and Canadian operations.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $5.3 million, or 28.7%, to $23.9 million for the six months ended June 30, 2011 from the six months ended June 30, 2010, primarily related to costs of $4.8 million resulting from the additional volumes from the Ridge acquisition, $.3 million in Canada resulting from higher equity and option volumes in the first quarter of 2011 and $1.1 million in Australia due to higher equity and option volumes as that business has grown offset by approximately $1.0 million in lower costs in our existing U.S. securities business due to lower equity and option volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $15.2 million, or 64.6%, to $38.7 million from the six months ended June 30, 2010 to the six months ended June 30, 2011 primarily due to outsourcing costs of approximately $12.6 million associated with the Ridge acquisition and increased communications and data processing costs of $1.5 million associated with our Australian business and higher data processing costs of $.8 million in our futures business attributable to costs associated with higher maintenance fees associated with its trade processing system as well as higher communications line charges.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.8 million, or 5.2%, to $16.6 million from the six months ended June 30, 2010 to the six months ended June 30, 2011 primarily due to higher depreciation resulting from computer equipment and software associated with our conversion to the Broadridge technology platform.

Bad debt expense

Bad debt expense increased approximately $43.3 million primarily due to a $43.0 million write down to certain Nonaccrual receivables. Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, or the collateral decreases in liquidity, we consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. When valuing receivables that become less than fully collateralized, we compare what we determine to be the market value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors, such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. We monitor every account that is less than fully collateralized with liquid securities every trading day. This specific, account-by-account review is supplemented by the risk management procedures to identify illiquid securities and other market developments that it is anticipated would affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. At the culmination of this review, we record an appropriate allowance for doubtful accounts, which in our judgment is necessary to reflect anticipated losses in outstanding receivables. When a receivable is deemed not to be collectable it is generally reserved at 100% as the applicable reserve would correlate with the amount of the balance that is unsecured.

Our review of accounts receivable is an active, continuing process during which, among other factors, we seek to assess the fair value and liquidity of the assets collateralizing the receivables. As discussed in Note 7 to our unaudited interim consolidated financial statements, following the failure of the Texas legislature to enact legislation expanding gaming rights, we determined to reassess the value of the collateral securing the Nonaccrual Receivables and in particular the value of the RDC bonds. This review resulted in our determination that the carrying value of the Nonaccrual Receivables was not fully realizable and we recorded a bad debt charge of $43.0 million for the six months ended June 30, 2011. We have commenced enforcement actions with respect to certain of the Nonaccrual Receivables and realized immediate benefits from some of the more liquid collateral. Determining the ultimate collectability of illiquid collateral with multiple interested parties is necessarily a subjective determination that requires a consideration of multiple realization strategies. There can be no assurances that our enforcement and/or foreclosure plans, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that we will be able to realize the full value on the collateral securing the Nonaccrual Receivables as is currently contemplated. We recognize that it may take a significant time and investment of resources to execute upon a plan of liquidation for such illiquid collateral. We anticipate that in the near future we may advance $400,000 to the RDC. We would advance these funds to assist RDC in its efforts to eventually arrange a financing transaction with a third party. We believe such a financing transaction by RDC with a third party could benefit the value of our collateral. We are not legally committed to advance any funds. Our final determination regarding any advancement of funds will be subject to further evaluation of RDC’s operations and the likelihood that RDC can complete a larger financing transaction. We will continue to assess the collateral value as we continue with, and in light of, our efforts to, liquidate the collateral securing these Nonaccrual Receivables.

Other expenses

Other expenses decreased $2.2 million, or 11.9%, to $16.2 million from the six months ended June 30, 2010 to the six months ended June 30, 2011, due primarily to $3.0 million of costs associated with the closing of the Ridge transaction and $1.5 million in legal expenses to conclude certain outstanding litigation in the second quarter of

2010 as well as lower professional fees of approximately $.6 million offset by higher legal expenses of approximately $1.6 million and higher amortization of $1.0 million associated with the Ridge acquisition.

Interest expense on long-term debt

Interest expense on long-term debt increased $7.5 million from $12.0 million for the six months ended June 30, 2010 to $19.5 million for the six months ended June 30, 2011 resulting primarily from approximately $9.0 million of interest expense associated with our senior second lien secured notes issued on May 6, 2010 and $.9 million associated with the Ridge Seller Note issued on June 25, 2010 offset by $2.5 million in lower interest costs on our revolving credit facility due to lower balances as compared to the prior year.

Provision for income taxes

Income tax benefit, based on an effective income tax rate of 38.0%, was $20.2 million for the six months ended June 30, 2011 as compared to an effective tax rate of 22.4% and an income tax benefit of $2.1 million for the six months ended June 30, 2010. This change is primarily attributed to a larger operating loss in the current period.

Net loss

As a result of the foregoing, our net loss was approximately $33.0 million for the six months ended June 30, 2011 compared to a net loss of $7.2 million for the six months ended June 30, 2010.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of June 30, 2011, we had uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $332.9 million while two lines had no stated limit. As of June 30, 2011, we had approximately $421.5 million in short-term bank loans outstanding, which left approximately $252.9 million available under our lines of credit with stated limitations. Since the Nonaccrual Receivables had been previously excluded from our regulatory capital calculation, the write down taken against the Nonaccrual Receivables had no effect on the operating liquidity of our clearing broker-dealer subsidiaries. In addition, the write-off of the Nonaccrual Receivables will be excluded for purposes of calculating our financial covenants under the Amended and Restated Credit Facility, therefore our financial covenant compliance will not be impacted negatively. Therefore, it is our belief that the write down of the Nonaccrual Receivables will have no adverse effect on the Company’s operating liquidity as compared to its position prior to the write down.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. At June 30, 2011, we had approximately $554.2 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Capital Resources — PWI provides capital to its subsidiaries. PWI has the ability to obtain capital through equipment leases, typically secured by the equipment itself and through the Amended and Restated Credit Facility. Currently we have the capacity to borrow up to $25 million under our Amended and Restated Credit Facility. As of June 30, 2011, the Company had $25 million outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses.

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

Our principal U.S. broker-dealer subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At June 30, 2011, PFSI had net capital of $159.5 million, which was $109.3 million in excess of its required net capital of $50.2 million.

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. These requirements are not material either individually or collectively to the unaudited interim condensed consolidated financial statements as of June 30, 2011. All subsidiaries were in compliance with their minimum financial and capital requirements as of June 30, 2011.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development goodwill, stock-based compensation and allowance for doubtful accounts.

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

At June 30, 2011, our goodwill totaled $137.0 million. Our assessment was based upon a market capitalization and discounted cash flow analysis. Management considers the Company’s market capitalization as a potential indicator of impairment and is considered as part of its impairment evaluation. However, management considers the discounted cash flow analysis as a generally more reliable and effective test of potential impairment. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of October 1, 2010. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reporting units was required. Subsequent to the filing of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, the Company’s stock price declined approximately 35%. As a result of this decline management performed an interim impairment analysis during the second quarter of 2011. The results of our interim analysis did not indicate that any adjustment to the carrying value of goodwill for any reporting unit was required.

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

Allowance for doubtful accounts

Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, we may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In valuing receivables that become less than fully collateralized, we compare the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights we have against the customer or the related introducing broker are not sufficient to cover potential losses, we record an appropriate allowance for doubtful accounts. We review these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by risk management procedures to identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. We maintain an allowance for doubtful accounts that represents amounts, in our judgment, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable it is generally reserved at an amount correlating with the amount of the balance that is considered undersecured.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of June 30, 2011. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of these rate reductions, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.3 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors, executive officers and their affiliates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and, other than as discussed in Note 7 to our unaudited interim condensed consolidated financial statements, does not involve more than normal risk of collectability or present other unfavorable features. Leverage involves securing a large potential future obligations, which may be small or large depending on any number of circumstances, with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Although we monitor margin balances on an intra-day basis in order to control our risk exposure, we are not able to eliminate all risks associated with margin lending.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2011.

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

The Company believes that the Court was correct in ordering the prior distributions and Penson Futures and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson Futures or PFFI will result in a limitation or avoidance of potential repayment liabilities. Management cannot currently estimate a range of reasonably possible loss. In the event that Penson Futures and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson Futures and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

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

A trial of Realtime’s claims is now tentatively scheduled for July 9, 2012. However, the United State Court of Appeals for the Federal Circuit recently issued an order mandating the transfer of the case to the Southern District of New York. The Company anticipates that such a transfer may impact the current anticipated timetable, but it is unclear currently to what degree. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided. Management cannot currently estimate a range of reasonably possible loss.

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

In addition to the other information set forth in this report and the risk factors discussed in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 3, 2011, and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2011, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made during the three months ended June 30, 2011 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

April	3,498	$6.83
May	2,423	6.07
June	860	3.63

Total	6,781	$6.15

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the second quarter of 2011. The maximum number of shares that could have been purchased under this plan for the months of April, May and June 2011 was 686,479, 772,430 and 1,291,639 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
101	The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text	(2)

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: August 9, 2011

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: August 9, 2011

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
101	The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text	(2)

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.