Form 10-Q
period 2011-09-30
PENSON WORLDWIDE INC
filed 2011-11-09
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

As of November 7, 2011, there were 27,643,789 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION	2
1	Financial Statements (Unaudited):	2
	Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	3
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
3	Quantitative and Qualitative Disclosure about Market Risk	45
4	Controls and Procedures	46
	PART II. OTHER INFORMATION	47
1	Legal Proceedings	47
1A	Risk Factors	49
2	Unregistered Sales of Equity Securities and Use of Proceeds	49
3	Defaults Upon Senior Securities	50
4	Reserved	50
5	Other Information	50
6	Exhibits	50
	Signatures	51
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except par values)

ASSETS
Cash and cash equivalents	$55,768	$79,989
Cash and securities — segregated under federal and other regulations (including securities at fair value of $9,878 at September 30, 2011 and $14,197 at December 31, 2010)	2,620,621	5,286,666
Receivable from broker-dealers and clearing organizations (including securities at fair value of $1,200 at September 30, 2011 and $2,498 at December 31, 2010)	370,748	212,754
Receivable from customers, net	1,863,664	2,150,671
Receivable from correspondents	176,367	129,208
Securities borrowed	818,629	1,050,682
Securities owned, at fair value	260,517	201,195
Deposits with clearing organizations (including securities at fair value of $188,302 at September 30, 2011 and $213,015 at December 31, 2010)	431,116	423,156
Property and equipment, net	32,812	33,852
Other assets	322,805	392,622
Assets held-for-sale	612,774	293,389

Total assets	$7,565,821	$10,254,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$348,342	$121,384
Payable to customers	5,027,630	7,267,921
Payable to correspondents	363,527	457,112
Short-term bank loans	—	337,700
Notes payable	288,121	259,729
Securities loaned	506,516	1,015,351
Securities sold, not yet purchased, at fair value	106,481	115,916
Accounts payable, accrued and other liabilities	81,421	102,789
Liabilities associated with assets held-for-sale	590,216	275,361

Total liabilities	7,312,254	9,953,263

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,262 shares issued and 27,623 outstanding as of September 30, 2011; 32,054 shares issued and 28,454 outstanding as of December 31, 2010	323	321
Additional paid-in capital	281,262	278,469
Accumulated other comprehensive income	2,185	4,367
Retained earnings	27,471	72,635
Treasury stock, at cost; 4,639 and 3,600 shares of common stock at September 30, 2011 and December 31, 2010	(57,674)	(54,871)

Total stockholders’ equity	253,567	300,921

Total liabilities and stockholders’ equity	$7,565,821	$10,254,184

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)

Revenues
Clearing and commission fees	$32,216	$34,714	$105,940	$103,055
Technology	5,675	4,661	16,969	15,252
Interest, gross	21,490	22,132	74,774	61,655
Other	8,633	9,199	30,962	33,702

Total revenues	68,014	70,706	228,645	213,664
Interest expense from securities operations	5,500	4,718	19,664	14,568

Net revenues	62,514	65,988	208,981	199,096

Expenses
Employee compensation and benefits	24,156	28,087	73,259	83,228
Floor brokerage, exchange and clearance fees	11,200	9,516	33,190	27,260
Communications and data processing	19,203	16,652	54,495	38,389
Occupancy and equipment	7,314	7,293	21,756	21,247
Bad debt expense	264	266	43,603	341
Other expenses	8,664	6,626	22,453	22,934
Interest expense on long-term debt	10,029	9,315	29,527	21,299

	80,830	77,755	278,283	214,698

Loss from continuing operations before income taxes	(18,316)	(11,767)	(69,302)	(15,602)
Income tax benefit	(7,714)	(5,609)	(28,274)	(7,896)

Loss from continuing operations	(10,602)	(6,158)	(41,028)	(7,706)

Loss from discontinued operations, net of tax of $276, $57, $593, and $253, respectively	(1,532)	(3,256)	(4,136)	(8,937)

Net loss	$(12,134)	$(9,414)	$(45,164)	$(16,643)

Loss per share — basic and diluted:
Loss per share from continuing operations	$(0.38)	$(0.22)	$(1.45)	$(0.29)
Loss per share from discontinued operations	$(0.05)	$(0.11)	$(0.14)	$(0.34)

Loss per share	$(0.43)	$(0.33)	$(1.59)	$(0.63)

Weighted average common shares outstanding — basic and diluted	27,987	28,295	28,335	26,576

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

						Accumulated
				Additional		Other		Total
	Preferred	Common Stock		paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Shares	Amount	Capital	Stock	Income	Earnings	Equity
	(Unaudited)
	(In thousands)

Balance, December 31, 2010	$—	28,454	$321	$278,469	$(54,871)	$4,367	$72,635	$300,921
Net loss	—	—	—	—	—	—	(45,164)	(45,164)
Foreign currency translation adjustments, net of tax of $1,407	—	—	—	—	—	(2,182)	—	(2,182)

Comprehensive loss								(47,346)
Purchase of treasury stock	—	(1,039)	—	—	(2,803)	—	—	(2,803)
Stock-based compensation expense	—	164	2	2,653	—	—	—	2,655
Purchases of common stock under the employee stock purchase plan	—	44	—	140	—	—	—	140

Balance, September 30, 2011	$—	27,623	$323	$281,262	$(57,674)	$2,185	$27,471	$253,567

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(45,164)	$(16,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	4,136	8,937
Depreciation and amortization	14,950	13,972
Stock-based compensation	2,655	4,108
Debt discount accretion	3,392	2,585
Debt issuance costs	858	1,550
Contingent consideration accretion	308	107
Bad debt expense	43,603	341
Changes in operating assets and liabilities exclusive of effects of business combinations:
Cash and securities — segregated under federal and other regulations	2,659,830	(889,790)
Net receivable/payable with customers	(1,981,523)	800,642
Net receivable/payable with correspondents	(139,430)	42,663
Securities borrowed	225,952	(121,359)
Securities owned	(70,395)	(92,133)
Deposits with clearing organizations	(9,304)	(13,570)
Other assets	50,426	(47,662)
Net receivable/payable with broker-dealers and clearing organizations	69,579	(64,258)
Securities loaned	(508,299)	61,862
Securities sold, not yet purchased	(4,413)	16,561
Accounts payable, accrued and other liabilities	(8,680)	19,222

Net cash provided by (used in) operating activities of continuing operations	308,481	(272,865)

Cash flows from investing activities:
Business combinations, net of cash acquired	(5,791)	(1,921)
Purchase of property and equipment	(11,223)	(15,050)

Net cash used in investing activities of continuing operations	(17,014)	(16,971)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	—	193,294
Proceeds from revolving credit facility	40,000	26,500
Repayments of revolving credit facility	(15,000)	(115,000)
Net (repayments) borrowings on short-term bank loans	(337,875)	260,684
Exercise of stock options	—	88
Excess tax benefit from stock-based compensation plans	—	48
Purchase of treasury stock	(2,803)	(737)
Issuance of common stock	140	322

Net cash provided by (used in) financing activities of continuing operations	(315,538)	365,199

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(52,999)	22,227
Net cash used in investing activities of discontinued operations	(601)	(443)
Net cash provided by (used in) financing activities of discontinued operations	5,255	(1,680)

Net cash flows provided by (used in) discontinued operations	(48,345)	20,104

Effect of exchange rates on cash	(933)	1,393

Increase (decrease) in cash and cash equivalents	(73,349)	96,860
Cash and cash equivalents at beginning of period	138,614	48,643

Cash and cash equivalents at end of period	$65,265	$145,503

Supplemental cash flow disclosures:
Interest payments	$23,068	$8,591
Income tax payments	$1,010	$6,792
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$—	$14,611
Note issued in connection with the Ridge acquisition	$—	$20,578

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousand, except per share data or where noted)

1.	Basis of Presentation

Organization and business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI currently conducts business through its principal direct and indirect operating subsidiaries including among others, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), Nexa Technologies, Inc. (“Nexa”), , Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). Through these operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, clearing and custody services, trade settlement, technology services, foreign exchange trading services, risk management services, customer account processing and data processing services. The Company also participates in margin lending and securities borrowing and lending transactions, primarily to facilitate clearing and financing activities. On August 31, 2011, the operations of its indirect subsidiary Penson Futures were combined with those of PFSI with PFSI as the surviving entity. The Company does not currently conduct business operations out of Penson Futures.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and since the combination with the business of Penson Futures is a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) and various futures exchanges. PFSI is licensed to do business in all fifty states of the United States of America and certain territories. PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the European financial community and is regulated by the Financial Services Authority and is a member of the London Stock Exchange. PFSA holds an Australian Financial Services License and is a market participant of the Australian Securities Exchange (“ASX”) and a clearing participant of the Australian Clearing House.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of PFSL and PFSA have been included in assets held-for-sale and liabilities associated with assets held-for sale on the statement of financial condition and in discontinued operations, net of tax on the statements of operations. See Note 20.

The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of operations, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2010, as filed with the SEC on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications — The Company has reclassified prior period amounts associated with bad debt expense and discontinued operations to conform to the current year’s presentation. The reclassifications had no effect on the condensed consolidated statements of operations, stockholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated statement of stockholders’ equity, the adoption of this guidance will result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements beginning in the first quarter of 2012.

2.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 10 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 19 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. A calculation will be performed to determine the annualized revenues, based on a six-month review period, for each such non revenue correspondent (“Non-revenue Correspondent Revenues”). The Ridge Seller Note will be adjusted 19 months after closing by an amount equal to .9 times the Non-revenue Correspondent Revenues. The Ridge Seller Note will also be adjusted for certain other adjustments resulting from correspondent departures and contract revisions. The estimated undiscounted range of outcomes for this category is $4,000 to $5,000. There is no limit to the consideration to be paid.

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

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008 and approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009. At September 30, 2011, a liability of $9,733 was accrued as result of the third year of the earnout ended May 31, 2010 ($5,500) and the year four earnout ($4,233). This balance is included in other liabilities in the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

condensed consolidated statements of financial condition. The offset of this liability, goodwill, is included in other assets. A payment of $5,000 was made in connection with the year four earnout. In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000, due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company is required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011 offset by increases related to the fourth year of the earnout. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011. As of November 1, 2011 the first three of these payments have been made.

3.	Computation of loss per share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic and diluted:
Loss from continuing operations	$(10,602)	$(6,158)	$(41,028)	$(7,706)
Loss from discontinued operations, net of tax	(1,532)	(3,256)	(4,136)	(8,937)

Net loss	$(12,134)	$(9,414)	$(45,164)	$(16,643)

Weighted average common shares outstanding — basic and diluted	27,987	28,295	28,335	26,576

Loss per share from continuing operations	$(0.38)	$(0.22)	$(1.45)	$(0.29)
Loss per share from discontinued operations	(0.05)	(0.11)	(0.14)	(0.34)

Basic and diluted loss per share	$(0.43)	$(0.33)	$(1.59)	$(0.63)

For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive. .

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Municipal Bonds

Municipal bonds are generally valued based on quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. These securities are categorized in Level 2 of the fair value hierarchy. In some instances municipal bonds are valued based on inputs that are unobservable and not corroborated by market data. These securities are categorized in Level 3 of the fair value hierarchy.

The following table summarizes by level within the fair value hierarchy “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of September 30, 2011 and December 31, 2010.

September 30, 2011	Level 1	Level 2	Level 3	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$9,878	$—	$—	$9,878

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$1,200	$—	$—	$1,200

Securities owned
Corporate equity	$1,414	$—	$—	$1,414
Listed option contracts	202	—	—	202
Corporate debt	—	60,041	—	60,041
Municipal bonds	—	26,335	7,133	33,468
Certificates of deposit and term deposits	—	59,495	—	59,495
U.S. government and agency securities	79,610	—	—	79,610
Canadian government obligations	—	26,287	—	26,287

	$81,226	$172,158	$7,133	$260,517

Deposits with clearing organizations
U.S. government and agency securities	$165,798	$—	$—	$165,798
Money market	22,504	—	—	22,504

	$188,302	$—	$—	$188,302

Securities sold, not yet purchased
Corporate equity	$189	$—	$—	$189
Listed option contracts	353	—	—	353
Corporate debt	—	32,387	—	32,387
U.S. government and agency securities	20,046	—	—	20,046
Canadian government obligations	—	53,506	—	53,506

	$20,588	$85,893	$—	$106,481

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2010	Level 1	Level 2	Total

Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$6,197	$—	$6,197
Money market	8,000	—	8,000

	$14,197	$—	$14,197

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,498	$—	$2,498

Securities owned
Corporate equity	$290	$—	$290
Listed option contracts	168	—	168
Corporate debt	—	79,404	79,404
Certificates of deposit and term deposits	—	24,432	24,432
U.S. government and agency securities	49,997	—	49,997
Canadian government obligations	—	46,904	46,904

	$50,455	$150,740	$201,195

Deposits with clearing organizations
U.S. government and agency securities	$203,843	$—	$203,843
Money market	9,172	—	9,172

	$213,015	$—	$213,015

Securities sold, not yet purchased
Corporate equity	$264	$—	$264
Listed option contracts	287	—	287
U.S. government and agency securities	90,870	—	90,870
Canadian government obligations	—	24,495	24,495

	$91,421	$24,495	$115,916

Level 3 assets measured at fair value on a recurring basis

The following table presents a summary of changes in the fair value of the Company’s Level 3 assets for the nine months ended September 30, 2011.

Balance, December 31, 2010	$—
Purchases	8,102
Unrealized loss	(969)

Balance, September 30, 2011	$7,133

5.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,620,621 at September 30, 2011. Cash and securities segregated under federal and other regulations by PFSI totaled $2,491,332 at September 30, 2011. Of this amount, $1,910,401 was segregated for the benefit of customers under Rule 15c3-3 of the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of September 30, 2011 of $1,896,681. An additional deposit of $15,000 was made on October 4, 2011 as allowed by Rule 15c3-3. A balance of $23,747 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of September 30, 2011 of $0. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. The remaining balance of $557,184 was segregated for the benefit of customers pursuant to Commodity Futures Trading Commission Rule 1.20. $129,289 was segregated under similar Canadian regulations. Additionally, $129,192 and $41,545 was segregated under similar United Kingdom and Australian regulations, respectively and is included in assets held-for-sale in the condensed consolidated statement of financial position as of September 30, 2011. See Note 20. At December 31, 2010, $5,407,645 was segregated for the benefit of customers under applicable U.S., Canadian and United Kingdom regulations, of which $120,979 is included in assets held-for sale in the condensed consolidated statement of financial condition.

6.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	September 30,	December 31,
	2011	2010

Receivable:
Securities failed to deliver	$121,761	$63,334
Receivable from clearing organizations	248,987	149,420

	$370,748	$212,754

Payable:
Securities failed to receive	$137,429	$60,078
Payable to clearing organizations	210,913	61,306

	$348,342	$121,384

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

7.	Receivable from and payable to customers and correspondents

Receivable from and payable to customers and correspondents include amounts due on cash and margin transactions. Securities owned by customers and correspondents are held as collateral for receivables. This collateral includes financial instruments that are actively traded with valuations based on quoted prices and financial instruments in illiquid markets with valuations that involve considerable judgment. Such collateral is not reflected in the unaudited interim condensed consolidated financial statements. Payable to correspondents also includes commissions due on customer transactions.

Typically, the Company’s loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, the Company may consider a variety of credit enhancements such as, but not limited to, seeking additional

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

collateral or guarantees. In certain circumstances it may be necessary to acquire third party valuation reports for illiquid financial instruments held as collateral. These reports are used to assist management in its assessment of the collectability of its receivables. In valuing receivables that become less than fully collateralized, the Company compares the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluates the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and the nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover potential losses, the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectable. The Company monitors every account that is less than fully collateralized with liquid securities every trading day. The Company reviews these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The parent company and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of the Company, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable, it is generally reserved at an amount correlating with the amount of the balance that is considered under-secured. Provisions made to this allowance are charged to operations based on anticipated recoverability.

The Company generally nets receivables and payables related to its customers’ transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. The Company generally recognizes interest income on an accrual basis as it is earned. Interest on margin loans is typically accrued monthly and, therefore, increases the margin loan balance reflected on the Company’s financial statements. However, there may be cases when the Company believes that, while the outstanding amount of the receivable is collectable, amounts greater than the current carrying value of the loan may not be collectable. At that point the Company may elect, even though the outstanding amount of the receivable is considered collectable, to recognize interest income only when received rather than reflecting any additional accrued interest on the receivable (“Nonaccrual Receivables”).

Generally, when an account has been reserved, no additional interest is accrued. With regard to margin loans, payments are generally recorded against the outstanding loan balance which includes accrued interest. The Company’s policy with regard to loans with stated terms is to apply payments as set forth in the individual loan agreement. The accrual of interest does not resume until such time as the Company has determined that the amount is fully collectable. This would be evidenced by payments on margin loans resulting in the account becoming fully secured or loans with stated terms becoming current. Margin loans become delinquent at the point that margin calls are not met while loans with stated terms become delinquent in accordance with their stated terms. When either a margin loan or a loan with stated terms becomes delinquent, the Company undertakes a collectability review and generally requires customers to deposit additional collateral or to reduce positions.

As discussed in the Company’s prior periodic filing on Form 10-Q for the quarter ended June 30, 2011, consistent with its policy for the evaluation of collateral securing receivables from customers and correspondents and following its review of the collateral securing the Nonaccrual Receivables, the Company determined that the carrying value of its Nonaccrual Receivables was not fully realizable and recorded a charge of $43,000 in the quarter ended June 30, 2011. An important factor that prompted the Company to reevaluate its Nonaccrual Receivables in the second quarter was the reduced likelihood for expanded gaming rights in Texas in the near term. With the adjournment of the Texas Legislature on June 29, 2011 without taking up the bills that had been proposed to permit such expansion, the Company determined that, since the prospects for further consideration of legislation before the next Texas legislative session in 2013 appeared unlikely, it would be appropriate to reevaluate the value of Nonaccrual Receivables collateralized by bonds issued by the Retama Development Corporation (“RDC”) and

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

certain other interests in the horse racing track and real estate project (“Project”) financed by the RDC’s bonds. Based upon the Company’s re-assessment of the value of collateral securing the Nonaccrual Receivables, including review of appraisals of underlying real estate and the Project, among other factors, the Company recorded the charge against its Nonaccrual Receivables for the quarter ended June 30, 2011.

The Company also determined that it was appropriate to commence enforcement actions with respect to certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, the Company foreclosed on 1,001 shares of its common stock, which it held as collateral, at a price of $2.61 per share, the then current market price. The value of these shares, totaling $2,612, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011 the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. This foreclosure resulted in a reduction of the applicable Nonaccrual Receivables of $40,220. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables that were not subject to foreclosure, including Nonaccrual Receivables previously reserved against. The Company continues to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that the Company retains. As of September 30, 2011 and December 31, 2010, the Company had approximately $11,141 and $97,427 in Nonaccrual Receivables, net of reserves of $47,646 and $2,379 respectively. Of these Nonaccrual Receivables, approximately $9,282 were collateralized by RDC Bonds and certain other interests in the Project.

When assessing collectability of its remaining Nonaccrual Receivables, the Company considers a variety of factors relating to the collateral securing such receivables such as, but not limited to, the macroeconomic environment, the underlying value of the projects associated with the bonds, the value of assets (often real estate) held in those projects and the liquidity of the collateral. In each case these bonds are owned by customers and pledged to the Company and/or its affiliates. When evaluating the RDC bonds in addition to third party pricing indications, the Company looked at factors such as, but not limited to (i) the value of the real estate and racing license rights held by the issuer, which were supported by a third party appraisal of the Retama property, (ii) the potential for the issuer to find additional partners (such as, but not limited to, gaming companies); and (iii) the potential expansion of gaming in Texas.

There can be no assurances that the Company’s collection efforts, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that the Company will be able to realize the full value on the collateral securing the Nonaccrual Receivables, or assets acquired as a consequence of foreclosure on collateral securing Nonaccrual Receivables, as currently contemplated. Given the illiquid nature of much of the collateral, the Company anticipates that ultimate realization upon the collateral and foreclosed assets may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation. In order to support attempts to restructure the Project, the Company made an advance to the RDC of $400 on September 2, 2011. This advance is secured by certain real estate interests of the RDC in the Project. The Company believes that an eventual restructuring of the Project represents the best opportunity for the Company to maximize the value of its interests in the Project. The Company continues to work towards restructuring the Project with a view to encouraging a third party investment in the Project.

The changes in the allowance for doubtful accounts during 2011 were as follows:

Balance, December 31, 2010	14,177
Bad debt expense	43,603
Write-offs	(121)

Balance, September 30, 2011	$57,659

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	September 30,	December 31,
	2011	2010

Securities Owned:
Corporate equity	$1,414	$290
Listed option contracts	202	168
Corporate debt	60,041	79,404
Municipal bonds	33,468	—
Certificates of deposit and term deposits	59,495	24,432
U.S. government and agency securities	79,610	49,997
Canadian government obligations	26,287	46,904

	$260,517	$201,195

Securities Sold, Not Yet Purchased:
Corporate equity	$189	$264
Listed option contracts	353	287
Corporate debt	32,387	—
U.S. government and agency securities	20,046	90,870
Canadian government obligations	53,506	24,495

	$106,481	$115,916

9.	Short-term bank loans and stock loan

At September 30, 2011 and December 31, 2010, the Company had $5,457 and $338,110, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 3.2% and 1.1%, respectively. As of September 30, 2011, the Company had uncommitted lines of credit with seven financial institutions. Five of these lines of credit permitted the Company to borrow up to an aggregate of approximately $316,456 while two lines do not have specified borrowing limits. Outstanding Balances of $5,457 and $410, respectively are included in liabilities held-for-sale in the condensed consolidated statements of financial position as of September 30, 2011 and December 31, 2010. See Note 20. The fair value of short-term bank loans approximates their carrying values.

The Company also has the ability to borrow under stock loan arrangements. At September 30, 2011 and December 31, 2010, the Company had $93,626 and $619,833, respectively, in stock loan with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

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

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2012 on the Convertible Notes in an amount that approximates 15.0% of $50,143, the liability component of the Convertible Notes at June 1, 2011. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2011 and subsequent periods will be greater as the discount is accreted and the effective

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

interest method is applied. The Company recognized interest expense of $1,200 and $1,200, related to the coupon, $680 and $589 related to the conversion feature and $179 and $179 related to various issuance costs for the three months ended September 30, 2011 and 2010, respectively. For the nine month periods ended September 30, 2011 and 2010 the Company recognized interest expense of $3,600 and $3,400, related to the coupon, $1,962 and $1,698 related to the conversion feature and $536 and $536 related to various issuance costs, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At September 30, 2011, the estimated fair value of the Convertible Notes was approximately $54,039.

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

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three months ended September 30, 2011 and 2010 the Company recognized interest expense of $6,250 and $6,250 related to the coupon and $239 and $241 related to various issuance costs. The Company recognized interest expense of $18,750 and $10,069, related to the coupon and $718 and $399 related to various issuance costs for the nine months ended September 30, 2011 and 2010, respectively. The fair value of the Notes was estimated using a discounted cash flow analysis based on our current borrowing rate for an instrument with similar terms (currently 12.5%). At September 30, 2011, the estimated fair value of the Notes was approximately $200,000.

Revolving credit facility

On May 6, 2010, the Company entered into a second amended and restated credit agreement, as amended (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. The Amended and Restated Credit Facility currently provides for a $50,000 committed revolving credit facility and the lenders have, additionally, provided the Company with an uncommitted option to increase the principal amount of the facility to up to $100,000. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. As of September 30, 2011 the Company was in compliance with all financial covenants. On October 29, 2010, the Company entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. On August 4, 2011, the Company entered into a second amendment to the Amended and Restated Credit Facility (the “Second Amendment”). The Second Amendment, among other things, reduces the commitment under the Amended and Restated Credit Facility, adjusts the timing of the clean down provisions of the Amended and Restated Credit Agreement that require a periodic pay down of outstanding loans for a period of at least thirty consecutive days for each six month period, including prior to the end of the calendar year, and provides for prepayments, subject to certain conditions set forth in the Second Amendment, upon certain dispositions and certain increases in capital. The Second Amendment also amends certain other covenants to provide additional flexibility for the realization, by the Company and its subsidiaries, upon collateral held by the Company or its subsidiaries, including with respect to the Nonaccrual Receivables, and the provision of greater flexibility for the Company to pursue certain strategic initiatives including certain asset sales. The Company has the capacity to borrow up to $25,000 under the Amended and Restated Credit Facility. As of September 30, 2011, $25,000 was outstanding under the Amended and Restated Credit Facility.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% (5.75% at September 30, 2011). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2012 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the three months ended September 30, 2011 and 2010, respectively, the Company recognized interest expense of $302 and $304 related to the coupon and $142, and $132 related to the discount. The Company recognized interest expense of $903 and $314, related to the coupon and $414 and $132 related to the discount for the nine months ended September 30, 2011 and 2010, respectively. The fair value of the Ridge Seller Note approximated its carrying value of $17,973 as of September 30, 2011.

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at September 30, 2011, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to September 30, 2011.

12.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 6,006 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,325 shares of common stock, net of forfeitures and tax withholdings have been granted and 2,681 shares remain available for future grants at September 30, 2011. The Company also provides an employee stock purchase plan (“ESPP”).

The 2000 Stock Incentive Plan includes three separate programs: (1) the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; (2) the stock issuance program under which such individuals may be issued shares of common stock directly or stock awards that vest over time, through the purchase of such shares or as a bonus tied to the performance of services; and (3) the automatic grant program under which grants will automatically be made at periodic intervals to eligible non-

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

employee board members. The Company’s Board of Directors or its Compensation Committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.

Stock options

During the three and nine months ended September 30, 2011 and 2010, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $8 and $38, respectively, for the three months ended September 30, 2011 and 2010, and $46 and $469, respectively for the nine months ended September 30, 2011 and 2010.

A summary of the Company’s stock option activity is as follows:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value of
	Number of	Average	Contractual	In-the-Money
	Shares	Exercise Price	Term	Options
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	767	$17.36	3.05	$34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(39)	19.69	—	—

Outstanding, September 30, 2011	728	$17.23	2.33	$—

Options exercisable at September 30, 2011	728	$17.23	2.33	$—

No options have been exercised during the three and nine months ended September 30, 2011. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $100, respectively. At September 30, 2011, the Company had approximately $1 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of .04 years. Cash received from stock option exercises totaled approximately $0 and $88 for the three and nine months ended September 30, 2010, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date Fair	Contractual	Intrinsic
	Units	Value	Term	Value
		(In whole dollars)	(In years)

Outstanding, December 31, 2010	421	$8.83	2.10	$2,061
Granted	1,193	5.12	—	—
Vested and issued	(164)	8.84	—	—
Forfeited	(71)	5.77	—	—

Outstanding, September 30, 2011	1,379	$5.78	2.04	$1,999

The Company recorded compensation expense relating to restricted stock units of approximately $791 and $912 during the three months ended September 30, 2011 and 2010, respectively and $2,511 and $3,349 for the nine months ended September 30, 2011 and 2010, respectively.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

As of September 30, 2011, there was approximately $6,033 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 2.03 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator has discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants for each offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of September 30, 2011, 625 shares of common stock had been reserved and 540 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $35 and $25 for the three months ended September 30, 2011 and 2010, respectively, and $98 and $124 for the nine months ended September 30, 2011 and 2010, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors and certain of our officers that require us to indemnify our directors and certain of our officers to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2011.

14.	Income taxes

The Company’s overall effective income tax rate for the three and nine months ended September 30, 2011 was 38.0% and 38.0%, respectively, and was 37.1% and 31.5%, respectively for the three and nine months ended September 30, 2010. The primary factors contributing to the difference between the effective tax rates and the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

federal statutory income tax rate of 35% are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit, stock-based compensation and the return to provision true-up associated with the filing of the Company’s U.S. federal tax return.

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

	United
As of and For the Three Months Ended September 30, 2011	States	Canada	Other	Consolidated

Total revenues	$56,721	$10,649	$644	$68,014
Interest, net	14,524	1,466	—	15,990
Income (loss) from continuing operations before tax	(15,100)	(3,275)	59	(18,316)
Income (loss) from continuing operations	(8,157)	(2,494)	49	(10,602)
Segment assets	5,327,196	1,621,411	617,214	7,565,821
Goodwill and intangibles	169,316	538	1,125	170,932
Capital expenditures	2,634	144	3	2,781
Depreciation and amortization	3,173	599	10	3,782
Amortization of intangibles	967	—	—	967

	United
As of and For the Three Months Ended September 30, 2010	States	Canada	Other	Consolidated

Total revenues	$59,511	$10,346	$849	$70,706
Interest, net	16,324	1,090	—	17,414
Income (loss) from continuing operations before income taxes	(11,200)	(644)	77	(11,767)
Income (loss) from continuing operations	(5,715)	(507)	64	(6,158)
Segment assets	8,221,432	1,116,370	373,647	9,711,449
Goodwill and intangibles	176,104	538	312	176,954
Capital expenditures	2,448	1,599	—	4,047
Depreciation and amortization	3,770	338	5	4,113
Amortization of intangibles	1,046	—	—	1,046

	United
As of and For the Nine Months Ended September 30, 2011	States	Canada	Other	Consolidated

Total revenues	$190,081	$36,609	$1,955	$228,645
Interest, net	50,182	4,834	94	55,110
Income (loss) from continuing operations before income taxes	(65,704)	(3,776)	178	(69,302)
Income (loss) from continuing operations	(38,308)	(2,854)	134	(41,028)
Segment assets	5,327,196	1,621,411	617,214	7,565,821
Goodwill and intangibles	169,316	538	1,125	170,932
Capital expenditures	9,470	1,711	42	11,223
Depreciation and amortization	10,427	1,539	29	11,995
Amortization of intangibles	2,955	—	—	2,955

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	United
As of and For the Nine Months Ended September 30, 2010	States	Canada	Other	Consolidated

Total revenues	$177,579	$33,714	$2,371	$213,664
Interest, net	44,123	2,964	—	47,087
Income (loss) from continuing operations before income taxes	(16,032)	252	178	(15,602)
Income (loss) from continuing operations	(8,090)	250	134	(7,706)
Segment assets	8,221,432	1,116,370	373,647	9,711,449
Goodwill and intangibles	176,104	538	312	176,954
Capital expenditures	11,176	3,864	10	15,050
Depreciation and amortization	10,770	983	15	11,768
Amortization of intangibles	2,204	—	—	2,204

16.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). At September 30, 2011, PFSI had net capital of $185,430, and was $152,197 in excess of its required net capital of $33,233. At December 31, 2010, PFSI had net capital of $139,495, and was $96,493 in excess of its required net capital of $43,002.

The Company’s Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2011. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures individually prior to the combination.

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

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On September 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Futures, PFFI and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI along with several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and approximately $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

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

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received similar distributions to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. The FCM filed its response in August 2011 and the Sentinel Trustee has indicated that he will be filing a reply but has not yet done so. There is no date set for the resolution of that motion.

The Company believes that the Court was correct in ordering the prior distributions and Penson Futures and PFFI intend to continue to vigorously defend their position. However, there can be no assurance that any actions by Penson Futures or PFFI will result in a limitation or avoidance of potential repayment liabilities. Management cannot currently estimate a range of loss. In the event that Penson Futures and PFFI are obligated to return all previously distributed funds to the Sentinel Estate, any losses the Company might suffer would most likely be partially mitigated as it is likely that Penson Futures and PFFI would share in the funds ultimately disbursed by the Sentinel Estate.

18.	Stock repurchase program

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the three and nine month periods ended September 30, 2011 and 2010. The Company had approximately $4,700 available under the current repurchase program as of September 30, 2011; however, our Amended and Restated Credit Facility and certain of our other debt facilities limit our ability to repurchase our stock.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

19.	Restructuring charges

In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan include both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing is completed. These payments will occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was included in the United States segment, $140 included in the Canada segment and $189 included in the Other segment. This charge was included in employee compensation and benefits in the condensed consolidated statement of operations. In the first quarter of 2011, the Company reduced its severance liability by approximately $140 related to the Company’s Canada segment as none of the affected employees remained employed through the respective employment period. During the second quarter of 2011 the Company reduced its severance reserve in its United States segment by $1,060 due to a reduction in the number of employees eligible to receive severance payments due to voluntary terminations or transfers to other areas. The severance liability is $816 as of September 30, 2011. The Company estimates that it will incur costs of $1,211 associated with Stay Pay of which $954 is related to the United States segment, and $257 related to the Other segment. The Company recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with the United States segment, $60 was related to the Canada segment and $81 was associated with the Other segment. For the three months ended September 30, 2011, the Company recorded Stay Pay of $41 all related to the Other segment. For the nine months ended September 30, 2011 the Company has recorded a charge of $292 of which $230 is associated with the United States segment, $(60) in the Canada segment and $122 in the Other segment. These charges are being recorded on a straight line basis as the benefits are earned. No charges were recorded for the three and nine months ended September 30, 2010. The Company has accrued $1,157 as of September 30, 2011 related to Stay Pay.

In September 2011, the Company commenced the closing of its Penson Asia offices. In connection with the closing the Company recorded a severance charge of approximately $172 and a charge of approximately $525 related to certain contract termination costs.

The Company accounts for its restructuring charges in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations.

20.	Discontinued operations

In August 2011, the Company committed to plan to sell its PFSL subsidiary in the United Kingdom and its PFSA subsidiary in Australia and initiated an active program to locate buyers for each business. The Company is currently reviewing bids associated with each business and anticipates having a signed purchase agreement for PFSA by December 31, 2011 and PFSL during the first quarter of 2012. The Company will discontinue its securities clearing businesses in both the UK and Australia.

The results of the PFSL and PFSA operations, which were included in the Other segment, are included in loss from discontinued operations, net of tax, for all periods presented. The net assets associated with the PFSL and PFSA businesses, totaling $22,558 and $18,028, have been reclassified to assets held-for-sale and liabilities associated with assets held-for-sale in the condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010, respectively.

For a period of time, the Company will continue to operate each business and report statement of operations activity in loss from discontinued operations , net of tax.

The following summarized financial information relate to the operations of PFSL and PFSA that have been segregated from continuing operations and reported as discontinued operations.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$7,729	$3,807	$22,025	$9,235

Loss from discontinued operations before income taxes	(1,256)	(3,199)	(3,543)	(8,684)
Income tax expense	276	57	593	253

Loss from discontinued operations, net of tax	$(1,532)	$(3,256)	$(4,136)	$(8,937)

The following assets and liabilities have been segregated and classified as assets held-for-sale and liabilities associated with assets held-for-sale in the condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010, respectively. These assets and liabilities related to the PFSL and PFSA businesses described above. The amounts presented below were adjusted to exclude intercompany receivables and payables between the businesses held-for-sale and the Company, which are to be excluded from the sales.

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$9,496	$58,625
Cash and securities — segregated under federal and other regulations	170,737	120,979
Receivable from broker-dealers and clearing organizations	166,624	44,282
Receivable from customers, net	257,100	58,702
Receivable from correspondents	1,331	—
Property and equipment, net	3,174	3,891
Other assets	4,312	6,910
Assets held-for-sale	$612,774	$293,389

Liabilities
Payable to broker-dealers and clearing organizations	$83,104	$7,151
Payable to customers	476,121	230,705
Payable to correspondents	5,198	12,431
Short-term bank loans	5,457	410
Accounts payable, accrued and other liabilities	20,336	24,664
Liabilities associated with assets held-for-sale	$590,216	$275,361

21.	Subsequent event

On October 13, 2011, the Company entered into an expanded master services agreement (“MSA”) with Broadridge Financial Solutions, Inc. In connection with the signing of the amendment agreement to the MSA, the expansion of various services subject to the MSA, and to defray costs incurred by the Company and its affiliates in connection with the conversions to the Broadridge platform, Broadridge made a payment to the Company of $7,000.

Separately, the Company and Broadridge amended and restated the terms of the Ridge Seller Note, dated as of June 25, 2010, to provide for payment of interest by the Company at maturity in June 2015 rather than quarterly.

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

Results of Continuing Operations

The following discussion and analysis refers to the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The following discussions of the Company’s results of continuing operations exclude the results of PFSA and PFSL. These businesses are segregated from continuing operations and included in discontinued operations for all periods presented. See Note 20 to our unaudited interim condensed consolidated financial statements for a discussion of our discontinued operations.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 293 active securities clearing correspondents and 64 futures clearing correspondents as of September 30, 2011 excluding 100 securities correspondents associated with our PFSL and PFSA subsidiaries. Our net revenues were $62.5 million and $66.0 million for the three months ended September 30, 2011 and 2010, respectively, while our net revenues were $209.0 million and $199.1 million respectively, for the nine months ended September 30, 2011 and 2010. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2011 focal points

•	We increased our correspondent count from 355 to 357 as of September 30, 2011 for our U.S. and Canadian businesses.

•	PFSC, our Canadian subsidiary, completed its Broadridge BPS conversion in February 2011.

•	We recorded a bad debt charge of $43.0 million related to our Nonaccrual Receivables in the second quarter of 2011

•	We commenced a number of strategic initiatives designed to reduce costs and debt, increase capital and return to profitability as discussed more fully below.

Strategic Initiatives

We are continuing to advance our previously announced series of strategic initiatives designed to increase our regulatory and other capital positions, further reduce our operating expenses and sharpen our strategic focus. Since the beginning of the third quarter, the Company:

•	Completed the combination of the operations of Penson Futures and PFSI into one operating company;

•	Expanded the scope of our outsourcing agreement with Broadridge;

•	Deconverted certain TD Ameritrade, f/k/a thinkorswim accounts

•	Began negotiations with the lead bidder for the purchase of PFSA; and

•	Foreclosed upon certain Nonaccrual Receivables

The Company also continues to make progress on other previously announced strategic initiatives, including:

•	Streamlining operations with actions designed to reduce costs;

•	Selling PFSL and PFSA;

•	Evaluating strategic alternatives with respect to PFSC; and

•	Paying down the revolving credit facility.

For a more complete description of the effect of these initiatives on our operations, see “Liquidity and Capital Resources” below.

Combination of the operations of Penson Futures and PFSI into one operating company

On September 1, 2011, we announced the completion of the combination of our U.S. broker-dealer business and U.S. futures businesses. The businesses are now combined into a single entity. This combination facilitates more efficient use of both capital and infrastructure. By eliminating the need to maintain separate regulatory capital bases for the respective businesses we estimate that we have enhanced our excess regulatory capital by approximately $25.1 million. We also expect to be able to achieve savings from synergies between the futures and broker dealer operations and estimate that we may be able to reduce costs by up to $2 million annually. We also anticipate that the combination of the futures and broker dealer operations will enhance the product offering for our customers.

Expansion of outsourcing to Broadridge

On October 13, 2011, we announced that the Company had entered into an amendment agreement with Broadridge, providing, among other things, for the expansion of various services subject to the master services agreement (MSA) with Broadridge and related country schedules (the MSA Schedules) for the United States and Canada. The amendment agreement sets a target for the Company to outsource $8 million worth of additional services by July, 2013. The amendment agreement also provides that the MSA Schedule related to the Company’s United Kingdom subsidiary may be terminated without penalty, subject to reduction in the event that a portion of the advance payment is repaid (see discussion below). In connection with the signing of the amendment agreement, expansion of various services subject to the MSA, and to defray certain costs associated with the conversion by the Company to Broadridge’s technology platform, Broadridge made a payment to the Company of $7 million. In the event that the Company has not outsourced at least $7 million worth of additional services to Broadridge by July 1, 2013, a penalty (proportionate to the amount by which the expanded outsources services are less than $7 million) will be paid to Broadridge. The amendment agreement entered by the Company did not include the cost of inflation adjustment previously contemplated. As previously announced, the expansion of the services pursuant to the amendment agreement does not include an outsourcing of the Company’s data centers and the Company continues to work with Broadridge and third party vendors to investigate additional cost savings that may be achieved through streamlining data center functions.

Separately, the Company and Broadridge amended and restated the terms of the Ridge Seller Note, dated as of June 25, 2010, to provide for payment of interest by the Company at maturity rather than on a quarterly basis. The Ridge Seller Note is scheduled to mature in June 2015.

Conversion to BPS Platform

As we previously announced, the Company’s Canadian subsidiary completed its conversion to the Broadridge BPS technology platform. In October 2011, the Company’s United States subsidiary completed the first stage of its conversion to the BPS technology platform and preparations continue for a conversion of the balance of PFSI’s correspondent during the fourth quarter. We believe that the outsourcing of services to Broadridge offers significant cost savings, product enhancements and strategic flexibility for the Company.

Streamlining operations

In addition to the expansion of outsourcing to Broadridge, the Company has been proceeding with its plans to further streamline its internal operations. Our goal with respect to these plans to further streamline business operations will reduce costs by an additional $6 million annually.

Sale of PFSL and PFSA

In line with the Company’s commitment to considering all strategic alternatives, we recently conducted a review of our operations with a view to identifying operations potentially ancillary to the Company’s core operations. As a result of this review, we have been exploring strategic options for our U.K. and Australian operations. We are currently in discussions with potential purchasers of both PFSL and PFSA, although there can be no assurances that either transaction will be completed.

Liquidation of certain Nonaccrual Receivables

As discussed in Note 7 to our September 30, 2011 unaudited interim condensed consolidated financial statements above, the Company has commenced enforcement actions with respect to certain of its Nonaccrual Receivables. In particular, the Company determined that it was appropriate to foreclose on certain of the collateral securing certain of the Nonaccrual Receivables. Accordingly, on August 4, 2011, the Company foreclosed on 1,001 shares of its common stock at a price of $2.61 per share, the then current market price, totaling $2,612, which proceeds were applied to reduce the applicable Nonaccrual Receivable. Subsequently, on September 1, 2011 the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. The Company successfully entered a credit bid $40.2 million of Nonaccrual Receivables at the foreclosure auction reducing the outstanding Nonaccrual Receivables by an equal amount. The debtors subject to the various foreclosure sales remain liable for deficiency claims of approximately $56.9 million in respect of which the Company continues to hold certain collateral not subject to the September foreclosure actions. We recognize that, despite the initial foreclosure actions, it may take significant time and investment of resources to execute upon a plan of liquidation of the assets acquired at the foreclosures. Given the illiquid nature of some of these assets, the Company is likely to be more heavily involved in restructurings of the investments than it would be typically. We believe it is necessary to do so in this case so that the Company may maximize the value received in connection with the ultimate realization on these investments. The various foreclosure and enforcement actions undertaken by the Company will not have a negative impact on the regulatory capital or liquidity of the Company or any of its operating subsidiaries.

Conversion Away of Certain TD Ameritrade, f/k/a thinkorswim, Accounts to TD Ameritrade

In September, 2011, TD Ameritrade, Inc., f/k/a thinkorswim, Inc., deconverted approximately two-thirds of its accounts to its own systems resulting in an improvement in the excess regulatory capital position of PFSI due to the lower required commitment of capital to process this business.

Pay down the revolving credit facility

We anticipate that, as we complete these various strategic initiatives, we will be in a position to pay down the loan balance under the Amended and Restated Credit Agreement, which will reduce our interest costs. Our goal is to ultimately repay this debt in full, which would eliminate approximately $2 million of interest expense annually based on our current outstanding balance of $25 million. See “Liquidity and Capital Resources — Capital Resources” for a description of the required pay down provisions of the Amended and Restated Credit Agreement.

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

Other revenues include charges assessed directly to customers for certain transactions or types of accounts, trade aggregation and profits from proprietary trading activities, including foreign exchange transactions and fees charged to our correspondents’ customers. Subject to certain exceptions, our clearing brokers in the U.S. and Canada each generate these types of transactions.

Revenues from clearing and commission fees represented 52% and 53% of our total net revenues for the three months ended September 30, 2011 and 2010, respectively, while revenues from clearing and commission fees represented 51% and 52% of our total net revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

Net interest income represented 26% and 26% of our total net revenues in each of the three months ended September 30, 2011 and 2010, respectively and 26% and 24% for the nine months ended September 30, 2011 and 2010, respectively.

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

Profitability of services provided

Management records revenue for the clearing operations and technology business separately. We record expenses in the aggregate as many of these expenses are attributable to multiple business activities. As such, income (loss) before income taxes is determined in the aggregate. We also separately record interest income and interest expense to determine the overall profitability of this activity.

Comparison of the three months ended September 30, 2011 and September 30, 2010

Overview

Results of operations declined for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to lower clearing and commission fees, lower net interest income, higher floor brokerage, exchange and clearance fees, higher communications and data processing costs, higher other expenses and higher interest expense on long-term debt, partially offset by higher technology revenues and lower employee compensation and benefits. Our loss from continuing operations increased approximately $5.6 million during the third quarter of 2011 as compared to the third quarter of 2010, for our U.S. and Canadian operating businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $3.0 million compared to the third quarter of 2010 due primarily to lower clearing and commission fees, lower net interest income, lower other revenues, higher communications and data processing, floor brokerage, exchange and clearance fees and other expenses and offset by higher technology revenues and lower employee compensation and benefits. The U.S. operating results were also impacted by the previously announced deconversion of thinkorswim. Our Canadian business experienced an operating loss of $3.3 million for the quarter ended September 30, 2011 compared to an operating loss of $.6 million for the quarter ended September 30, 2010. This decrease is primarily attributable to higher operating expenses offset by slightly higher net revenues.

The above factors resulted in a larger loss for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$(2,498)	(7.2)
Technology	1,014	21.8
Interest:
Interest on asset based balances	814	4.3
Interest on conduit borrows	(549)	(27.2)
Money market	(907)	(67.7)

Interest, gross	(642)	(2.9)
Other revenue	(566)	(6.2)

Total revenues	(2,692)	(3.8)

Interest expense:
Interest expense on liability based balances	1,361	41.2
Interest on conduit loans	(579)	(40.9)

Interest expense from securities operations	782	16.6

Net revenues	(3,474)	(5.3)

Expenses:
Employee compensation and benefits	(3,931)	(14.0)
Floor brokerage, exchange and clearance fees	1,684	17.7
Communications and data processing	2,551	15.3
Occupancy and equipment	21	0.3
Bad debt expense	(2)	(0.8)
Other expenses	2,038	30.8
Interest expense on long-term debt	714	7.7

	3,075	4.0

Net Revenues

Net revenues decreased $3.5 million, or 5.3%, to $62.5 million in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease is primarily attributable to the following:

Clearing and commission fees in the third quarter decreased $2.5 million, or 7.2%, to $32.2 million from the same period in 2010. This decrease primarily consists of decreases of $.3 million in our futures business, approximately $1.8 million in our U.S. securities business and $.4 million in Canada. During the quarter we encountered a change in mix in the U.S. as well as the deconversion of thinkorswim in August 2011, a change in mix in Canada as well as lower futures volumes.

Technology revenue increased $1.0 million, or 21.8% from the same period in 2010 to $5.7 million due to higher recurring revenues of $1.1 million offset by lower development revenues of $.1 million.

Interest, gross decreased $.6 million or 2.9% from the same period in 2010 to $21.5 million. Interest revenues from customer balances decreased $.1 million or .5% to $20.0 million due to an increase in our interest income on asset balances of $.8 million offset by a decrease in money market revenues of $.9 million. The increase in our interest income on assets balances is attributable to an increase in our average daily interest rate from the third quarter of 2010 of 6 basis points or 5.3% to 1.20%, offset by a decrease in our average daily interest earning assets of

$61.7 million or .9% to $6.5 billion. The previously announced deconversion of thinkorswim resulted in approximately a $1.0 billion decrease in our average daily interest earning balances for the quarter ended September 30, 2011.

Interest from our stock conduit borrowing operations decreased $.5 million or 27.2% from the third quarter of 2010 to $1.5 million, as a result of a decrease in our average daily interest rate of 8 basis points or 5.8% to 1.30% and a decrease in our average daily assets of approximately $132.5 million, or 22.7% to $451.4 million.

Other revenue decreased $.6 million, or 6.2% from the third quarter of 2010 to $8.6 million primarily due to decreases in equity and foreign exchange trading of $2.5 million and approximately $.3 million in our trade aggregation business offset by increased account servicing fees of approximately $1.9 million and increased execution services revenues of $.3 million.

Interest expense from securities operations increased $.8 million, or 16.6%, to $5.5 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. Interest expense from clearing operations increased approximately $1.4 million, or 41.2% to $4.7 million due to an increase in our average daily balances on our short-term obligations of $109.4 million, or 1.8%, to $6.1 billion and a 9 basis point or 40.9% increase in our average daily interest rate to .31%. The previously announced deconversion of thinkorswim resulted in approximately a $1.0 billion decrease in our average daily balances for the quarter ended September 30, 2011.

Interest expense from our stock conduit loans decreased $.6 million, or 40.9% from the third quarter of 2010 to $.8 million due to a 23 basis point decrease, or 23.7% in our average daily interest rate to .74% and a $132.3 million, or 22.7% decrease in our average daily balances to $450.3 million.

Interest, net decreased from $17.4 million for the quarter ended September 30, 2010 to $16.0 million for the quarter ended September 30, 2011. This decrease was due to higher average paying customer balances, lower money market revenues, lower conduit balances and a lower interest rate spread of 3 basis points on customer balances offset by a higher interest rate spread of 15 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $3.9 million, or 14.0%, to $24.2 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011, primarily due to $3.2 million in lower compensation costs due to reduced headcounts, approximately $.4 million of lower stay pay costs related to the outsourcing agreement with Broadridge (see Note 19 to our unaudited interim condensed consolidated financial statements), lower stock-based compensation of approximately $.2 million and lower incentive compensation of approximately $.1 million. Employee count in the U.S. and Canada decreased 10.0% to 823 as of September 30, 2011.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $1.7 million, or 17.7%, to $11.2 million for the quarter ended September 30, 2011 from the quarter ended September 30, 2010, primarily related to higher costs in the U.S. of $1.3 million primarily attributed to higher clearing costs associated with higher equity and option volumes and approximately $.4 million in Canada resulting from higher equity and options volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $2.6 million, or 15.3%, to $19.2 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 primarily due to a $1.2 million increase in the U.S. attributable to outsourcing costs associated with the Ridge acquisition, higher maintenance fees associated with the futures trade processing system and higher communications line charges combined with higher costs of $1.4 million in Canada due to the conversion to the Broadridge platform.

Occupancy and equipment

Total expenses for occupancy and equipment were $7.3 million in both periods.

Bad debt expense

Bad debt expense was approximately $.3 million in both periods.

Other expenses

Other expenses increased $2.0 million, or 30.8%, to $8.7 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011, due primarily to higher legal expenses of $1.4 million and other miscellaneous expenses of $.8 million, offset by lower professional fees of approximately $.2 million.

Interest expense on long-term debt

Interest expense on long-term debt increased $.7 million from $9.3 million for the quarter ended September 30, 2010 to $10.0 million for the quarter ended September 30, 2011 resulting primarily from approximately $.5 million in higher interest costs associated with our revolving credit facility due to a higher average outstanding balance as compared to the prior period and $.1 million associated with our convertible notes.

Income tax benefit

Income tax benefit, based on an overall effective income tax rate of 38.0%, was $7.7 million for the quarter ended September 30, 2011 as compared to an overall effective income tax rate of 37.1% and an income tax benefit of approximately $5.6 million for the quarter ended September 30, 2010. This change is primarily attributed to a larger operating loss in the current quarter.

Loss from continuing operations

As a result of the foregoing, the loss from continuing operations was approximately $10.6 million for the quarter ended September 30, 2011 compared to a loss from continuing operations of $6.2 million for the quarter ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 and September 30, 2010

Overview

Results of operations declined for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decline was primarily due to a $43.0 million write down to certain Nonaccrual Receivables, higher floor brokerage, exchange and clearance fees, increased communications and data processing costs, higher interest expense on long-term debt and lower other revenues, partially offset by higher clearing and commission fees, higher net interest income, lower employee compensation and benefits and lower other expenses. Loss from continuing operations increased $53.4 million during the first nine months of 2011 as compared to the first nine months of 2010, for our U.S. and Canadian operating businesses.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $50.0 million due primarily to a $43.0 million write down to certain Nonaccrual Receivables in the second quarter, higher communications and data processing, floor brokerage, exchange and clearance fees, occupancy and equipment, interest expense on long-term debt and lower other revenue offset by higher clearing and commission fees, higher technology revenue, higher net interest income and lower employee compensation and benefits. The nine month 2011 U.S. operating results were also impacted by the addition of the Ridge business that closed on June 25, 2010. Our Canadian business experienced an operating loss of $3.8 million for the nine months ended September 30, 2011 compared to an operating profit of $.1 million for the nine months ended September 30, 2010 due to higher operating expenses offset by higher net revenues.

The above factors resulted a larger loss from continuing operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

		%
	Change	Change from
	Amount	Previous Period
	(In thousands)

Revenues:
Clearing and commission fees	$2,885	2.8
Technology	1,717	11.3
Interest:
Interest on asset based balances	16,034	31.2
Interest on conduit borrows	(3,540)	(41.1)
Money market	625	39.1

Interest, gross	13,119	21.3
Other revenue	(2,740)	(8.1)

Total revenues	14,981	7.0

Interest expense:
Interest expense on liability based balances	7,755	88.5
Interest on conduit loans	(2,659)	(45.8

Interest expense from securities operations	5,096	35.0

Net revenues	9,885	5.0

Expenses:
Employee compensation and benefits	(9,969)	(12.0)
Floor brokerage, exchange and clearance fees	5,930	21.8
Communications and data processing	16,106	42.0
Occupancy and equipment	509	2.4
Bad debt expense	43,262	12,686.8
Other expenses	(481)	(2.1)
Interest expense on long-term debt	8,228	38.6

	63,585	29.6

Net Revenues

Net revenues increased $9.9 million, or 5.0%, to $209.0 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase is primarily attributed to the following:

Clearing and commission fees increased $2.9 million, or 2.8%, to $105.9 million during this same period. This increase is primarily due to clearing and commission fees of $15.5 million for the first six months of 2011 related to the Ridge acquisition in June 2010, offset by a decrease of approximately $12.1 million in our existing U.S. securities and futures businesses and $.5 million in Canada. During this period we encountered lower equity and option volumes in the U.S. and slightly higher equity and option volumes in Canada offset by a weaker mix. Our futures business benefited from higher commissions from execution business and a stronger mix.

Technology revenue increased $1.7 million, or 11.3% from the nine months ended September 30, 2010, to $17.0 million due to higher recurring revenues of $2.0 million offset by a reduction in development revenues of $.3 million.

Interest, gross increased $13.1 million or 21.3%, to $74.8 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Interest revenues from customer balances increased $16.7 million or 31.4% to $69.7 million due to higher interest income on asset balances of approximately

$16.0 million and approximately $.6 million in money market revenues The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of $1.9 billion or 31.9% to $8.0 billion while our average daily interest rate remained at 1.13%. The previously announced deconversion of thinkorswim resulted in approximately a $309.0 million decrease in our average daily interest earning assets for the nine months ended September 30, 2011.

Interest from our stock conduit borrowing operations decreased $3.5 million or 41.1% from the first nine months of 2010 to $5.1 million, as a result of a decrease in our average daily interest rate of 73 basis points or 38.8% to 1.15% and a decrease in our average daily assets of approximately $20.8 million, or 3.4% to $588.6 million.

Other revenue decreased $2.7 million, or 8.1% from the 2010 period to $31.0 million primarily due to decreases in equity and foreign exchange trading of $3.8 million and approximately $2.3 million in our trade aggregation business offset by increased account servicing fees of approximately $2.7 million and increased execution services revenues of $.6 million.

Interest expense from securities operations increased $5.1 million, or 35.0%, to $19.7 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Interest expense from clearing operations increased approximately $7.8 million, or 88.5%, to $16.5 million due to an increase in our average daily balances on our short-term obligations of $1.9 billion, or 34.4%, to $7.4 billion and a 9 basis point or 42.9% increase in our average daily interest rate to .30%. The previously announced deconversion of thinkorswim resulted in approximately a $309.0 million decrease in our average daily balances for the nine months ended September 30, 2011.

Interest from our stock conduit loans for the first nine months of 2011 decreased $2.7 million, or 45.8% to $3.1 million due to a 56 basis point decrease, or 44.1% in our average daily interest rate to .71% and a $19.7 million, or 3.2% decrease in our average daily balances to $587.9 million.

Interest, net increased from $47.1 million for the nine months ended September 30, 2010 to $55.1 million for the nine months ended September 30, 2011. This increase was due to higher customer balances and higher money market revenues offset by lower conduit balances, a lower interest rate spread of 9 basis points on customer balances and 17 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $10.0 million, or 12.0%, to $73.3 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, primarily due to lower compensation costs of approximately $5.0 million resulting from lower headcounts, lower severance costs of $4.2 million including a $1.1 million reversal of severance costs related to the outsourcing agreement with Broadridge taken in the second quarter of 2011 (see Note 19 to our unaudited interim consolidated financial statements), lower stock-based compensation of approximately $1.3 million and approximately $.3 million in lower stay pay costs offset by higher incentive compensation of approximately $.8 million. Employee count in the U.S. and Canada decreased 10.0% to 823 as of September 30, 2011.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $5.9 million, or 21.8%, to $33.2 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010, primarily related to higher costs of $5.2 million in the U.S. resulting in a large part from the additional volumes from the Ridge acquisition in the first six months of 2011 and higher clearing costs associated with higher equity and option volumes and $.7 million in Canada resulting from higher equity and option volumes.

Communication and data processing

Total expenses for our communication and data processing requirements increased $16.1 million, or 42.0%, to $54.5 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 due to higher communication and data processing of approximately $14.7 million in the U.S. primarily attributable to outsourcing costs associated with the Ridge acquisition and higher maintenance fees associated with our futures trade processing system combined with higher data processing costs in Canada of $1.3 million attributable to its conversion to the Broadridge platform.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.5 million, or 2.4%, to $21.8 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 primarily due to higher depreciation resulting from computer equipment and software associated with our conversion to the Broadridge technology platform.

Bad debt expense

Bad debt expense increased approximately $43.3 million primarily due to a $43.0 million write down to certain Nonaccrual receivables. Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, or the collateral decreases in liquidity, we consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. When valuing receivables that become less than fully collateralized, we compare what we determine to be the market value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors, such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. We monitor every account that is less than fully collateralized with liquid securities every trading day. This specific, account-by-account review is supplemented by the risk management procedures to identify illiquid securities and other market developments that it is anticipated would affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. At the culmination of this review, we record an appropriate allowance for doubtful accounts, which in our judgment is necessary to reflect anticipated losses in outstanding receivables. When a receivable is deemed not to be collectable it is generally reserved at 100% as the applicable reserve would correlate with the amount of the balance that is under-secured.

Our review of accounts receivable is an active, continuing process during which, among other factors, we seek to assess the fair value and liquidity of the assets collateralizing the receivables. As discussed in Note 7 to our unaudited interim condensed consolidated financial statements, following the failure of the Texas legislature to enact legislation expanding gaming rights, we determined to reassess the value of the collateral securing the Nonaccrual Receivables and in particular the value of the Retama Development Corporation (“RDC”) bonds. This review resulted in our determination that the carrying value of the Nonaccrual Receivables was not fully realizable and we recorded a bad debt charge of $43.0 million for the nine months ended September 30, 2011.

We also determined that it was appropriate to commence enforcement actions with respect of certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, we foreclosed on 1.0 million shares of its common stock which were held as collateral for Nonaccrual Receivables at a price of $2.61 per share, the then current market price, The value of these shares, totaling $2.6 million, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011 we foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. This foreclosure resulted in a reduction in the applicable Nonaccrual Receivables of $40.2 million. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables that were not subject to such credit, including Nonaccrual Receivables previously reserved against. We continue to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that we retain. As of September 30, 2011 and December 31, 2010, we had approximately $11.1 million and $97.4 million in Nonaccrual Receivables, net of reserves of $47.6 million and $2.4 million, respectively. Of these Nonaccrual Receivables, approximately $9.3 million were collateralized by RDC Bonds and certain other interests in the Project.

When assessing collectability of its remaining Nonaccrual Receivables, we consider a variety of factors relating to the collateral securing such receivables such as, but not limited to, the macroeconomic environment, the underlying value of the projects associated with the bonds, the value of assets (often real estate) held in those projects and the liquidity of the collateral. In each case these bonds are owned by customers and pledged to us and/or our affiliates. When evaluating the value of the RDC bonds, in addition to third party pricing indications, we looked at additional factors such as, but not limited to (i) the value of the real estate and racing license rights held by the issuer, which were supported by a third party appraisal of the Retama property, (ii) the potential for the issuer to find additional partners (such as, but not limited to, gaming companies); and (iii) the potential expansion of gaming in Texas.

There can be no assurances that our collection efforts, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that we will be able to realize the full value on the collateral securing the Nonaccrual Receivables, or assets acquired as a consequence of foreclosure on collateral securing Nonaccrual Receivables, as currently contemplated. Given the illiquid nature of much of the collateral, we anticipate that ultimate realization upon the collateral and foreclosed assets may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation. In order to support attempts to restructure the horse racing track and real estate project (’Project”) financed by the RDC’s bonds, we made an advance to the RDC of $400,000 on September 2, 2011. This advance is secured by certain real estate interests of the RDC in the Project. We believe that an eventual restructuring of the Project represents the best opportunity for us to maximize the value of its interests in the Project. We continue to work towards restructuring the Project with a view to encouraging a third party investment in the Project.

Other expenses

Other expenses decreased $.5 million, or 2.1%, to $22.5 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, due primarily to lower legal expenses of approximately $.2 million, lower professional fees of $1.0 million offset by higher amortization of $.8 million associated with the Ridge acquisition.

Interest expense on long-term debt

Interest expense on long-term debt increased $8.2 million from $21.3 million for the nine months ended September 30, 2010 to $29.5 million for the nine months ended September 30, 2011 resulting primarily from approximately $9.0 million of interest expense associated with our senior second lien secured notes issued on May 6, 2010, $.9 million associated with the Ridge Seller Note issued on June 25, 2010 and $.3 million of higher interest expense on our convertible notes offset by $2.0 million in lower interest costs on our revolving credit facility due to lower balances as compared to the prior year.

Income tax benefit

Income tax benefit, based on an overall effective income tax rate of 38.0%, was $28.3 million for the nine months ended September 30, 2011 as compared to an overall effective income tax rate of 31.5% and an income tax benefit of $7.9 million for the nine months ended September 30, 2010. This change is primarily attributed to a larger operating loss in the current period.

Loss from continuing operations

As a result of the foregoing, the loss from continuing operations was approximately $41.0 million for the nine months ended September 30, 2011 compared to a loss from continuing operations of $7.7 million for the nine months ended September 30, 2010.

Liquidity and capital resources

Operating Liquidity — Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of September 30, 2011, we had uncommitted lines of credit with seven financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Five of these lines of credit permitted us to borrow up to an aggregate of approximately $316.5 million while two lines had no stated limit. As of September 30, 2011, we had approximately $5.5 million in short-term bank loans outstanding, which left approximately $311.0 million available under our lines of credit with stated limitations. Since the Nonaccrual Receivables had been previously excluded from our regulatory capital calculation, the write down taken against the Nonaccrual Receivables had no effect on the operating liquidity of our clearing subsidiaries. In addition, the write-off of the Nonaccrual Receivables are excluded for purposes of calculating our financial covenants under Amended and Restated Credit Facility and our financial covenant compliance was not be impacted negatively. Therefore, it is our belief that the write down of the Nonaccrual Receivables will have no material adverse effect on the Company’s operating liquidity as compared to its position prior to the write down.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. At September 30, 2011, we had approximately $93.6 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary from year to year.

Our broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. Most jurisdictions also have early warning capital levels which are significantly higher than minimum requirements. In addition to these statutory requirements, our regulators have the discretion to require higher capital or liquidity levels. We regularly review our capital and liquidity positions with our regulators, and our expectations of future levels. Although we are currently substantially above the minimum net capital requirements for each of our broker-dealer subsidiaries, if our regulators require that we hold substantial additional funds at these subsidiaries, the liquidity of the Company could be impaired, perhaps significantly.

Capital Resources — At times, PWI provides capital to its subsidiaries. PWI has had the ability to obtain capital through equipment leases, typically secured by the equipment itself and through the Amended and Restated Credit Facility. At September 30, 2011, availability under the Amended and Restated Credit Facility is limited to $25 million. As of September 30, 2011, the Company had $25 million outstanding on this line of credit. On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous senior revolving credit facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrent with the closing of its Notes offering, the Company paid off its existing Credit Facility and entered into the Amended and Restated Credit Facility. Our obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is currently scheduled to mature on May 6, 2013.

We incur a significant amount of interest on our outstanding debt obligations. As noted in our annual report on Form 10-K for the fiscal year 2010, in 2010, we paid $2.2 million in interest under our Amended and Restated Credit Facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $13.1 million in interest under our Senior Second Lien Secured Notes and $.3 million in interest under the Ridge Seller Note. We are required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-November 2011, and this obligation will continue semi-annually for the next six years through 2017, when the principal amount of $200.0 million is due. We are also required, under the Amended and Restated Credit Facility, to pay down the full balance of the outstanding loans under that facility for a period of at least thirty consecutive days for each six month period, including prior to the end of the calendar year.

In addition, we expect to continue to pay a significant amount of interest under other debt instruments in 2011 and for the next several years including our equipment leases, although we are not required to make any payments on the Ridge Seller Note prior to maturity in June 2015. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may materially adversely affect our business or operations.

On November 18, 2009, we filed a registration statement on Form S-3, which was declared effective by the SEC on December 17, 2009. We may utilize the registration statement in connection with our capital raising; however, we cannot guarantee that we will be able to issue debt or equity securities on terms acceptable to the Company.

As a holding company, we access the earnings of our operating subsidiaries from time to time through the receipt of dividends from these subsidiaries. As discussed above, however, our broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Although we are currently substantially above the minimum and early warning net capital requirements for each of our broker-dealer subsidiaries, if our regulators require that we hold substantial additional funds at these subsidiaries, the amount of funds available to our holding company would be correspondingly less.

Our principal U.S. subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of a minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”). At September 30, 2011, PFSI had net capital of $185.4 million, which was $152.2 million in excess of its required net capital of $33.2 million. For a further description of our Rule 15c3-3 reserve requirements, see Note 5 to our unaudited interim condensed consolidated financial statements.

During times of extreme market volatility, as was the case for portions of the last several months, our regulatory liquidity requirements have been and in the future may be increased significantly in excess of normal levels as a result of, among other things, our correspondents experiencing unusually high trading volume or holding unusually large options or margins positions. During this time, on two occasions, we sought and received regulatory relief with respect to one of our regulatory liquidity requirements. We no longer clear the business activity which engendered these requests. Nonetheless, the risk exists that in times of extreme market volatility, our regulatory liquidity requirements could rise significantly due to such circumstances and, if we are unable to satisfy these requirements, we may be subject to adverse consequences such as those set forth in the Risk Factors section of our Form 10-K.

Our Penson Futures, PFSL, PFSC and PFSA subsidiaries are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their minimum financial and capital requirements as of September 30, 2011. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures prior to the combination.

Partially as a result of recent market volatility, in coordination with our regulators we developed a plan that we believe will allow us to increase our liquidity and capital position. Through that plan, we intended to increase our liquidity by $100 million, which has largely been accomplished. See “Strategic Initiatives” for a description of certain components of this plan. Senior management regularly reviews the type of correspondent activity we permit in light of the macroeconomic environment in which we operate and our internal policies and procedures, as well as other liquidity drivers, which we then review with our regulators. Recently, in order to maximize our profitability and reduce risk, we have enhanced our review of the capital commitments necessary to support our correspondents’ and our potential correspondents’ operations and began restricting certain activities, including trading in low-priced securities. As we continue to evaluate the best use of our capital resources, we may continue to revise our policies with respect to the type of correspondent activity we choose to permit or limit and which correspondents we choose to accept.

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

At September 30, 2011, our goodwill totaled $136.5 million. Our assessment was based upon a market capitalization and discounted cash flow analysis. Management considers the Company’s market capitalization as a potential indicator of impairment and is considered as part of its impairment evaluation. However, management considers the discounted cash flow analysis as a generally more reliable and effective test of potential impairment. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of October 1, 2010. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reporting units was required. Subsequent to the filing of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, the Company’s stock price declined approximately 35%. As a result of this decline management performed an interim impairment analysis during the second quarter of 2011. The results of our interim analysis did not indicate that any adjustment to the carrying value of goodwill for any reporting unit was required.

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

Allowance for doubtful accounts

Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, we may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In valuing receivables that become less than fully collateralized, we compare the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights we have against the customer or the related introducing broker are not sufficient to cover potential losses, we record an appropriate allowance for doubtful accounts. We review these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by risk management procedures to identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The parent company and local country risk management officers monitor market developments on a daily basis. We maintain an allowance for doubtful accounts that represents amounts, in our judgment, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable it is generally reserved at an amount correlating with the amount of the balance that is considered under-secured.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of September 30, 2011. Based upon the September quarter average customer balances, assuming no increase, and adjusting for the timing of rate changes, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.0 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2011.

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

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received similar distributions to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. The FCM filed its response in August,

2011 and the Sentinel Trustee has indicated that he will be filing a reply but has not yet done so. There is no date set for the resolution of that motion.

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

Purported Class Action and Derivative Litigation Matters

On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contends, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96-97 million in receivables of which approximately $43 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company has not yet filed an Answer or responsive motion. The Company intends to vigorously defend itself against these claims.

On September 21, 2011, a verified shareholder derivative petition was filed in County Court at Law No. 3, Dallas, County, Texas by Chadwick McHugh, “individually and on behalf of nominal defendant Penson Worldwide, Inc.,” against the Company and current or former members of the Company’s board of directors, Roger J. Engemoen, Jr., David M. Kelly, James S. Dyer, David Johnson, Philip A. Pendergraft, David A. Reed, Thomas R. Johnson, and Daniel P. Son (the McHugh Action”). A second verified shareholder derivative petition was filed against the same defendants on September 21, 2011, by Sanjay Israni, “individually and on behalf of nominal defendant Penson Worldwide, Inc.,” in County Court at Law No. 1, Dallas, County, Texas (the “Israni Action”). On November 4, 2011, another shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, by Adam Leniartek, “derivatively on behalf of Penson Worldwide, Inc.,” against the same defendants (the “Leniartek Action”). Plaintiffs in both the McHugh Action and the Israni Action allege, among other things, causes of action for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Plaintiff in the Leniartek Action alleges those same causes of action as well as a claim for contribution and indemnification. The McHugh Action and the Israni Action have now been consolidated. The plaintiffs seek, among other things, unspecified monetary damages in favor of the Company, changes to corporate governance procedures, restitution and disgorgement, and costs, including attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The defendants have not yet filed an Answer or responsive motion.

In response to these actions, Penson has retained experienced securities litigation counsel to vigorously represent itself and its officers and directors. Management cannot currently estimate a range of reasonably possible loss.

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

Our business is highly dependent upon the use of electronic transmission of information and we could incur substantial monetary and reputational damages if we are unable to maintain the security of our cyber network

As part of our daily operations, we transmit personal customer information over computer systems and the Internet. Although we believe our transmission of information is secure, cyber attacks may go undetected, and embedded malware could affect our cyber network without our knowledge for long periods of time. To effect secure transmissions of confidential information over computer systems and the Internet, we rely on encryption and authentication technology. While we periodically test the integrity and security of our systems, we cannot assure you that our efforts to maintain the security of our cyber network will be successful.

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

The following table sets forth the repurchases we made during the three months ended September 30, 2011 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan and 1,000,922 shares repurchased in August 2011 in connection with the Company’s foreclosure on certain Nonaccrual Receivables (see Note 7 to the unaudited interim condensed consolidated financial statements):

		Average Price
	Total Number of	Paid
Period	Shares Repurchased	per Share

July	7,226	$3.44
August	1,003,092	2.61
September	839	2.00

Total	1,011,157	$2.62

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the third quarter of 2011. The maximum number of shares that could have been purchased under this plan for the months of July, August and September 2011 was 1,362,980, 1,796,418 and 2,344,325 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Reserved

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10	.1†	Second Amendment, dated August 4, 2011, to Second Amended and Restated Credit Agreement, dated as of May 6, 2010, with Regions Bank as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto	(1)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)
101		The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penson Worldwide, Inc.

/s/  Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: November 9, 2011

/s/  Kevin W. McAleer
Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: November 9, 2011

INDEX TO EXHIBITS

			Method of
Exhibit Numbers		Description	Filing

10	.1†	Second Amendment, dated August 4, 2011, to Second Amended and Restated Credit Agreement, dated as of May 6, 2010, with Regions Bank as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto	(1)
12.1		Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1		Section 1350 Certification by our principal executive officer	(1)
32.2		Section 1350 Certification by our principal financial officer	(1)
101		The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.