Form 10-Q/A
period 2011-09-30
PENSON WORLDWIDE INC
filed 2012-02-17
CIK 1123541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of February 14, 2012, there were 27,976,815 shares of the registrant’s $.01 par value common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Penson Worldwide, Inc. for the quarter ending September 30, 2011, previously filed with the Securities and Exchange Commission on November 9, 2011(the “Original Filing”). We are filing this Amendment to replace an exhibit filed with the Original Filing. The replacement Exhibit 10.1 includes certain portions of Exhibit 10.1 that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment. This Amendment provides a revised Exhibit 10.1. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

Exhibit Numbers	Description

10.1†	Second Amendment, dated August 4, 2011, to Second Amended and Restated Credit Facility, dated May 6, 2010, with Regions Bank as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.
†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSON WORLDWIDE, INC.

/s/ Philip A. Pendergraft

Philip A. Pendergraft
Chief Executive Officer
and principal executive officer

Date: February 17, 2012

/s/ Kevin W. McAleer

Kevin W. McAleer
Executive Vice President, Chief Financial Officer
and principal financial and accounting officer

Date: February 17, 2012

INDEX TO EXHIBITS

Exhibit Numbers	Description

10.1†	Second Amendment, dated August 4, 2011, to Second Amended and Restated Credit Facility, dated May 6, 2010, with Regions Bank as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and the other parties thereto.	(1)

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.
†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.