Form 10-K
period 2011-12-31
PENSON WORLDWIDE INC
filed 2012-03-15
CIK 1123541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 (the last business day of the registrants’ most recently completed second fiscal quarter) was $57,305,604.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, as of March 12, 2012 was 27,984,321.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrant’s Definitive Proxy Statement relating to its 2012 annual meeting of stockholders are incorporated by reference into Part III.

PENSON WORLDWIDE, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Penson Worldwide, Inc. (“PWI”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), and Nexa Technologies, Inc. (“Nexa”). During fiscal year 2011, the Company also conducted business through Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). On August 31, 2011 Penson Futures was combined with PFSI and now operates as a division of PFSI (references to Penson Futures after August 31, 2011 are references to the futures division of PFSI). On November 30, 2011, the Company announced that it had sold PFSA to BNY Mellon Company. On December 16, 2011, the Company announced that it will cease operations of its PFSL subsidiary in 2012 and sell certain of its assets. During the fourth quarter of 2011, the Company ceased operations of Penson Asia. The Company has engaged investment bankers to assist in the expected sale of PFSC in 2012. The Company has accounted for the operations of PFSA, PFSC and PFSL as discontinued operations for all periods presented. Through its remaining operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, foreign exchange trading, custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed to do business in all fifty states of the United States of America and certain territories. PFSI is also a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), and various futures exchanges. PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the London financial community and is regulated by the Financial Services Authority (“FSA”) and is a member of the London Stock Exchange.

As of the date of this Annual Report, Penson has one class of common stock and one class of convertible preferred stock. The common stock is currently held by public shareholders and certain directors, officers, affiliates and employees of the Company. None of the preferred stock is issued and outstanding. As used in this Annual Report, the term “common stock” means the common stock, and the term “preferred stock” means the convertible preferred stock, in each case unless otherwise specified.

Special Note Regarding Forward-Looking Statements

This Annual Report and the information contained herein include forward-looking statements that involve both risk and uncertainty and that may not be based on current or historical fact. Although we believe our expectations to be accurate, forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause or contribute to such differences include but are not limited to:

•	interest rate fluctuations;

•	general economic conditions and the effect of economic conditions on consumer confidence;

•	reduced margin loan balances maintained by our customers;

•	fluctuations in overall market trading volume;

•	our ability to successfully implement new product offerings;

•	our ability to obtain future credit on favorable terms;

•	reductions in per transaction clearing fees;

•	our ability to execute and complete strategic initiatives:

•	legislative and regulatory changes and proceedings;

•	monetary and fiscal policy changes and other actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”);

•	our ability to attract and retain customers and key personnel; and

•	those risks detailed from time to time in our press releases and periodic filings with the SEC.

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

“Clearing” means the verification of information between two counterparties (e.g., brokers) in a securities transaction and the subsequent settlement of that transaction, either as a book-entry transfer or through physical delivery of certificates, in exchange for payment. Clearing is the procedure by which an organization acts as an intermediary and assumes the role of buyer and seller for transactions in order to reconcile orders between transacting parties. Clearing enables the matching of buy and sell orders in a market and, typically, provides for more efficient markets as parties can make transfers to a clearing agent rather than to each individual party with whom they have transacted.

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

Overview

Through PFSI and certain third party contractual relationships, we are a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies. Unlike most other major clearing providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe that our position as the leading independent provider of securities clearing in the United States is a significant differentiating factor relative to our competitors. We supply a flexible offering of infrastructure and related products and services to our clients, available both on an unbundled basis and as a fully-integrated platform encompassing all of our products and services. We believe our ability to integrate our technology offerings into our products and services is a key advantage in our effort to expand our sales and attract new clients.

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

Since starting our business in 1995 with three correspondents, we have grown to be a leading provider of clearing services. Based on the number of correspondents as of December 31, 2011, we are the largest independent securities clearing broker in the U.S., and among the top two clearing brokers overall in the U.S. We have grown both organically and through acquisitions. As of December 31, 2011, we had 323 active domestic correspondents, compared to 335 domestic correspondents as of December 31, 2010. As of December 31, 2011, our pipeline of new correspondents under contract was 38, the majority of which we expect to begin clearing with us by June 30, 2012.

With continuing operations based in the U.S., we are primarily focused through our domestic operating subsidiaries and through contractual relationships with third parties, on the global markets for equities, options, futures, fixed income and foreign exchange products. Our continuing operations are conducted in one operating segment (see Note 22 to our consolidated financial statements).

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

For the year ended December 31, 2011, we generated net revenues of $217.3 million. Clearing and commission fees, net interest income, technology revenues and other revenues comprised 48%, 28%, 10% and 14% of our net revenues, respectively. Approximately 64% of our securities correspondents generate both clearing and technology revenue. In addition, some of our customers generate revenue from both securities and futures trading, and trade in multiple global markets. The following table represents the percentages of net revenues and total correspondents by correspondent type:

Correspondent type	Percentage of net revenues	Percentage of total correspondents
Direct market access	10.3%	8.8%
Retail	19.9%	32.4%
Online	12.5%	7.7%
Institutional	18.6%	29.1%
Other	38.7%	22.0%

The Other category consists of broker-dealers trading on a proprietary basis, broker-dealers specializing in option trading, futures trading, hedge funds, algorithmic traders and financial technology firms. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

As an integral part of our securities clearing relationships, we maintain a significant margin lending business with our correspondents and their customers. Under these margin lending arrangements, we extend credit to our correspondents and their customers so that they may purchase securities on margin. As is typical in margin lending arrangements, we extend credit for a portion of the purchase price of the securities, which is collateralized by existing securities and cash in the accounts of our correspondents and their customers. We also earn interest income from both our securities and futures operations by investing customers’ cash and we engage in securities lending activities as a means of financing our business and generating additional interest income. Over the past year, our net interest revenues decreased from $62.5 million in 2010 to $60.1 million in 2011, representing approximately 27% and 28% of our aggregate net revenues, respectively.

Clients

Currently, our principal clients are online, direct access, institutional and traditional retail brokers. Online broker-dealers principally enable investors to perform trades through the broker via the Internet through browser-based technology. Direct access broker-dealers principally provide investors with dedicated software which executes orders through direct exchange interfaces and provides real-time high speed Level II market information. Traditional retail brokers usually engage in agency trades for their customers, which may or may not be online. Institutional brokers and hedge funds typically engage in algorithmic trading or other proprietary trading strategies for their own account or, at times, agency trades for others. Our bank clients typically are non-U.S. entities making purchases for their brokerage operations. The type of financial technology client that would most likely use our products and services is financial data content or trading software firm that purchases our data or combines its offerings with our trading software. In our Penson Futures division, we have added a number of futures related clients, including introducing brokers, non-clearing FCMs, commercial customers, customers who engage in hedging and risk management activities and other customers who trade futures and other instruments.

We have made significant investments in our U.S. and international data and execution infrastructure, as well as various types of multi-currency and multi-lingual trading software. We provide what we believe to be a flexible offering of infrastructure products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. Our technology offerings are typically private-labeled to emphasize the client’s branding. We seek to put our clients’ interests first and we believe our position as the leading independent provider of U.S. securities clearing services is a significant differentiating factor. We believe we are well-positioned to take advantage of our significant investments in technology infrastructure to expand sales of our products and services.

Industry trends

We believe that the market for securities and futures processing products and services is influenced by several significant industry trends creating continuing opportunities for us to expand our business, including:

Shift to outsourced solutions. Broker-dealers and many FCMs are continuing to outsource their clearing functions.

Increase in trading in multiple markets. Investors increasingly seek to trade in multiple markets, asset classes and currencies at once. The technological challenges associated with clearing, settlement, and custody in multiple geographies, currencies, and asset classes are prompting correspondents to seek the most comprehensive and sophisticated service providers. We have sought to capitalize on this trend by expanding our product offering into other areas such as the futures market, where we have significantly expanded since early 2007. Net revenues from our futures product offering comprised approximately 13% and 13% of total net revenues in 2011 and 2010.

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

Demand for increased reporting capabilities and integrated technology solutions. Clients are increasingly demanding products that seamlessly integrate front, middle and back-office systems and allow for near real-time updating of account status and margin balances. Our ability to meet these demands makes us a strategic fit for correspondents in the growing algorithmic trading and hedge fund sectors.

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

We have made substantial investments in the development of customized data processing systems that we use to provide these “back-office” services to our correspondents on an integrated, efficient and cost-effective basis, allowing us to process a high volume of transactions without sacrificing stability and reliability. In 2011, we processed an average of 950,000 equity transactions, 1.2 million equity options contracts and 371,000 futures contracts per day. Our products and services reduce the need for our correspondents to make significant capital investments in a clearing infrastructure and allow them to focus on their core business competencies. These systems also enable our correspondents to provide customized, timely transaction and account information to their customers, and to monitor the risk level of their customers on a real-time basis. We have found that our comprehensive suite of advanced technology solutions is often an important factor in winning new correspondents.

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

Our competitive strengths

Established market position as the largest independent provider of securities correspondent clearing services in the U.S.

We have grown organically and through acquisitions to become the leading independent provider of securities clearing services in our primary markets with 323 active domestic correspondents, which includes 68 futures clearing correspondents at December 31, 2011. As of December 31, 2011 (based on the number of correspondents), we were the largest independent clearing broker-dealer in the U.S. We are also the second largest clearing broker in the U.S. overall. Unlike most other major clearing service providers, we are not affiliated with a large financial institution and we generally do not compete with our clients in other lines of business. We believe our position as the leading independent provider of U.S. securities clearing services is a significant differentiating factor.

Fully-integrated securities-processing and technology solutions.

We are a leading provider of infrastructure to financial intermediaries, offering integrated solutions with the ability to address all major securities-processing needs. Through the integration of our own technology across most of our products and services, we have been able to expand our client base and increase our revenue from existing clients. Our products and services facilitate trading in multiple markets, asset classes and currencies, with integrated execution, clearing and settlement solutions. It is our belief that, while some clients are willing to obtain these products from multiple vendors, many will determine that it is easier to obtain solutions with lower integration costs and risks from one provider that can also address the regulatory requirements of their business.

Flexible services and infrastructure.

We provide a broad offering of infrastructure, technology and data products and services to our clients, available both on an unbundled basis and as a fully-integrated solution. We work closely with each of our clients to tailor the set of products and services appropriate for their individual needs.

Highly attractive and diversified client base.

Our client base comprises the following categories: online, direct market access, institutional, retail and algorithmic, options, futures, foreign exchange and other. For the year ended December 31, 2011, no single category of correspondent represented more than 19.9% of total net revenues. In addition, no single correspondent represented more than 8.7% of net revenue, with our top ten correspondents constituting 30.7% of our net revenues. As previously announced, the departure of one of our largest clients during the third quarter of 2011 significantly impacted overall revenues, though the client’s departure was offset in part by reduced costs and capital requirements associated with that business. We hope to be able to replace a substantial portion of that revenue in 2012 from new correspondents we have signed. Additionally, we have diversified our client base by asset class through expanding our operations into the futures business and foreign exchange business, among other business lines.

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

With an average of 26 years of industry experience and holding a substantial equity interest in Penson, our Global Executive Committee has the proven ability to manage our business through all stages of the business cycle. Roger J. Engemoen, Jr., and Philip A. Pendergraft, our Chairman and Chief Executive Officer, respectively, together with Mr. Daniel P. Son, our former president and current director, founded our business in 1995 and have built it to its current position. Bryce B. Engel, our president, was named to our Global Executive Committee in 2011.

Business strategies

Leverage existing platform to expand our product offerings and client base.

We believe our infrastructure provides a leading fully-integrated securities clearing and technology product package to our core market, and additional products can be offered and new clients can be added with minimal marginal cost. Using this infrastructure, we intend to expand our client base by:

•

Focusing on high-volume direct access and online broker-dealers and the futures trading industry. We will continue to market our clearing services to the futures trading, direct access and online broker-dealer markets and on margin lending as a core complementary service.

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

•

Expanding our client base in the quantitative trading sector. Our technology products enable us to increasingly market our services to the rapidly growing quantitative trading sector. This sector is among the most significant drivers of growth in the overall securities markets and we intend to continue our focus on this market sector.

•

Expanding our futures business. Our purchase of GHCO in February, 2007 was a significant step in expanding our futures clearing operations and our purchase of FCG in November, 2007 gives us the ability to expand our futures offering to clients that need risk management and other services. By combining the operations of our futures and securities businesses in a single entity, we are able to enhance the services we provide our customers.

Enhance revenue potential of each client relationship.

Our growth model includes selling additional products to our existing clients. Many of our correspondents currently only utilize our securities clearing services, but we maintain a broad product suite that provides us with a significant opportunity to cross-sell our execution, futures, foreign exchange and technology services to our current base of correspondents.

Capitalize on industry trends.

We are positioned to benefit from several broad industry trends, consolidation among service providers, and increased demand for trading infrastructure that supports multiple products on the same computer terminal, including equities, options, futures and foreign exchange as well as increased outsourcing of securities-processing.

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

Our U.S. securities clearing broker is PFSI, which is registered with the SEC and is a member of the following: New York Stock Exchange, NYSE Alternext, Chicago Board Options Exchange, Chicago Stock Exchange, International Securities Exchange, NASDAQ, NYSE ARCA Equities Exchange, NYSE ARCA Options Exchange, Philadelphia Stock Exchange, OneChicago, DTC, Euroclear, MSRB, FINRA, NSCC, Options Clearing Corp., and Securities Investor Protection Corporation (“SIPC”) and is a participant in the Boston Options Exchange (“BOX”). Penson Futures operates as a division of PFSI, which is a futures commission merchant and is regulated by the CFTC and the NFA and is a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Kansas City Board of Trade, NYSE Euronext LIFFE, the Minneapolis Grain Exchange, NYMEX, COMEX, ICE Futures US, ICE Clear Europe, NYSE LIFFE, One Chicago, and LCH.Clearnet.

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

Proprietary trading

Our U.S. broker-dealer engages in limited forms of proprietary trading. This trading includes computerized trading and non-automated trading strategies involving short-term proprietary positions in exchange traded equities and options, derivatives, foreign currencies, fixed income and other securities. In general, these strategies involve relatively short-term market exposure and are typically undertaken in conjunction with hedging strategies and the use of derivative contracts designed to mitigate the risk associated with these proprietary positions. These activities in the aggregate are insignificant to revenues and pretax income (loss).

Futures products

In addition to futures clearing services, Penson Futures provides retail, risk management and consultation services for certain of our futures clients.

Technology and data products

An important component of our business strategy is to identify and to deploy technologies relevant to our target markets. The technology embedded in our securities and futures processing infrastructure has enhanced our capacity to handle an increasing volume of transactions without a corresponding increase in personnel. We use our proprietary technology and technology licensed from third parties to provide customized, detailed account information to our clients. During 2011 we successfully completed the transition of our Canadian operations to Broadridge’s system and the transition of the majority of our non-futures U.S. operations to the Broadridge system. We completed the transfer of our remaining non-futures U.S. operations to the Broadridge systems during the first quarter of 2012. Our technology is critical to our vision of providing a flexible and comprehensive offering of products and services to our clients.

Our technology and data product offerings include customizable front-end trading platforms, a comprehensive database of historic U.S. and international equities, options and futures trade data, and order-management services. Our approach to the development and acquisition of technology has allowed us to create an evolving suite of products that provides specific solutions to meet our clients’ individual requirements. We also provide risk management and consultation services to certain of our futures customers through Penson Futures.

Nexa provides our clients with innovative trading management technology with an international perspective. Nexa specializes in direct access trading technology and provides complete online brokerage solutions, including direct access trading applications, browser-based trading interfaces, back-office order management systems, market data feeds, historical data, and execution technology services, generally on a license-fee basis. Nexa’s

FastPath product provides a full suite of Financial Information Exchange (“FIX”) gateway solutions for clients who require global connectivity, high throughput and reliability. FIX execution solutions allow clients to automatically transmit, receive or cancel advanced-order types, execution reports, order status, positions, liquidity flags and account balances. Clients can connect using their own front-end or back-office applications or utilize applications available from Nexa. We generally provide our solutions to our clients on a private-labeled basis to emphasize the client’s branding.

Nexa’s products, such as Omni Pro, Axis Pro, and Meridian, are designed to accommodate various market segments by providing different trading platforms and functionality to users. Many of our front-end products benefit from several important features such as the ability to trade equities, options and futures and to have unified risk management for trading across multiple asset classes.

Although there is a significant market for front-end trading platforms that is independent of the market for clearing services, we have found that our ability to integrate our technology-related products with our clearing services provides clients with another compelling reason to use Penson for their clearing needs. We believe this broader, integrated offering is a factor in our conversion of client prospects into actual clients.

Our technology revenues generally include revenues from software development, customization of products and features and licensing fees, but our technology products are designed to generate subscription-based revenue over time. Our technology revenues increased over the last year from $20.4 million in 2010 to $22.1 million in 2011.

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

Many of our front-end products benefit from a number of compelling features such as the ability to trade equities, options and futures and have unified risk management for trading across these products. Many of our clearing competitors do not have similar systems that effect trades in all such instruments with similar risk mitigation capabilities. There is a dynamic market for front-end trading platforms that is independent of the market for our clearing services. However, we have found that our ability to offer these products provides our clients with another reason to use our clearing and other products and services and is at times important in our conversion of client prospects into actual clients.

Global execution infrastructure

Nexa has built significant proprietary software and licensed certain software and telecommunications services to enable our clients to use our technology infrastructure to send orders for securities to all major North American exchanges, ECNs and market destinations. Our clients can choose to use our execution infrastructure, independent of our other services, or to opt for a bundled solution combining technology products together with clearing and settlement. This allows us to access a differentiated market segment for clients that clear with another firm or are self-clearing, but which do not have a similar infrastructure capability. In particular, because our network has been designed to maximize speed of execution, our offerings are very attractive to algorithmic traders for whom speed is essential to successful implementation of their trading strategies. Our infrastructure required significant time and investment to build and few of our clearing competitors offer anything that is directly comparable.

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

Key licensed technology and proprietary customization

We completed the conversion of our Canadian operations and the majority of our non-futures U.S. operations to Broadridge’s systems in 2011 and completed the transition of the remainder of our non-futures U.S. operations to the Broadridge systems in the first quarter of 2012. We anticipate this strategic partnership will expand our product offering to include, among other things, the outsourcing of certain of our correspondents’ operations. The Broadridge systems offer our clients flexible access to information regarding their accounts, including the ability to:

•	see critical information in real-time on a continuously updated basis;

•	manage their buying power across different accounts containing diverse instruments such as equities, options and futures, and;

•	receive highly customized reports relating to their activity.

The above-noted products are principally used by our U.S. securities clearing subsidiary but, in many cases, enable our non-U.S. customers to access leading-edge products and services when trading in the U.S. markets.

Sales and marketing

We focus our sales and marketing efforts in the U.S. primarily on the direct access and online sectors, but also focus on the algorithmic trading and hedge fund sectors of the global securities and investment industry. We are aggressively marketing execution-only services to the global financial services market domestically. We have capitalized on this opportunity by implementing cross-border and multi-currency trade processing capabilities.

We participate in industry conferences and trade shows and seek to differentiate our company from our competitors based on our reputation as an independent provider of a technology-focused integrated execution, clearing and settlement solution and based on our ability to support trading in multiple markets, multiple investment products and multiple currencies.

We generally enter into standard clearing agreements with our securities correspondents for an initial term of two years, though a number of our contracts are for much longer terms. During the contract period, we provide clearing services based on a schedule of fees determined by the nature of the financial instrument traded and the volume of the securities cleared. In some cases our standard contract will also include minimum monthly clearing charge requirements. Subsequent to the initial term, these contracts typically allow the correspondent to cancel our services upon providing us with 60 days written notice. Futures clearing contracts between us and our correspondents are generally terminable on 30 days’ notice. Futures clearing contracts directly between us and our customers are generally terminable at will.

As of December 31, 2011, we had 323 active domestic correspondents, consisting of 255 active securities clearing correspondents and 68 active futures clearing correspondents. Before conducting business with a correspondent, we review a variety of factors relating to the prospective correspondent, including the correspondent’s experience in the securities industry, its financial condition and the personal backgrounds of the key principals of the firm. We seek to establish relationships with correspondents whose management teams and operations we believe will be successful in the long-term, so that we may benefit from increased clearing volume and margin lending activity as the businesses of our correspondents grow.

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

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35.2 million. The acquisition date fair value of consideration transferred was $31.9 million, consisting of 2.5 million shares of PWI common stock with a fair value of $14.6 million (based on our closing share price of $5.95 on that date) and a $20.6 million five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17.3 million on that date (see Note 14 to our consolidated financial statements for a description of the Ridge Seller Note discount), payable by the Company with all accrued interest at maturity bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4.1 million attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The Company and Broadridge are currently in discussions to finalize the applicable adjustments and have reached a broad agreement. We have reflected below our expectation of the eventual adjustments, though these have not yet been finalized or implemented formally. The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period

Revenues”). As of December 31, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $.3 million, which is included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. As of December 31, 2011 a calculation was performed to determine the annualized revenues, based on a six-month review period, for each such Non-revenue Correspondent (“Non-revenue Correspondent Revenues”). This calculation resulted in a reduction in the contingent consideration liability of approximately $.1 million. Additionally, the liability was reduced by approximately $1.3 million for other items such as client concessions, departing correspondents and additional business as negotiated by both parties. The overall reduction to the liability of approximately $1.4 million is included in other expenses in the consolidated statement of operations for the year ended December 31, 2011. As of December 31, 2011 the total amount of contingent consideration totaled $3.0 million.

The Company recorded goodwill of $15.9 million, intangibles of $20.1 million and a discount on the Ridge Seller Note of $3.3 million. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4.1 million initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of approximately $5.3 million with $3.7 million and $1.6 million, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26.4 million and net income of approximately $1.5 million from Ridge were included in the consolidated statement of operations as of the date of the acquisition for the year ended December 31, 2010. The Company estimates that net revenues would have been $312.9 million and $337.2 million for the years ended December 31, 2010 and 2009, respectively, and net income (loss) would have been $(19.0) million and $17.3 million for the years ended December 31, 2010 and 2009, respectively had the acquisition occurred as of January 1, 2009. As of December 31, 2011 based upon an impairment review by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the Ridge goodwill balance to zero. See Note 2 to our consolidated financial statements.

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

In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6 million due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company was required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of approximately $9.2 million in the first quarter of 2011 The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008, approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009 and approximately $9.3 million was paid in connection with the fourth year of the earnout that ended on May 31, 2011. Pursuant to the terms of a letter agreement with Schonfeld, at December 31, 2011, we had paid $2.0 million as result of the third year of the earnout ended May 31, 2010. The remaining $4.0 million liability as of December 31, 2011, is to be paid evenly over the eight month period commencing on January 1, 2012. We have not yet made the payment due March 1, 2012, due to a contractual dispute with one of the Schonfeld correspondents. We anticipate resolving the dispute in the near future. As of December 31, 2011 the Company recorded a goodwill impairment charge that reduced the Schonfeld goodwill balance to zero. See Note 2 to our consolidated financial statements.

Competition

The market for securities clearing and margin lending services is highly competitive. We expect competition to continue and intensify in the future. We encounter direct competition from firms that offer services to direct access and online brokers. Some of these competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; JPMorgan Chase & Co., National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America; and RJ O’Brien & Associates LLC. We also encounter competition from other clearing firms that provide clearing and execution services to the securities industry. Most of our competitors are affiliated with large financial institutions.

We believe that the principal competitive factors affecting the market for our clearing and margin lending services are breadth of services, technology, financial strength, client service and price. Based on management’s experience, we believe that we presently compete effectively with respect to many of these factors.

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

We are also subject to the risk that one or more of our correspondents may be acquired by a firm which is already self clearing, or clears through another broker-dealer. Our largest correspondent, thinkorswim, was acquired by TD Ameritrade in 2009. The majority of thinkorswim’s business was converted to TD Ameritrade in August, 2011.

Discontinued Operations

As part of our previously announced strategic initiatives, we committed to the disposition of our PFSC, PFSL and PFSA operations during the fourth quarter of 2011. We completed the sale of PFSA to BNY Mellon Company in November, 2011. A description of our discontinued operations for PFSC and PFSL appears below.

Canada

PFSC is our Canadian clearing broker and provides clearing services to the Canadian markets on both a fully-disclosed basis and an omnibus basis (where the identity of the end customer is not always known to us). PFSC in accordance with IIROC is a participating member organization or subscriber of the Toronto Stock Exchange, the Montreal Exchange, the TSX Venture Exchange and various other Canadian market places including alternative trading systems. PFSC is a member of the Canadian Investor Protection Fund and is regulated by the IIROC and the securities regulatory authorities of each province and territory in Canada. Canada has four types of approved clearing models and our Canadian operation is approved to act as a carrying broker for all of these. We concentrate primarily on providing services to Type 2 and Type 3 correspondent brokers. As a Type 2 or 3 carrying broker, our key responsibilities may include the trading of securities for customers’ accounts and for the correspondent’s principal business, making deliveries and settlements of cash and securities in connection with such trades, holding securities and/or cash of customers and of the correspondent and preparing and delivering directly to customers documents as required by applicable law and regulatory requirements with respect to the trades cleared by us, including confirmation of trades, monthly statements summarizing transactions for the preceding month and, for inactive accounts, quarterly statements of securities and money balances held by us for customers.

The Company has engaged investment bankers to assist in the expected sale of PFSC, which the Company hopes to conclude in 2012. To date no definitive decision has been taken regarding any transaction involving PFSC. The Company has accounted for the operations of PFSC as discontinued operations for all periods presented.

United Kingdom

As we announced on December 16, 2011, we have determined to sell certain of the assets of PFSL, our U.K. subsidiary, to third parties and close operations in an orderly manner during 2012. PFSL offers securities clearing services, including: Model A clearing and settlement, Euroclear, global custody, customized data processing, regulatory reporting, execution, and portfolio management and modeling systems. In Model A clearing, we provide a purely administrative back-office service and act as agent for our correspondents’ customers, and supply these customers with the information needed to settle their transactions. Prior to the decision to close operations, PFSL also offered Model B clearing services. Under Model B clearing, we assume the positions and therefore full liability for the clearing and settlement of the trades. As of March 1, 2012, we no longer offer Model B clearing services. All of our correspondents in the U.K. are categorized as Professional Clients under FSA Rules. PFSL is a member of the London Stock Exchange and is authorized and regulated by the FSA. The Company has accounted for the operations of PFSC as discontinued operations for all periods presented.

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

In the U.S., the securities and futures industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, while the CFTC regulates the futures industry. These federal agencies along with NYSE, FINRA, NFA, the various stock and futures exchanges and other self regulatory organizations (“SROs”) require strict compliance with their rules and regulations. Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money-laundering prevention, and the supervision of the conduct of directors, officers and employees. Recent events in the futures markets, including the bankruptcy filing of MF Global Holdings, Ltd., have increased scrutiny from the CFTC and other regulatory bodies. For additional discussion of the potential consequences of the MF Global Holdings, Ltd. bankruptcy filing, see “Risk Factors.” Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders, the suspension or termination of the operations of the Company or the suspension or disqualification of our directors, officers or employees. From time to time, we and some of our officers and other employees have been subject to claims arising from the violation of such laws, rules and regulations.

As a registered broker-dealer, PFSI is required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a member’s insolvency, the SIPC Fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances.

In addition, until we wind up our operations in the U.K. and sell our Canadian subsidiary, we have to comply with the regulatory controls of each of those countries. We expect to continue to offer services in these jurisdictions for our PFSI customers through contractual relationships after the respective wind up and sale of these subsidiaries.

The regulatory environment in which we operate is subject to change. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms. See Liquidity and Capital Resources — Capital Resources for a discussion regarding certain recent increased regulatory capital requirements and the resulting effects on our operations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Recent market and economic conditions have led to the enactment of new legislation and other proposals for changes in the regulation of the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. While certain provisions of the Dodd-Frank Act were effective immediately, many other provisions will be effective only following extended transition periods of varying lengths. Therefore, it is impractical at present to forecast the comprehensive effects of the legislation. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions.

Regulation of clearing activities

We currently provide clearing services in the U.S., and until we cease our operations, in Canada and Europe through our subsidiaries. Broker-dealers and FCMs that clear their own trades are subject to substantially more regulatory requirements than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of customers and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients, the customers of our clients and others. Due to our provision of futures clearing services in addition to securities clearing services, we are also subject to additional regulatory requirements, including those of the CFTC, NFA and futures exchange regulations in various jurisdictions. As a result, we must comply with an increased amount of regulatory requirements and face additional liabilities if we are not able to comply with the regulatory environment. We also provide sponsored access to certain entities, which allows those entities to submit trades to certain exchanges through our market participant identification (MPID). Through the provision of sponsored access, we have been able to substantially increase our volumes on certain exchanges. The increased volume often allows us to achieve certain pricing discounts, which we generally share with our sponsored participants. We are responsible for any trades submitted by those entities that use our MPID. Recently, the SEC and certain domestic and foreign SROs have increased scrutiny of sponsored access programs. To the extent any additional regulations are enacted with respect to sponsored access in any jurisdiction where we provide sponsored access, we will be required to follow such regulations which may result in our limiting or eliminating the use of this service. Even if we are able to continue to offer this service, we may have to incur substantial costs related to implementation of risk controls with low latency to comply with new regulations.

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

Our securities lending and borrowing activities are almost exclusively transacted through our U.S. broker-dealer subsidiary, which is subject to the SEC’s net capital rule and customer protection rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to ensure that broker-dealers will have adequate resources, including a percentage of liquid assets, to fund expenses of a self or court supervised liquidation. See “Business — Government regulation” and “Regulatory capital requirements.” While the net capital rule is designed to ensure that the broker-dealer has adequate resources to pay liquidation expenses, the objective of the SEC’s customer protection rule is to ensure that investment property of the firm’s customers will be available to be distributed to customers in liquidation. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that broker-dealers promptly obtain possession or control of customers’ fully-paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

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

Regulation T was issued by the Federal Reserve pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by broker-dealers, as well as to regulate the extension of credit by broker-dealers. With respect to securities borrowing and lending, Regulation T requires that a borrowing or lending of securities by a broker-dealer be for a “proper purpose,” i.e., for the purpose of making delivery of the securities in the case of short sales, failure to receive securities required to be delivered, or other similar situations. If a broker-dealer reasonably anticipates a short sale or fail transaction, a borrowing may be made by the broker-dealer up to one settlement cycle in advance of trade date.

Regulation T also regulates payment requirements for transactions in customer cash accounts and the level of credit extended in customer margin accounts. A broker-dealer may extend credit to a customer in a margin account only against collateral consisting of cash or margin-eligible securities, as defined in the Exchange Act or “margin securities,” as defined in Regulation T. Under Regulation T, the current required initial margin for a long position in a margin equity security is 50 percent of the current market value of the security. The required margin for a short position is 150 percent of the current market value of the security. Maintenance margin requirements are set in accordance with the rules of the SROs. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral that exceeds the market value of the securities that were lent. In the National Securities Markets Improvements Act of 1996, the U.S. Congress amended section 7(c) of the Exchange Act to exempt certain broker-dealers from the Federal Reserve’s credit regulations. Recently, the SEC and other SROs have approved new rules permitting portfolio margining that have the effect of permitting increased margin on securities and other assets held in portfolio margin accounts relative to non-portfolio accounts. We began offering portfolio margining to our clients in the second quarter of 2007 and had 161 portfolio margin accounts as of December 31, 2011.

With respect to such securities borrowing and lending, Regulation SHO issued under the Exchange Act generally prohibits, among other things, a broker-dealer from accepting a short sale order unless either the broker-dealer has already borrowed the security, has entered into a bona-fide arrangement to borrow the security or has “reasonable grounds” to believe that the security can be borrowed so that it can be delivered on the date delivery is due and has documented compliance with this requirement. Rule 204 under the Exchange Act requires broker-dealers and clients to make delivery on short sales effected in the U.S. no later than T+3. Under Rule 204, a clearing broker-dealer that does not purchase or borrow securities to cover any fail position as of the opening of trading on T+4 is subject to a borrowing penalty for each security that the clearing-broker fails to deliver (subject to the allocation provision noted below). The borrowing penalty will apply until the clearing broker-dealer purchases a sufficient amount of the security to make full delivery on the fail position and that purchase clears and settles. If a clearing broker-dealer becomes subject to the borrowing penalty, the penalty will prohibit the clearing broker-dealer from effecting short sales for its own account or for that of any correspondent broker-dealer or customer unless the clearing broker-dealer has borrowed the securities in question or has entered into a bona-fide arrangement to borrow the securities. Clearing broker-dealers are permitted to reasonably allocate the close-out requirement to a correspondent broker-dealer that is responsible for the fail position. Accordingly, if we have a fail position that we are unable to timely cover, or where the fail position was the responsibility of one of our correspondent broker-dealers and we cannot allocate the close-out responsibility to it, we would be subject to the borrowing penalty. We could remain subject to the borrowing penalty until such time as we have purchased a sufficient amount of the security to make full delivery on the fail position and that purchase has cleared and settled, which generally is three business days after the purchase. Due to the requirements of Rule 204, our costs associated with securities borrowings to facilitate customer short selling may continue to increase and the scope of our securities lending business may decrease, which may adversely affect our operations and financial condition.

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

Additionally, as an FCM, PFSI is subject to the capital and segregation rules of the CFTC, NFA, and futures exchanges in the U.S. and futures exchanges in the U.K. If we fail to maintain the required capital or violate the customer segregation rules, we may be subject to monetary fines and the suspension or revocation of our license to clear futures contracts and carry customer accounts. Any interruption in our ability to continue this business would impact our revenues and profitability.

Our U.K. subsidiary is subject to FSA rules that require it to maintain adequate financial resources (including both capital resources and liquidity resources) in order to meet its liabilities as they fall due. The current capital resources requirement for the subsidiary is approximately £1.7 million although the capital resources requirement will vary depending on the current expenditure, liabilities and risks incurred or assumed. Capital resources may be constituted by eligible share capital and eligible subordinated debt. The subsidiary must constantly monitor compliance with its financial resource requirements, regularly submit financial reports to the FSA (monthly) and report any breach of the financial resource requirements to the FSA. A breach of the financial resource requirements may result in disciplinary action against the subsidiary for which it may receive a financial penalty, or where the breach is serious, a suspension or cessation of the subsidiary’s business and a withdrawal of the subsidiary’s authorization to conduct investment business in whole or in part. The imposition of FSA disciplinary sanctions, the temporary suspension of business or the partial revocation of the subsidiary’s authorization to conduct investment business may severely damage the reputation of the subsidiary and result in diminution of earnings. The revocation of the subsidiary’s authorization to conduct investment business in the U.K. may result in a discontinuation of our U.K. operations and the loss of its revenues.

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

The regulatory capital requirements that affect our regulated subsidiaries are stringent and subject to significant and uncontrollable change. Our inability to comply with any of the current requirements or any future changes to these requirements could cause us to suffer significant financial loss. See Liquidity and Capital Resources — Capital Resources for a discussion regarding certain recent increased regulatory capital requirements and the resulting effects on our operations.

Margin risk management

Our margin lending activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

We attempt to minimize the risks inherent in our margin lending activities by retaining in our margin lending agreements the ability to adjust margin requirements as needed and by exercising a high degree of selectivity when accepting new correspondents. When determining whether to accept a new correspondent, we evaluate, among other factors, the correspondent’s experience in the industry, its financial condition and the background of the principals of the firm. In addition, we generally have multiple layers of protection, including the balances in customers’ accounts, correspondents’ commissions on deposit, clearing deposits and equity in correspondent firms, in the event that a correspondent or one of its customers does not deliver payment for our services. We periodically evaluate the level of our margin lending exposure. Recently, to reduce credit risk exposure and increase capital availability, we have reduced our margin lending activity. See Note 9 to our consolidated financial statements for a description of certain nonaccrual receivables. We also maintain a bad debt reserve.

Our customer agreements and fully-disclosed clearing agreements generally require industry arbitration in the event of a dispute. Arbitration is generally less expensive and more timely than dispute resolution through the court system. Although we attempt to minimize the risk associated with our margin lending activities, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

Local regulations

PFSI is a broker-dealer authorized to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands under applicable local securities regulations. PFSC is authorized to conduct business in all major provinces and territories in Canada.

Employees

As of December 31, 2011, we had 815 employees, of which 580 are related to our continuing operations. In our continuing operations, 191 were employed in clearing operations, 192 in technology support and development, 19 in sales and marketing and 178 in finance and administration, all of which are located in the

U.S. We had 171 employees in Canada and 64 in the U.K. Our employees are not represented by any collective bargaining organization or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Many factors could have an effect on PWI’s financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, regulatory, industry, business and financial conditions. The principal factors are described below.

Risks related to our business and our industry

We face substantial competition from other securities and commodities processing and infrastructure firms, which could harm our financial performance and reduce our market share.

The market for securities and futures processing infrastructure products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. Our competitors include Goldman Sachs Execution & Clearing, L.P.; Pershing LLC, a member of BNY Securities Group; JPMorgan Chase & Co., National Financial Services LLC, a Fidelity Investments company; Merrill Lynch & Co., Inc., a subsidiary of Bank of America; and RJ O’Brien & Associates LLC. Many of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours. There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

Increased competition has contributed to the decline in net clearing revenue per transaction that we have experienced in recent years and may continue to create downward pressure on our net clearing revenue per transaction. In the past, we have responded to the decline in net clearing revenue by reducing our expenses, but if the decline continues, we may be unable to reduce our expenses at a comparable rate. Our failure to reduce expenses comparably would cause us to sustain additional losses.

We may be unable to execute our previously announced strategic initiatives

In 2011, we announced several strategic initiatives, designed to reduce costs and debt, increase capital and return to profitability. Although we have successfully implemented certain of our initiatives, if we are unable to effectively implement the remaining initiatives, we may need to reduce or discontinue offering certain services, which may materially adversely affect our business. In addition, our inability to effectively implement our strategic initiatives could prevent us from returning to profitability. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” for a further discussion regarding the importance of the implementation of our strategic initiatives.

We depend on a limited number of clients for a significant portion of our clearing revenues.

Our ten largest current clients accounted for approximately 30.7% of our total net revenues for the year ended December 31, 2011, while no client accounted for more than 8.7% of net revenues. The loss of even a small number of these clients at any one time could cause our revenues to significantly decline. As previously announced, the departure of one of our largest clients during the third quarter of 2011 significantly impacted overall revenues, though the client’s departure was offset in part by reduced costs and capital requirements associated with that business. We hope to be able to replace a substantial portion of that revenue from new correspondents we have signed. Our clearing contracts generally have an initial term of two years, and allow the correspondent to cancel our services upon providing us with 60 days of notice, in most cases after the expiration of the fixed term. Many of our futures clearing contracts with correspondents may be terminated with a 30-day notice. Our clearing contracts with correspondents can also terminate automatically if we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. In past periods, we have experienced temporary declines in our revenues when large clients have switched to other service providers. There can be no assurance that our largest clients will continue to use our products and services.

Our clearing operations could expose us to legal liability for errors in performing clearing functions and improper activities of our correspondents.

Any intentional failure or negligence in properly performing our clearing functions or any mishandling of funds and securities held by us on behalf of our correspondents and their customers could lead to censures, fines or other sanctions by applicable authorities as well as actions in tort brought by parties who are financially harmed by those failures or mishandlings. Any litigation that arises as a result of our clearing operations could harm our reputation and cause us to incur substantial expenses associated with litigation and damage awards that could exceed our liability insurance by unknown but significant amounts. In the normal course of business, we purchase and sell securities as both principal and agent. If another party to the transaction fails to fulfill its contractual obligations, or if important counterparties elect not to do business with us, we may incur a loss if the market value of the security is different from the contract amount of the transaction.

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

Our provision of sponsored and direct market access could expose us to legal liabilities for trading activity by third parties

We provide sponsored access to certain entities, which allows those entities to submit trades to certain exchanges through our market participant identification (“MPID”). We are responsible for any trades submitted by those entities that use our MPID. In addition, we provide certain of our correspondents with direct market access to various exchanges. Recently, the SEC and certain domestic and foreign SROs have increased scrutiny and enacted stringent regulation of sponsored and direct market access providers. If we cannot or do not adequately assess and successfully control the risks involved with all of the trading activities of our correspondents, we may be unable to protect ourselves from those risks. Though we have indemnification provisions in our contracts with each of those entities, given the increased regulatory scrutiny in this area, these indemnification provisions may not adequately protect us from liabilities incurred due to our provision of these services. We will be required to follow such regulations as soon as they become effective, which may limit or eliminate our provision of these services and could adversely affect our revenues and profitability. Even if we are able to continue to offer this service, we may have to incur substantial costs related to implementation of risk controls with low latency to comply with new regulations.

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

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. While they are not linearly connected, if short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Recent decreases in short-term interest rates have contributed to a decrease in our profitability and will continue to do so while lower rates continue to be in effect. Assuming customer balances consistent with the current mix, we estimate that a 25 basis point change in the federal funds rate would affect our pre-tax income by approximately $1.0 million per quarter.

Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Federal Reserve usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in the gross spread we earn. This is most significant when the federal funds rate is on the lower end of its historical range, as it is today. This low interest rate environment is expected to continue at least through 2014. Interest rates in Canada and the U.K. are also subject to fluctuations based on governmental policies and economic factors and these fluctuations could also affect the profitability of our margin lending operations in these markets.

Our margin lending business subjects us to credit risks and if we are unable to liquidate an investor’s securities when the margin collateral becomes insufficient, the profitability of our business may suffer.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. As of December 31, 2011, our receivables from customers and correspondents were $1.1 billion, which predominantly reflected margin loans. The Company generally recognizes interest income on an accrual basis as it is earned. At December 31, 2011 and 2010, the Company had approximately $8.5 million and $97.4 million in net receivables, respectively, primarily from customers and correspondents that were substantially collateralized and/or reserved, for which interest income was being recorded only when received. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our house policies with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons, including:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	an order to stop transfer by the issuer of securities may be issued with regard to pledged securities.

In the U.S., our margin lending is subject to the margin rules of the Federal Reserve, NYSE and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customer’s equity in the account is at least 25% of the value of the securities in the account. Until we wind up our operations in the U.K. and sell our Canadian subsidiary, we are also subject to rules and regulations in those countries with regard to our margin lending activities in those markets. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses than otherwise permitted by the margin rules described above based on an exemption for correspondents that purchase a class of preferred stock of PFSI. In addition, for our portfolio margining accounts, we are able to extend substantially more credit than permitted by the margin rules described above to approved customers pursuant to a risk formula adopted by the SEC. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondent and customer accounts.

We rely, in part, on third parties to provide and support the software and systems we use to provide our services. Any interruption or cessation of service by these third parties could harm our business.

We have contracted with SunGard Data Systems and, more recently, Broadridge to provide a major portion of the software and systems necessary for our execution and clearing services.

We converted our securities clearing correspondents to Broadridge’s systems in 2011 and the first quarter of 2012. SunGard continues to provide software systems for our futures execution and clearing services. We rely on SunGard, Broadridge and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. Now that we have converted our U.S. securities operations to Broadridge’s systems, we expect to be able to rely on Broadridge to be able to provide similar future product developments for our U.S. securities operations. See “Business — Strategic Acquisitions” for a description of the Broadridge transaction. For example, we expect to be able to continue to increase our U.S. trade volume if our business grows in the future. If in the future, however, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to redesign our proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis or to allocate sufficient capacity to meet our trading volume requirements could harm relationships with our clients and our ability to achieve our projected level of growth.

Our transition of certain support services to Ridge and Broadridge may involve unforeseen delays, costs or technological complications. If we are unable to transition our services efficiently to Broadridge, we may experience interruptions or difficulties with respect to the services Broadridge is expected to provide.

We have now converted our PFSC and our U.S. securities correspondents to Broadridge, who serves as our provider of certain software and systems necessary for our execution and clearing services. See “Business — Strategic Acquisitions” for a description of the Broadridge transaction. We completed the conversion of our Canadian operations to Broadridge in February, 2011 and our U.S. operations in 2011 and the first quarter of 2012. There can be no guarantees that we will not experience additional issues with respect to processing delays, hardware and software outages, or other service issues with Broadridge than we experience with our current providers. Any additional processing delays or issues we experience could impair our ability to provide services to our clients, which could impact our growth and cause significant financial loss.

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

We seek to control our risk exposure through a risk management framework that is designed to monitor, identify and measure the types of risk we face. While our management believes that our risk management framework effectively evaluates and manages the financial, operational, market, credit and other risks we face, risk management tools, no matter how well designed, have inherent limitations, which could cause them to be ineffective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults or fraud. Unexpectedly large or rapid movements or disruptions in one or more markets may cause adverse changes in securities values, decreases in liquidity and trading positions and increased volatility, all of which could increase our risk exposure to our customers and to other third parties. In addition, while we monitor every customer account that is less than fully collateralized with liquid securities daily, our risk controls may not be able to protect us from substantial losses in those accounts. If our risk management tools are unable to control our risk exposure, we may suffer material losses or suffer other adverse consequences that could impair our ability to continue our operations. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of losses we incurred due in part to illiquid collateral underlying margin loans we extended.

We may be subject to material litigation proceedings that could cause us significant reputational harm and financial loss.

We are subject from time-to-time to legal claims or regulatory matters involving stockholder, customer, and other issues on a global basis, based on our activity or the activity of our correspondents. As described in “Item 3. Legal Proceedings,” we are currently engaged in a number of litigation matters. These matters include our involvement in a bankruptcy proceeding concerning Sentinel Management Group, Inc. (“Sentinel”), which is described in detail in Item 3. The bankruptcy trustee in this matter is seeking the return of pre- and post-bankruptcy petition transfers made to Penson Futures and Penson Financial Futures, Inc. (“PFFI”), a subsidiary of PWI, to which we have objected. We intend to vigorously defend this position, but we are not able to predict the outcome of this dispute at this time. In the event that Penson Futures and PFFI are obligated to return a substantial portion of previously distributed funds to the Sentinel estate, it could have a material adverse effect on our operating results for the period in which the payment is made. In addition, we are currently involved in a matter regarding Nexa’s use of certain intellectual property rights. An unfavorable outcome in that matter may require us to terminate use of certain intellectual property we currently employ, or to license such intellectual property at a high cost. Further, as described in Item 3, the Company is involved purported shareholder class action litigation and derivative litigation. The Plaintiffs in those matters contend that the Company and/or certain officer or directors concealed from investors $96-97 million in receivables that were partly collateralized by illiquid securities (“Nonaccrual Receivables”), and they take issue with the Company’s accounting treatment of those receivables, among other things. These events have led to increased regulatory scrutiny of our operations and margin lending. We intend to vigorously defend our position, but we are not able to predict the outcome of this dispute at this time. As is not atypical in these situations, these events have led to increased regulatory scrutiny of our operations by our regulators, including FINRA and the SEC, as described in Item 3. — “Legal Proceedings.”

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

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process securities and futures orders through a variety of electronic media. Our principal computer equipment and software systems, including backup systems, are maintained at various locations in Texas, Chicago, Boston, New Jersey, Minnesota, Toronto, Montreal and London. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons, including:

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

If our operational systems and infrastructure fail to keep pace with the operational requirements of our customers, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.

The global securities and futures industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. We believe that the current and anticipated future needs of our customers will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate changing customer requirements. In addition, we cannot assure you that we will be able to accurately predict the timing or rate of these changes or expand and upgrade our systems and infrastructure on a timely basis.

In addition, the scope of procedures for assuring compliance with applicable rules and regulations has recently become increasingly stringent. We have implemented and continue to implement formal compliance procedures to respond to these changes and the impact on our operations. Our future operating results will depend on our ability:

•	to improve our systems for operations, financial controls, and communication and information management;

•	to refine our compliance procedures and enhance our compliance oversight; and

•	to recruit, train, manage and retain our employees.

The change in our customers’ operational requirements has required and will continue to require increased investments in management personnel and systems, financial systems and controls and office facilities. In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels. We cannot assure you that we will be able to manage or continue to manage the change in our customers’ operational requirements successfully. If we fail to do so, we may experience operating inefficiencies, dissatisfaction among our client base and lost revenue opportunities.

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

We are also subject to the risk that one or more of our correspondents may be acquired by a firm which is already self clearing, or clears through another broker-dealer. Our largest correspondent, thinkorswim, was acquired by TD Ameritrade in 2009 and in August, 2011, TD Ameritrade, Inc., f/k/a thinkorswim, Inc., deconverted a substantial portion of its accounts to its own systems.

Our ability to sell our services and grow our business could be significantly impaired if we lose the services of key personnel.

Our business is highly dependent on a small number of key executive officers. We have entered into compensation agreements with various personnel, but we do not have employment agreements with most of our employees. The loss of the services of the key personnel or the inability to identify, hire, train and retain other qualified personnel in the future could harm our business. Competition for key personnel and other highly qualified technical and managerial personnel in the securities and futures processing infrastructure industry is intense, and there is no assurance that we would be able to recruit management personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

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

As of December 31, 2011 we had $7.0 million outstanding under our Amended and Restated Credit Facility. We currently have loans of approximately $.3 million outstanding under this facility. While our broker-dealer subsidiaries continue to have access to capital to finance day-to-day operations through separate secured facilities, the relatively limited current availability under this facility could adversely affect us if we have an unanticipated need for additional capital and cannot obtain capital, or can only obtain capital on terms that are not favorable to us, from other sources when such funds are required. While we believe that we may be able to find alternative sources of capital should we need to raise additional funds, we cannot guarantee that we will be able to do so or that we will be able to do so on terms that are sufficiently favorable or in a timely manner.

Our ability to settle transactions often depends on the availability of credit from our intraday and overnight lenders

As of December 31, 2011, we had uncommitted lines of credit with six financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents, and one committed line of credit that permits us to borrow up to $1.5 million. Four of the uncommitted lines of credit permitted us to borrow up to an aggregate of approximately $269.2 million while two lines had no stated limit. Our lenders have recently eliminated our ability to borrow unsecured funds, although such recent limitations have not materially adversely affected our ability to service our clients’ business. While we believe we have sufficient resources to address intraday and overnight borrowing needs, if we are not able to obtain sufficient credit, our ability to settle our customer transactions could be impaired, which would materially adversely affect our business operations.

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

In addition, the Amended and Restated Credit Facility contains covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our Amended and Restated Credit Facility and certain other outstanding debt instruments also require that PFSI maintain net regulatory capital of at least 5.5% of its aggregate debt balances. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. A breach of any of these covenants could result in a default under the Amended and Restated Credit Facility, the Notes and other outstanding debt instruments.

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

As a financial services provider, our business is sensitive to conditions in the global financial markets and economic conditions generally, as well as to the soundness of particular financial services institutions with which we transact business. Among other things, national and international markets have continued through 2011 to suffer significant turmoil initially caused by a sharp downturn in markets for mortgage-related securities and non-investment grade debt securities and loans and more recently by sovereign debt problems in the European Union. Several large financial institutions including, without limitation, commercial banks, insurance companies, and brokerage firms, have either filed for bankruptcy or been the subject of governmental intervention in the form of loans, equity infusions or direct government ownership in receivership. Others have been sold in whole or in part to third parties. Financial services institutions that deal with each other are often interrelated as a result of trading, clearing, counterparty, or other relationships and difficulties in one country or financial market can adversely impact other countries or markets. As a result, a default or failure by, or even concerns about the stability or liquidity of, one or more financial services institutions could lead to significant market-wide liquidity problems, or losses or defaults by other institutions, including us. In addition, our operations may suffer to the extent that ongoing market volatility causes individuals and institutional traders and other market participants to curtail or forego trading activities, which could adversely affect our operations and financial conditions.

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

Our quarterly revenue and operating results are subject to significant fluctuations.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a number of factors, including:

•	changes in the proportion of clearing operations revenues and interest income;

•	the lengthy sales and integration cycle with new correspondents;

•	the gain or loss of business from a correspondent;

•	our ability to obtain financing at favorable rates;

•	changes in per-transaction clearing fees;

•	changes in bad debt expense from margin lending as compared to historical levels;

•

changes in the rates we charge for margin loans, changes in the rates we pay for cash deposits we hold on behalf of our correspondents and their customers and changes in the rates at which we can invest such cash deposits;

•	changes in the market price of securities and our ability to manage related risks;

•	fluctuations in overall market trading volume;

•	the relative success and/or failure of third party clearing competitors, many of which have increasingly larger resources than we have as a result of recent consolidation in our industry;

•	the relative success and/or failure of third party technology competitors including, without limitation, competitors to our Nexa business;

•	our ability to manage personnel, overhead and other expenses;

•	Announcements and commencements of regulatory and legal proceedings; and

•	the amount and timing of capital expenditures.

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

On May 6, 2010, the Dow Jones Industrial Average plunged over 900 points and then rapidly rebounded. This “Flash Crash” caused many investors and traders to reduce their trading activity in equity markets, or to suspend all trading activity. In addition, extreme market volatility during certain periods of 2011, including August, 2011, led to decreased overall trading activity. Any further market disruptions that cause investors and traders to reduce trading activity could lead to significantly reduced trading volumes, which could adversely affect our revenue and profitability.

Any funds we expect to receive from our planned disposition of certain foreign assets may be lengthy and subject to foreign currency fluctuations.

As part of our strategic initiatives, we have announced our intention to dispose of certain of our foreign assets. We may be unable to arrange for the sale of these assets on terms we believe to be acceptable for some time. Even if we are to quickly sell our foreign assets, we may experience significant currency fluctuations that may reduce the benefit we see. Also, we may have difficulty bringing the funds received from the sale to the U.S. due to foreign laws and regulations. Any delay in obtaining the anticipated funds could materially adversely affect our available funds and our ability to finance our operations.

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

While we continue to operate clearing and related businesses in the U.K. and Canada, and execute transactions in global markets, we remain subject to significant additional foreign regulations. These non-U.S. businesses are also heavily regulated. To the extent that different regulatory regimes impose inconsistent or iterative requirements on the conduct of our business, we will face complexity and additional costs in our compliance efforts. In addition, as we expand into new non-U.S. markets with which we may have relatively less experience, there is a risk that our lack of familiarity with the regulations impacting such markets may affect our performance and results.

The regulatory environment in which we operate has experienced significantly increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The legislative and regulatory environment in which we operate has undergone significant change in the past and will likely undergo further change in the future. The CFTC, SEC, NYSE, FINRA, NFA, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business. Certain regulatory authorities have been more likely in recent years to commence enforcement actions against companies in our industry and penalties and fines sought by certain regulatory authorities have increased substantially in recent years. Periodic reviews by our regulators have not historically led to material operational restrictions, however, our regulators are currently reviewing our operations and if our regulators believe that it is necessary to apply additional restrictions on our operations, it could materially adversely affect our business.

In addition, because our industry is heavily regulated, in our regulatory environment approval is required prior to any material expansion of our business activities. Regulatory scrutiny has recently significantly increased, in part as a result of (i) general regulatory trends in the industry, (ii) regulatory responses to the recent bankruptcy filing of MF Global Holdings (as discussed below), and (iii) consideration by regulators of our operations, and we therefore may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

Recent developments in the futures industry may lead to increased regulatory scrutiny and lower trading volumes.

The recent bankruptcy filing of MF Global Holdings, Ltd. has led to increased regulatory scrutiny and decreased customer confidence in the U.S. futures industry. Any additional regulatory restrictions enacted in response to these developments could be costly or we may be unable to comply. Reduced customer confidence in the futures industry may lead to significantly decreased trading volume. If that were to occur, our revenue from our futures operations could be materially reduced.

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

While our subsidiaries continue to operate outside of the U.S., we are subject to other regulatory capital requirements. Our U.K. subsidiary is subject to capital adequacy rules that require our subsidiary to maintain stockholders’ equity and qualifying subordinated loans at specified minimum levels. If we fail to maintain the required regulatory capital, we may be subject to fine, suspension or revocation of our license with the FSA. If our license is suspended or revoked or if the capital adequacy requirements are changed or expanded, we may be required to discontinue our U.K. operations, which could result in diminished revenues or materially adversely affect our strategic initiatives with respect to PFSL.

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

In addition, some of the investments we make in our business may impact our regulatory capital. We have made large investments into Nexa. Investments in non-regulated subsidiaries and increases in illiquid assets, including unsecured customer accounts decrease the capital available for our regulated subsidiaries. If we experience increased levels of unsecured and partially secured accounts in the future, we could suffer significant financial loss.

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

At the date of this report, our executive officers, directors and 5% stockholders beneficially own, in the aggregate, approximately 49.3% of our outstanding common stock. As a result, these stockholders may have the ability to control all fundamental matters affecting us, including the election of the majority of the board of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in our control even if beneficial to stockholders. The interests of these stockholders with respect to such matters could conflict with the interests of public stockholders.

The price of our common stock may be volatile.

Since the completion of our initial public offering in May 2006, the price at which our common stock has traded has been subject to significant fluctuation. The price of our common stock may continue to be volatile in the future and could be subject to wide fluctuations in response to:

•	reductions in market prices or volume;

•	changes in securities or other government regulations;

•	quarterly variations in operating results;

•	Credit risk of investors in our margin lending business;

•	our technological capabilities to accommodate any future growth in our operations or clients;

•	announcements of technological innovations, new products, services, significant contracts, acquisitions or joint ventures by us or our competitors;

•	issuance and sales of our securities in financing transactions; and

•	changes in financial estimates and recommendations by securities analysts or our failure to meet or exceed analyst estimates.

As a result, shareholders may be unable to sell their stock at or above the price they paid for it. In addition, during the fourth quarter of 2011, our stock closed below $1.00 for the first time. If our stock were to trade below $1.00 for an extended period, we could be subject to de-listing by NASDAQ. If our stock were de-listed, liquidity in our stock could be substantially lowered, which may cause our stockholders to have more difficulty buying and selling our stock.

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

At the beginning of July, 2011, the Company received a comment letter from the staff of the Securities and Exchange Commission Division of Corporation Finance with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended March 31, 2011. The Company has exchanged correspondence with the SEC regarding the matters raised in their comment letter and in subsequent communications, and the SEC has provided additional comments with respect to the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011. In its filings during 2011 the Company has adopted various suggestions made by the SEC, but a number of the comments raised by the SEC remain the subject of on- going discussions between the Company and the SEC. The comments of the SEC relate primarily to goodwill valuations and methodologies for the determination of collectability of certain receivables. The Company is in the process of providing additional background information to the SEC with respect to its analysis and the factors that underlie the determinations concerning these matters, as reflected in its financial statements.

Item 2.	Properties

Description of property

Our headquarters are located in Dallas, Texas, under a lease that expires in June 2016. This lease covers approximately 94,690 square feet at our headquarters, and our fixed rent is approximately $134,000 per month. We have one five-year option to extend the lease at the prevailing market rate. We sublease approximately 18,000 square feet of this space to SAMCO Holdings. In addition, our Canadian subsidiary leases approximately 42,420 square feet in Montreal and Toronto. We also lease additional office space at locations in California, Illinois, New York, Minnesota, Wisconsin, Texas, London and other locations to support our operations. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

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

On February 23, 2011, the federal district court held a continued status hearing, during which Penson Futures, PFFI and the Sentinel Trustee agreed that coordinated discovery with respect to the Sentinel suits against the Company and other FCMs was still proceeding. On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to add and amend claims against PFFI. No trial date has been set.

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. The FCM filed its response in August, 2011 and the Sentinel Trustee filed his reply brief in November 2011. On December 15, 2011, the National Futures Association filed an amicus curie brief in opposition to the Sentinel Trustee’s summary motion and on January 11, 2012, the Commodities Futures Trading Commission filed an amicus curie brief in opposition to the Sentinel Trustee’s summary judgment motion. There is no date set for the resolution of that motion.

On January 13, 2012, four FCMs whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI filed motions for summary judgment with respect to the Sentinel Trustee’s claims seeking recovery of pre-bankruptcy petition transfers that may implicate the claims brought by the Sentinel Trustee by which the Trustee is seeking recovery from the Company of $14.4 million of pre-bankruptcy transfers. The federal district court has set April 13, 2012 as the deadline for the Sentinel Trustee to respond to the FCMs summary judgment motions. There is no date set for the resolution of that motion.

On February 21, 2012, the Sentinel Trustee filed a motion to set a trial date with respect to its suit against one FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI. At a hearing held on February 28, 2012, the federal district court judge set the trial for that case to commence on August 13, 2012.

On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to amend claims against Penson Futures and PFFI. On February 28, 2012, the federal district court entered an order authorizing the Sentinel Trustee to file the amended complaint and on March 7, 2012, the Sentinel Trustee filed his Second Amended Complaint. No trial date has been set with respect to the Trustee’s suit against Penson Futures and PFFI.

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

Purported Class Action and Derivative Litigation Matters

On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contends, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96-97 million in receivables of which approximately $43 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. These events have led to increased regulatory scrutiny of our operations and margin lending. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company filed a Motion to Dismiss on March 2, 2012 and intends to vigorously defend itself against these claims.

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

In response to these actions, Penson has retained experienced securities litigation counsel to vigorously represent it and its officers and directors. Management cannot currently estimate a range of reasonably possible loss. As is not atypical in these situations, this litigation has encouraged increased regulatory scrutiny of our operations by our regulators, including FINRA and the SEC.

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

The United States Court of Appeals for the Federal Circuit issued an order mandating the transfer of the case to the Southern District of New York. The trial before the New York District Court is scheduled for November 26, 2012. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided. Management cannot currently estimate a range of reasonably possible loss.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The common stock of the Company has been traded on the NASDAQ Global Select Market under the symbol PNSN since the Company’s initial public offering on May 16, 2006. Prior to that time there was no public market for the Company’s common stock or other securities.

The following table sets forth the high and low closing sales prices of our common stock, for the periods indicated.

	Price Range
	High	Low
2011
Quarter ended March 31, 2011	$6.72	$4.64
Quarter ended June 30, 2011	$7.30	$3.06
Quarter ended September 30, 2011	$3.58	$1.45
Quarter ended December 31, 2011	$1.49	$0.97
2010
Quarter ended March 31, 2010	$10.48	$7.87
Quarter ended June 30, 2010	$10.42	$5.64
Quarter ended September 30, 2010	$5.95	$4.56
Quarter ended December 31, 2010	$5.40	$4.53

Holders

No shares of the Company’s preferred stock are issued and outstanding. As of March 6, 2012, there were 45 holders of record of our common stock. By including persons holding shares in brokerage accounts under street names, however, we estimate our shareholder base to be approximately 3,387 as of March 6, 2012.

Dividend policy

We currently intend to retain any earnings to maintain, develop and expand our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our operating results, financial condition and regulatory capital requirements, the terms of then-existing indebtedness, general business conditions and other factors our Board of Directors deems relevant.

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

PWI’s purchases of its equity securities

The following table sets forth the repurchases we made during the three months ended December 31, 2011 for common shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

Period	Total Number of Shares Repurchased	Average Price Paid per Share
October	6,765	$1.45
November	2,359	1.19
December	6,473	1.16

Total	15,597	$1.29

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the fourth quarter of 2011. The maximum number of shares that could have been purchased under this plan for the months of October, November and December 2011 was 3,233,552, 3,940,042 and 4,041,940 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Recent sales of unregistered securities

None.

Stock Performance Graph

Cumulative Total Return to Stockholders

Penson Worldwide, Inc., NASDAQ Composite Index and NASDAQ Financial Stocks Index

% Return to Stockholders, December 31, 2006 to December 31, 2011

Total Return Performance

This comparison is based on a return assuming $100 invested December 31, 2006 in Penson Worldwide, Inc. Common Stock, the NASDAQ Composite Index and the NASDAQ Financial Stocks Index, assuming the reinvestment of all dividends.

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

The following table sets forth summary consolidated financial data for our company for the periods indicated below. The summary consolidated statements of operations data for the three years ended December 31, 2011 and the summary consolidated balance sheet data as of December 31, 2011 and 2010 has been derived from our audited consolidated financial statements included elsewhere in this document, and should be read in conjunction with the “Management’s discussion and analysis of financial condition and results of operations” section below and our consolidated financial statements and the accompanying notes included in this Annual Report on pages F-2 through F-53. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, all of which are set forth below, are based on the Company’s historical audited consolidated financial statements and the underlying accounting records.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated statement of operations data:
Net revenues	$217,332	$229,057	$230,520	$293,402	$305,012
Total expenses	450,463	249,488	206,679	264,563	281,703
Income (loss) from continuing operations before income taxes	(233,131)	(20,431)	23,841	28,839	23,309
Income tax expense (benefit)	(10,064)	(5,830)	9,645	10,497	9,747
Income (loss) from continuing operations	(223,067)	(14,601)	14,196	18,342	13,562
Income (loss) from discontinued operations, net of tax(1)	(2,443)	(5,246)	1,815	(7,686)	13,271

Net income (loss)	$(225,510)	$(19,847)	$16,011	$10,656	$26,833

Earnings (loss) per share — basic
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56	$0.73	$0.52
Earnings (loss) per share from discontinued operations	(0.09)	(0.19)	0.07	(0.31)	0.50

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63	$0.42	$1.02

Earnings (loss) per share — diluted
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56	$0.72	$0.51
Earnings (loss) per share from discontinued operations	(0.09)	(0.19)	0.07	(0.30)	0.49

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63	$0.42	$1.00

Weighted average shares outstanding — basic and diluted
Basic	28,168	27,034	25,373	25,217	26,232
Diluted	28,168	27,034	25,591	25,416	26,817

(1)	Income tax expense (benefit) from discontinued operations was $1,109, $(3,538), $179, $(4,504) and $5,378, respectively for years ended December 31, 2011 to December 31, 2007

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents (2)	$72,226	$138,614	$48,643	$38,825	$120,923
Total assets	6,197,406	10,319,473	7,294,293	5,541,519	7,911,161
Notes payable	271,302	259,729	132,769	75,000	55,000
Total stockholders’ equity	75,585	300,921	298,902	264,467	265,428

(2)	Includes cash and cash equivalents in assets held for sale

See discussions regarding goodwill and intangible asset impairment, write down of Nonaccrual Receivables, establishment of deferred tax asset valuation allowance and the disposition of PFSA in Notes 2, 8, 20 and 27, respectively, to our consolidated financial statements. Each of these items impact the comparability of the 2011 Selected Financial Data presented above to the previous years presented.

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

Recent Developments

The Company announced on March 13, 2012 that it had agreed principal terms for a proposed debt exchange offer relating to the Company’s 12.5% senior second lien secured notes due 2017 (the “Senior Secured Notes”), unsecured 8% senior convertible notes due 2014 (the “Convertible Notes”) and Broadridge Financial Solutions, Inc. (“Broadridge”) subordinated unsecured note due June 25, 2015 (the “Ridge Seller Note”). Under the terms of the proposed exchange (the “Restructuring”) the Company would exchange an aggregate of $281 million of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities. The proposed transactions are subject to approval and acceptance of debt holders, among other parties.

In connection with the proposed Restructuring, the Company and certain of its wholly owned subsidiaries have entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of its Senior Secured Notes, (ii) the holders of over 70% of Convertible Notes, and (iii) Broadridge (such holders collectively, the “Exchanging Holders” and each such holder a “Noteholder”) ”), pursuant to which such holders have agreed to support the Restructuring, subject to certain terms, conditions and termination events. Among other things, the Restructuring Support Agreement provides that:

•

The existing $200 million of outstanding Senior Secured Notes would be exchanged for a combination of (A) $100 million in aggregate principal amount of 12.5% first lien senior secured notes (payable in kind) (the “New Senior Secured Notes”) and (B) $100 million aggregate liquidation preference of newly issued Series A preferred stock (the “Series A Senior Preferred Stock”).

The New Senior Secured Notes will mature on April 1, 2017. The Series A Senior Preferred Stock will have a 12.5% cumulative dividend accruing semi-annually (payable in kind) and a senior liquidation preference, due for redemption on the fifth anniversary of the consummation of the Restructuring. The Series A Senior Preferred Stock shall not be convertible into shares of the Company’s common stock.

•

The existing $60 million of outstanding Convertible Notes would be exchanged for a combination of (A) $5 million in aggregate principal amount of New Senior Secured Notes, (B) $20 million aggregate liquidation preference of Series A Senior Preferred Stock, (C) $35 million aggregate liquidation preference of newly issued Series B preferred stock (the “Series B Preferred Stock”) and (D) newly issued shares of common stock of the Company which will represent 51.6% of the outstanding shares of common stock of the Company upon consummation of the Restructuring. The Series B Preferred Stock will have a 12.5% cumulative dividend accruing semi-annually (payable in kind) and a perpetual junior liquidating preference to the Series A Senior Preferred Stock. The Series B Preferred Stock shall not be convertible into shares of the Company’s common stock.

•

The existing Ridge Seller Note would be exchanged for newly issued shares of common stock of the Company which will represent 9.9% of the outstanding shares of common stock of the Company upon consummation of the Restructuring.

In addition, the Company and Broadridge have agreed to modify certain agreements relating to the master Services Agreement between Broadridge and the Company and related schedules.

Following completion of the Restructuring, the Company will have seven authorized directors. Until the Series A Senior Preferred Stock has been redeemed in full, (i) holders of the Series A Senior Preferred Stock will be entitled to elect up to four directors, (ii) holders of the Series B Preferred Stock will be entitled to elect one director and (iii) holders of common stock will be entitled to elect two directors, voting together with the Series A Senior Preferred Stock, which preferred stock will control such vote, with one such director being the Company’s Chief Executive Officer. After the Series A Senior Preferred Stock has been redeemed in full, then, until the Series B Preferred Stock has been redeemed in full, holders of the Series B Preferred Stock will be entitled to elect up to four directors and holders of common stock will be entitled to elect three directors.

Under the Restructuring Agreement, the Exchanging Holders have agreed to support the Restructuring, subject to the satisfaction of various conditions. Among other things, the Restructuring is conditioned upon:

•	The execution of mutually acceptable definitive agreements covering the terms of the Restructuring;

•	The acceptance of the terms of the Restructuring by the holders of at least 95% of the Senior Secured Notes and at least 95% of the Convertible Notes;

•	Making all appropriate filings with, and receipt of applicable approvals from FINRA;

•	Receipt of any required waivers and approvals from NASDAQ in connection with the consummation of the Restructuring; and

•	The approval of all other applicable governmental and regulatory authorities.

A copy of the form of Restructuring Support Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012.

The New Senior Secured Notes, the Series A Senior Preferred Stock, the Series B Preferred Stock, the common stock and the proposed exchange offer have not been registered under the Securities Act of 1933, or any applicable state securities laws and may not be offered, sold or exchanged in the United States, absent registration or an applicable exemption from such registration requirements.

Results of continuing operations

The following discussion and analysis of the Company’s results of continuing operations exclude the results of PFSC, PFSL and PFSA. These businesses are segregated from continuing operations and included in discontinued operations for all periods presented. See section entitled “Results of discontinued operations” following this section and Note 27 to our consolidated financial statements for a discussion of our discontinued operations.

Market and Economic Conditions in 2011

Much of the economic uncertainty of 2008-2010 continued to have an effect on the securities and credit markets in 2011.

•

The Federal Reserve maintained its low interest rate policy, setting the targeted federal funds rate at 0.25%. In 2008, the targeted federal funds rate fell from an average of 3.22% in the first quarter to an average of 1.06% in the fourth quarter, averaging 2.09% for the year. Since then, it has remained at 0.25%. The Federal Reserve announced its intentions to keep interest rates at these historically low levels through 2014.

•

After rising 11% from year end 2010, to a first half high of 12,810 in April 2011, the Dow Jones Industrial Average fell 17%, to the year’s low of 10,655 in October 2011, primarily due to fears about European fiscal stability, and then rebounded 15%, to end the year at 12,217, up 6%.

•

Average daily volume in equities in the U.S. fell 8% during 2011, to 7.8 billion shares, from 8.5 billion shares in 2010, largely due to fears about European fiscal stability combined with the extreme volatility in the third quarter. Equity average daily volumes in December 2011 were 6.4 billion, the lowest monthly level the last four years.

•

The quarterly average of the Chicago Board Options Exchange Volatility Index (“VIX”), a popular measure of implied stock market volatility, jumped 75% from the second to the third quarter, after having fallen four quarters in a row. The third quarter average of 30.6 was the highest since the second quarter of 2009.

•

Short interest activity continued to decline. The average number of shares sold short among New York Stock Exchange listed companies fell 2.6%, to 13.7 billion in 2011, from 14.1 billion in 2010, which was down 2.8% from 2009.

•

Margin debt continued to rebound. Aggregate debits in securities margin accounts of New York Stock Exchange member organizations increased 18%, to an average of $293.1 billion in 2011, from $249.6 billion in 2010, which was up 24% from 2009.

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

•

Average daily volume in equities in the U.S. fell 5% during 2010, to 8.1 billion shares, from 8.5 billion shares in 2009, largely due to the aftermath of the May 6, 2010 “Flash Crash.” This event caused the Dow Jones Industrial Average to plunge over 900 points and then rapidly rebound. From that day through August 2010, investors withdrew nearly $57 billion from U.S. stock mutual funds, the most during any four-month period since 2008, according to the Investment Company Institute. Third quarter 2010 average daily trading volumes declined 27% as compared to the second quarter 2010 and 19% relative to the third quarter of 2009.

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

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 255 active securities clearing correspondents and 68 futures clearing correspondents as of December 31, 2011. Our net revenues were approximately $217.3 million in 2011, $229.1 million in 2010 and $230.5 million in 2009, and consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2011 focal points

•	We converted substantially all of our domestic non-futures correspondent business to Broadridge’s systems in the fourth quarter, 2011, converting the remainder during the first quarter of 2012.

•	We recorded a bad debt charge of $43.0 million related to our Nonaccrual Receivables in the second quarter of 2011.

•	We completed the sale of PFSA to BNY Mellon Company for a purchase price of approximately $33.2 million.

•

During the fourth quarter, we paid down approximately $18 million on our senior credit facility, leaving approximately $7.0 million outstanding as of December 31, 2011, and subsequently have reduced the outstanding balance to approximately $.3 million.

•	We committed to the sale of our PFSC subsidiary.

•	We committed to the sale of the assets and ceasing the operations of our PFSL subsidiary.

•	We recorded a goodwill and intangible asset impairment charge of $137.7 million, including $.3 million included in discontinued operations associated with our PFSL subsidiary.

•	We recorded a valuation allowance of approximately $77.2 million as a result of management’s conclusion that it was more likely than not that the Company’s deferred tax assets would not be utilized.

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35.2 million. The acquisition date fair value of consideration transferred was $31.9 million, consisting of 2.5 million shares of PWI common stock with a fair value of $14.6 million (based on our closing share price of $5.95 on that date) and a $20.6 million five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17.3 million on that date (see Note 14 to our consolidated financial statements for a description of the Ridge Seller Note discount), payable by the Company with all accrued interest at maturity bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.

The Company recorded a liability of $4.1 million attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The Company and Broadridge are currently in discussions to finalize the applicable adjustments and have reached a broad agreement. We have reflected below our expectation of the eventual adjustments, though these have not yet been finalized or implemented formally. The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). As of December 31, 2010 all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $.3 million, which is included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. As of December 31, 2011 a calculation was performed to determine the annualized revenues, based on a six-month review period, for each such Non-revenue Correspondent (“Non-revenue Correspondent Revenues”). This calculation resulted in a reduction in the contingent consideration liability of approximately $.1 million. Additionally, the liability was reduced by approximately $1.3 million for other items such as client concessions, departing correspondents and additional business as negotiated by both parties. The overall reduction to the liability of approximately $1.4 million is included in other expenses in the consolidated statement of operations for the year ended December 31, 2011. As of December 31, 2011 the total amount of contingent consideration totaled $3.0 million.

The Company recorded goodwill of $15.9 million, intangibles of $20.1 million and a discount on the Ridge Seller Note of $3.3 million. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4.1 million initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of approximately $5.3 million with $3.7 million and $1.6 million, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26.4 million and net income of approximately $1.5 million from Ridge were included in the consolidated statement of operations as of the date of the acquisition for the year ended December 31, 2010. The Company estimates that net revenues would have been $312.9 million and $337.2 million for the years ended December 31, 2010 and 2009, respectively, and net income (loss) would have been $(19.0) million and $17.3 million for the years ended December 31, 2010 and 2009, respectively had the acquisition occurred as of January 1, 2009. As of December 31, 2011, based upon an impairment review by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the Ridge goodwill balance to zero. See Note 2 to our consolidated financial statements.

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

In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000 due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company was required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of approximately $9.2 million in the first quarter of 2011 The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

A payment of approximately $26.6 million was paid in connection with the first year earnout that ended May 31, 2008, approximately $25.5 million was paid in connection with the second year of the earnout that ended May 31, 2009 and approximately $9.3 million was paid in connection with the fourth year of the earnout that ended on May 31, 2011. Pursuant to the terms of a letter agreement with Schonfeld, at December 31, 2011, we had paid $2.0 million as result of the third year of the earnout ended May 31, 2010. The remaining $4.0 million liability as of December 31, 2011, is to be paid evenly over the eight month period commencing on January 1, 2012. We have not yet made the payment due March 1, 2012, due to a contractual dispute with one of the Schonfeld correspondents. We anticipate resolving the dispute in the near future. As of December 31, 2011 the Company recorded a goodwill impairment charge that reduced the Schonfeld goodwill balance to zero. See Note 2 to our consolidated financial statements.

Strategic Initiatives

We are continuing to advance our previously announced series of strategic initiatives designed to increase our regulatory and other capital positions, further reduce our operating expenses and sharpen our strategic focus. Since the beginning of the third quarter, the Company:

•	Completed the combination of the operations of Penson Futures and PFSI into one operating company;

•	Expanded the scope of our outsourcing agreement with Broadridge;

•	Deconverted certain TD Ameritrade, f/k/a thinkorswim accounts;

•	Completed the sale of PFSA;

•	Announced plans to sell certain of PFSL’s assets to third parties and close operations in an orderly manner;

•	Paid down approximately $18 million of the revolving credit facility and reduced commitments, and have subsequently reduced the outstanding balance to approximately $.3 million under this facility;

•	Began negotiations for the sale of PFSC;

•	Foreclosed upon certain Nonaccrual Receivables; and

•	Continued efforts to streamline the operations of PFSI.

For a more complete description of the effect of these initiatives on our operations, see “Liquidity and Capital Resources” below.

Combination of the operations of Penson Futures and PFSI into one operating company

On September 1, 2011, we announced the completion of the combination of our U.S. broker-dealer business and U.S. futures businesses. The businesses are now combined into a single entity. This combination facilitates more efficient use of both capital and infrastructure. By eliminating the need to maintain separate regulatory capital bases for the respective businesses we estimated that we enhanced our excess regulatory capital by approximately $25.1 million at the time of the combination. Since the date of the combination we have withdrawn approximately $18.5 million in order to finance operations for business outside of PFSI. We also expect to be able to achieve savings from synergies between the futures and broker dealer operations and estimate that we may be able to reduce costs by up to $2 million annually. We also anticipate that the combination of the futures and broker dealer operations will enhance the product offering for our customers.

Expansion of outsourcing to Broadridge

On October 13, 2011, we announced that the Company had entered into an amendment agreement with Broadridge, providing, among other things, for the expansion of various services subject to the master services agreement (MSA) with Broadridge and related country schedules (the MSA Schedules) for the United States and Canada. The amendment agreement sets a target for the Company to outsource $8 million worth of additional services by July, 2013. The amendment agreement also provides that the MSA Schedule related to the

Company’s United Kingdom subsidiary may be terminated without penalty. In connection with the signing of the amendment agreement, expansion of various services subject to the MSA, and to defray certain costs associated with the conversion by the Company to Broadridge’s technology platform, Broadridge made a payment to the Company of $7 million. In the event that the Company has not outsourced at least $7 million worth of additional services to Broadridge by July 1, 2013, a penalty (proportionate to the amount by which the expanded outsources services are less than $7 million) will be paid to Broadridge. As of December 31, 2011 management estimates it will be able to outsource approximately $6.2 million of additional services. The amendment agreement entered by the Company did not include the cost of inflation adjustment previously contemplated. As previously announced, the expansion of the services pursuant to the amendment agreement does not include an outsourcing of the Company’s data centers and the Company continues to work with Broadridge and third party vendors to investigate additional cost savings that may be achieved through streamlining data center functions.

Separately, the Company and Broadridge amended and restated the terms of the Ridge Seller Note, dated as of June 25, 2010, to provide for payment of interest by the Company at maturity rather than on a quarterly basis. The Ridge Seller Note is scheduled to mature in June 2015.

Conversion to BPS Platform

As we previously announced, the Company’s Canadian subsidiary completed its conversion to the Broadridge BPS technology platform. In October 2011, the Company’s United States subsidiary completed the first stage of its conversion to the BPS technology platform, completed a second conversion in December, 2011 and converted its remaining securities clearing correspondents during the first quarter of 2012. We believe that the outsourcing of services to Broadridge offers significant cost savings, product enhancements and strategic flexibility for the Company.

Streamlining operations

In addition to the expansion of outsourcing to Broadridge, the Company has been proceeding with its plans to further streamline its internal operations, which we anticipate could reduce costs by an additional $6 million annually.

Sale of PFSA

In November 2011, the Company completed the sale of its Australian subsidiary, PFSA, to BNY Mellon Group for a purchase price of approximately $33.2 million and recorded a gain on disposition of approximately $11.5 million, net of tax.

Sale of certain of PFSL’s assets and closure of operations

After exploring available alternatives for rationalizing the operations of the Company’s U.K. subsidiary, PFSL, the Company announced in December, 2011 that it had elected to pursue the sale of certain of the assets of PFSL to third parties and to commence the closure of the operations of PFSL. The Company anticipates that the closure of PFSL will result in annual savings to the Company of approximately $6 million. The Company anticipates that costs associated with the closure of PFSL will be approximately $2.7 million, offset by any gain on dispostion generated by sales of assets.

Liquidation of certain Nonaccrual Receivables

As discussed in Note 8 to our consolidated financial statements, the Company has commenced enforcement actions with respect to certain of its Nonaccrual Receivables. In particular, the Company determined that it was appropriate to foreclose on certain of the collateral securing certain of the Nonaccrual Receivables. Accordingly, on August 4, 2011, the Company foreclosed on 1,001 shares of its common stock at a price of $2.61 per share, the then current market price, totaling $2,612, which proceeds were applied to reduce the applicable Nonaccrual Receivable. Subsequently, on September 1, 2011 the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. The Company successfully entered a credit bid $40.2 million of Nonaccrual Receivables at the foreclosure auction reducing the outstanding Nonaccrual Receivables by an equal amount. The debtors subject to the various foreclosure sales remain liable for deficiency claims of approximately $56.9 million in respect of which the Company continues to hold certain collateral not subject to the September foreclosure actions. Subsequently, in February 2012 the Company conducted a further foreclosure auction of certain additional municipal bonds and successfully entered a credit bid of $8.0 million. We recognize that, despite the initial foreclosure actions, it may take significant time and investment of resources to execute upon a plan of liquidation of the assets acquired at the foreclosures. Given the illiquid nature of some of these assets, the Company is likely to be more heavily involved in restructurings of the investments than it would be typically. We believe it is necessary to do so in this case so that the Company may maximize the value received in connection with the ultimate realization on these investments. The various foreclosure and enforcement actions undertaken by the Company will not have a negative impact on the regulatory capital or liquidity of the Company or any of its operating subsidiaries.

Conversion Away of Certain TD Ameritrade, f/k/a thinkorswim, Accounts to TD Ameritrade

In August, 2011, TD Ameritrade, Inc., f/k/a thinkorswim, Inc., deconverted its accounts to its own systems resulting in an improvement in the excess regulatory capital position of PFSI due to the lower required commitment of capital to process this business.

Pay down the revolving credit facility

In December 2011 we repaid $18 million of the amount outstanding under our Amended and Restated Credit Agreement, which reduced the outstanding amount to approximately $7 million and has reduced our interest costs. We have recently further paid down this facility, and currently owe approximately $.3 million under the facility. Our goal is to ultimately repay this debt in full, which would eliminate approximately $2 million of interest expense annually assuming an outstanding balance of $25 million. See “Liquidity and Capital Resources — Capital Resources” for a description of the required pay down provisions of the Amended and Restated Credit Agreement.

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

Revenues from clearing and commission fees represented 48%, 48% and 44% of our total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net interest income represented 28%, 27% and 26% of our total net revenues for years ended December 31, 2011, 2010 and 2009, respectively.

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

Results of operations

The following table summarizes our operating results as a percentage of net revenues for each of the periods shown.

	Year Ended December 31
	2011	2010	2009
Revenues:
Clearing and commission fees	48%	48%	44%
Technology	10%	9%	10%
Interest, gross	38%	36%	40%
Other revenues	14%	16%	20%

Total revenues	110%	109%	114%

Interest expense from securities operations	10%	9%	14%

Net revenues	100%	100%	100%
Expenses:
Employee compensation and benefits	35%	40%	39%
Floor brokerage exchange and clearance fees	16%	14%	12%
Communications and data processing	28%	19%	13%
Occupancy and equipment	11%	10%	9%
Bad debt expense	23%	1%	—
Goodwill and intangible asset impairment	63%	—	—
Other expenses	12%	12%	12%
Interest expense on long-term debt	19%	13%	5%

Total expenses	207%	109%	90%

Income (loss) from continuing operations before income taxes	(107)%	(9)%	10%
Income tax expense (benefit)	(4)%	(3)%	4%

Income (loss) from continuing operations	(103)%	(6)%	6%

Comparison of the years ended December 31, 2011 and December 31, 2010

Overview

Results of continuing operations declined for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decline was primarily due to a goodwill and intangible asset impairment of $137.4 million, a $43.0 million write down to certain Nonaccrual Receivables, a $77.2 million provision to record a deferred tax asset valuation allowance, lower clearing and commission fees, lower net interest income, lower other revenues, higher floor brokerage, exchange and clearance fees, increased communications and data processing costs and higher interest expense on long-term debt, partially offset by higher technology revenues, lower employee compensation and benefits and lower other expenses. Loss from continuing operations increased $208.5 million for 2011 as compared to 2010.

Our U.S. operating subsidiaries experienced a decrease in pretax income (loss) of approximately $75.5 million due primarily to a $43.0 million write down to certain Nonaccrual Receivables in the second quarter, lower clearing and commission fees, lower net interest income, lower other revenues, higher communications and data processing, floor brokerage, exchange and clearance fees, occupancy and equipment and interest expense on long-term debt offset partially by higher technology revenue and lower employee compensation and benefits. The 2011 U.S. operating results were also impacted by the addition of the Ridge business that closed on June 25, 2010.

The above factors resulted in a larger loss from continuing operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Change Amount	% Change from Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$(6,394)	(5.8)
Technology	1,636	8.0
Interest:
Interest on asset based balances	3,665	5.3
Interest on conduit borrows	(4,263)	(39.9)
Money market	(88)	(3.1)

Interest, gross	(686)	(0.8)
Other revenue	(4,543)	(12.8)

Total revenues	(9,987)	(4.0)

Interest expense:
Interest expense on liability based balances	4,940	39.5
Interest on conduit loans	(3,202)	(44.3)

Interest expense from securities operations	1,738	8.8

Net revenues	(11,725)	(5.1)

Expenses:
Employee compensation and benefits	(16,570)	(17.9)
Floor brokerage, exchange and clearance fees	4,594	14.7
Communications and data processing	16,611	37.9
Occupancy and equipment	453	2.0
Bad debt expense	49,163	3,328.6
Goodwill and intangible asset impairment	137,421
Other expenses	(810)	(3.0)
Interest expense on long-term debt	10,113	32.8

	200,975	80.6

Net Revenues

Net revenues decreased $11.7 million, or 5.1%, to $217.3 million from the year ended December 31, 2010 to the year ended December 31, 2011. The decrease is primarily attributed to the following:

Clearing and commission fees decreased $6.4 million, or 5.8%, to $104.4 million during this same period. This decrease is primarily due to clearing and commission fees of $15.5 million for the first six months of 2011 related to the Ridge acquisition in June 2010, offset by a decrease of approximately $22.2 million in our existing

U.S. securities and futures businesses, of which approximately $2.5 million is related to the deconversion of thinkorswim. During this period we encountered lower equity and option volumes in the U.S. offset by a weaker mix. Our futures business benefited from higher commissions from execution business and a stronger mix.

Technology revenue increased $1.6 million, or 8.0% from the year ended December 31, 2010 to $22.1 million due to higher recurring revenues of $1.9 million offset by a reduction in development revenues of $.3 million.

Interest, gross decreased $.7 million or .8%, to $81.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. Interest revenues from customer balances increased $3.6 million or 5.0% to $75.1 million due to higher interest income on asset balances of approximately $3.7 million offset by a decrease of approximately $.1 million in money market revenues. The increase in our interest income on assets balances is attributable to an increase in our average daily interest earning assets of $.6 billion or 9.6% to $6.5 billion while our average daily interest rate decrease four basis points to 1.12%. The previously announced deconversion of thinkorswim resulted in approximately a $2.7 billion decrease in our average daily interest earning assets for the year ended December 31, 2011.

Interest from our stock conduit borrowing operations decreased $4.3 million or 39.9% during 2011 to $6.4 million, as a result of a decrease in our average daily interest rate of 65 basis points or 36.1% to 1.15% and a decrease in our average daily assets of approximately $36.5 million, or 6.2% to $556.9 million.

Other revenue decreased $4.5 million, or 12.8% from 2010 to $30.9 million primarily due to decreases in equity and foreign exchange trading of $3.8 million and approximately $3.1 million in our trade aggregation business offset by increased account servicing fees of approximately $1.9 million and increased execution services revenues of $.5 million.

Interest expense from securities operations increased $1.7 million, or 8.8%, to $21.5 million from the year ended December 31, 2010 to the year ended December 31, 2011. Interest expense from clearing operations increased approximately $4.9 million, or 39.5%, to $17.4 million due to an increase in our average daily balances on our short-term obligations of $.6 billion, or 9.6%, to $6.5 billion and a 6 basis point or 25.0% increase in our average daily interest rate to .30%. The previously announced deconversion of thinkorswim resulted in approximately a $2.7 billion decrease in our average daily balances for the year ended December 31, 2011.

Interest from our stock conduit loans for 2011 decreased $3.2 million, or 44.3% to $4.0 million due to a 49 basis point decrease, or 40.2% in our average daily interest rate to .73% and a $36.5 million, or 6.2% decrease in our average daily balances to $556.2 million.

Interest, net decreased from $62.5 million for the year ended December 31, 2010 to $60.1 million for the year ended December 31, 2011. This decrease was due to higher customer balances offset by lower conduit balances, a lower interest rate spread of 10 basis points on customer balances and 16 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $16.6 million, or 17.9%, to $75.9 million from the year ended December 31, 2010 to the year ended December 31, 2011, primarily due to lower compensation costs of approximately $9.3 million resulting from lower headcounts, lower severance costs of $2.9 million including a $1.1 million reversal of severance costs related to the outsourcing agreement with Broadridge taken in the second quarter of 2011 (see Note 19 to consolidated financial statements), lower stock-based compensation of approximately $1.8 million, lower incentive compensation of $1.3 million and approximately $1.3 million in lower stay pay costs. Employee count in the U.S. decreased 15.8% to 580 as of December 31, 2011.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $4.6 million, or 14.7%, to $35.8 million for the year ended December 31, 2011 from the year ended December 31, 2010, resulting in large part from the additional volumes from the Ridge acquisition in the first six months of 2011.

Communication and data processing

Total expenses for our communication and data processing requirements increased $16.6 million, or 37.9%, to $60.5 million from the year ended December 31, 2010 to the year ended December 31, 2011 primarily attributable to outsourcing costs associated with the Ridge acquisition and higher maintenance fees associated with our futures trade processing system.

Occupancy and equipment

Total expenses for occupancy and equipment increased $.5 million, or 2.0%, to $22.9 million from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to higher depreciation resulting from computer equipment and software associated with our conversion to the Broadridge technology platform.

Bad debt expense

Bad debt expense increased approximately $49.2 million primarily due to a $43.0 million write down to certain Nonaccrual Receivables. Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, or the collateral decreases in liquidity, we consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. When valuing receivables that become less than fully collateralized, we compare what we determine to be the market value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors, such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. We monitor every account that is less than fully collateralized with liquid securities every trading day. This specific, account-by-account review is supplemented by the risk management procedures to identify illiquid securities and other market developments that it is anticipated would affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. At the culmination of this review, we record an appropriate allowance for doubtful accounts, which in our judgment is necessary to reflect anticipated losses in outstanding receivables. When a receivable is deemed not to be collectable it is generally reserved at 100% as the applicable reserve would correlate with the amount of the balance that is under-secured.

Our review of accounts receivable is an active, continuing process during which, among other factors, we seek to assess the fair value and liquidity of the assets collateralizing the receivables. As discussed in Note 9 to our consolidated financial statements, following the failure of the Texas legislature to enact legislation expanding gaming rights, we reassessed the value of the collateral securing the Nonaccrual Receivables and in particular the value of the Retama Development Corporation (“RDC”) bonds. This review resulted in our determination that the carrying value of the Nonaccrual Receivables was not fully realizable and we recorded a bad debt charge of $43.0 million in the second quarter of 2011.

We also determined that it was appropriate to commence enforcement actions with respect to certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, we foreclosed on 1.0 million shares of our common stock which were held as collateral for Nonaccrual Receivables at a price of $2.61 per share, the then current market price.

The value of these shares, totaling $2.6 million, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011 we foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. This foreclosure resulted in a reduction in the applicable Nonaccrual Receivables of $40.2 million. Subsequently, in February 2012 the Company conducted a further foreclosure auction of certain additional municipal bonds and successfully entered a credit bid of $8.0 million. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables that were not subject to such credit, including Nonaccrual Receivables previously reserved against. We continue to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that we retain. As of December 31, 2011 and December 31, 2010, we had approximately $9.3 million and $97.4 million in Nonaccrual Receivables, net of reserves of $0 and $2.4 million, respectively. Of these Nonaccrual Receivables approximately $8.5 million were collateralized by RDC Bonds and certain other interests in the Project referred to below.

When assessing collectability of its remaining Nonaccrual Receivables, or assets acquired as a consequence of foreclosure on collateral securing Nonaccrual Receivables, we consider a variety of factors relating to the collateral securing such receivables and assets acquired through foreclosure such as, but not limited to, the macroeconomic environment, the underlying value of the projects associated with the bonds, the value of assets (often real estate) held in those projects and the liquidity of the collateral. In each case these bonds are owned by customers and pledged to us and/or our affiliates, or acquired by us following foreclosure on such collateral. When evaluating the value of the RDC bonds, in addition to third party pricing indications, we looked at additional factors such as, but not limited to (i) the value of the real estate and racing license rights held by the issuer, which were supported by a third party appraisal of the Retama property, (ii) the potential for the issuer to find additional partners (such as, but not limited to, gaming companies); and (iii) the potential expansion of gaming in Texas.

There can be no assurances that our collection efforts, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that we will be able to realize the full value on the collateral securing the Nonaccrual Receivables, or assets acquired as a consequence of foreclosure on collateral securing Nonaccrual Receivables, as currently contemplated. Given the illiquid nature of much of the collateral, we anticipate that ultimate realization upon the collateral and foreclosed assets may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation. In order to support attempts to restructure the horse racing track and real estate project (‘Project”) financed by the RDC’s bonds, we made an advance to the RDC of $400,000 on September 2, 2011 and a further advance of $400,000 on December 20, 2011. These advances are secured by certain real estate interests of the RDC in the Project. We believe that an eventual restructuring of the Project represents the best opportunity for us to maximize the value of its interests in the Project. We continue to work towards restructuring the Project with a view to encouraging a third party investment in the Project.

Goodwill and intangible asset impairment

As of December 31, 2011 we recorded a goodwill and intangible asset impairment charge of $137.4 million as a result of our annual impairment testing. During the second quarter of 2011 the Company’s common stock declined approximately 35%. In light of the potential impairment indicator represented by the market capitalization reduction, the Company’s management performed an interim goodwill impairment analysis in June 2011 using a discounted cash flow analysis. The results of our interim analysis did not indicate that the fair value of any reporting units had fallen below its carrying value at that time, and therefore the Company did not perform step two of the impairment analysis.

By the fourth quarter of 2011, there had been further deterioration to the Company’s business which included significant reductions in trade volumes and, importantly reports from the Federal Reserve that the targeted federal funds rate would remain at the current historical lows at least through the majority of 2014.

During the fourth quarter of 2011 the Company had determined that the future outlook for trade volumes and interest rates had significantly declined. This in turn influenced management’s assumptions regarding revenue levels that could be expected to be reached in the future, which consequently impacted the Company’s cash flow models. Even when considering the strategic initiatives the Company has initiated which are expected to significantly reduce the Company’s cost structure the earning potential of its U.S. securities and futures businesses has been affected by these revised assumptions regarding the Company’s revenue potential in the future. Applying these revised assumptions, the Company’s discounted cash flow analysis resulted in a determination by the Company that the estimated fair values for both its U.S. securities and futures reporting units were below their respective carrying values. As a result management performed step two of the impairment test for each reporting units which resulted in a goodwill impairment charge of $118.8 million and $16.9 million, respectively for the U.S. securities and futures reporting units which reduced the goodwill for each reporting unit to zero. The Company also recorded an impairment charge of approximately $.3 million for its PFSL business as a result of the decision to shut down its operations. This charge is included in discontinued operations. The goodwill impairment charge was not deductible for income tax purposes and did not impact the Company’s regulatory capital position or its cash position.

Other expenses

Other expenses decreased $.8 million, or 3.0%, to $26.4 million from the year ended December 31, 2010 to the year ended December 31, 2011, due primarily to a decrease in the Ridge contingent consideration of $1.4 million, lower professional fees of $1.2 million and costs incurred in connection with the Ridge acquisition in 2010 offset by higher legal and accounting fees of $1.3 million and amortization of $1.0 million associated with the Ridge acquisition.

Interest expense on long-term debt

Interest expense on long-term debt increased $10.1 million from $30.8 million for the year ended December 31, 2010 to $40.9 million for the year ended December 31, 2011 resulting primarily from approximately $9.0 million of interest expense associated with our senior second lien secured notes issued on May 6, 2010, $.9 million associated with the Ridge Seller Note issued on June 25, 2010 and $.4 million of higher interest expense on our convertible notes offset by $.3 million in lower interest costs on our revolving credit facility due to lower balances as compared to the prior year.

Income tax benefit

Income tax benefit, based on an overall effective income tax rate of 4.4%, was $10.1 million for the year ended December 31, 2011 as compared to an overall effective income tax rate of 28.5% and an income tax benefit of $5.8 million for the year ended December 31, 2010. This change is primarily attributed to a $75.8 million deferred tax asset valuation allowance recorded in 2011 as well as items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that creates additional taxable income.

Loss from continuing operations

As a result of the foregoing, the loss from continuing operations was approximately $223.1 million for the year ended December 31, 2011 compared to a loss from continuing operations of $14.6 million for the year ended December 31, 2010.

Comparison of years ended December 31, 2010 and December 31, 2009

Overview

Results of continuing operations declined for the year ended December 31, 2010 compared to the year ended December 31, 2009. Clearing and commission fees increased $10.0 million while technology revenues decreased

$3.4 million, other revenues decreased $9.9 million and net interest revenues decreased $1.8 million The addition of the Ridge business in June 2010 resulted in higher clearing and commission fees of $16.2 million and higher net interest revenues of $7.1 million resulting in decreases to both revenue categories when compared to our existing business in 2009. The decline in clearing and commission fees resulted from weaker U.S. equity and options volumes. This decline was offset by higher futures volumes. The volume declines followed the trend across the industry with equity average daily volumes in the U.S. down over 12% and options average daily volumes down over 8%. The decline in net interest revenues is primarily attributed to lower net spreads which were offset in part by higher average balances. We also incurred higher operating expenses, primarily in employee compensation and benefits, communications and data processing, bad debt expense and interest expense on long-term debt. These higher costs are attributable to the aforementioned Ridge acquisition, $6.1 million in severance charges and higher levels of long-term debt associated with the $200 million debt offering completed in the second quarter of 2010 and the $20.6 million Ridge Seller Note offset by a $110.0 million reduction in our revolving credit facility during the second quarter 2010 ($88.5 million as of December 31, 2009).

The above factors resulted in an operating loss for the year ended December 31, 2010 compared to an operating profit for the year ended December 31, 2009.

The following is a summary of the increases (decreases) in the categories of net revenues and expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Change Amount	% Change from Previous Year
	(In thousands)
Revenues:
Clearing and commission fees	$9,983	9.9
Technology	(3,374)	(14.2)
Interest:
Interest on asset based balances	2,715	4.1
Interest on conduit borrows	(14,382)	(57.4)
Money market	535	23.1

Interest, gross	(11,132)	(11.9)
Other revenue	(9,860)	(21.8)

Total revenues	(14,383)	(5.5)

Interest expense:
Interest expense on liability based balances	(1,374)	(9.9)
Interest on conduit loans	(11,546)	(61.5)

Interest expense from securities operations	(12,920)	(39.6)

Net revenues	(1,463)	(0.6)

Expenses:
Employee compensation and benefits	3,497	3.9
Floor brokerage, exchange and clearance fees	3,714	13.5
Communications and data processing	13,175	43.0
Occupancy and equipment	1,013	4.7
Bad debt expense	977	195.4
Other expenses	(52)	(0.2)
Interest expense on long-term debt	20,485	198.0

	42,809	20.7

Net revenues

Net revenues decreased $1.5 million, or 0.6%, to $229.1 million from the year ended December 31, 2009 to the year ended December 31, 2010. The decrease is primarily attributed to the following:

Clearing and commission fees increased approximately $10.0 million, or 9.9%, to $110.8 million during this same period. This increase is attributable to clearing and commission fees of approximately $16.2 million related to the Ridge acquisition and approximately $3.8 million from our futures business offset by a decrease of approximately $10.1 million associated with our existing securities U.S. clearing business. The increase in clearing and commission fees in our futures business is attributable to higher futures volumes. The decrease in clearing and commission fees is primarily due to lower equity and option volumes during the second half of 2010.

Technology revenue decreased $3.4 million, or 14.2%, to $20.4 million due to lower licensing fees of approximately $2.6 million due to the expiration of a licensing contract, lower development revenues of approximately $.5 million and lower recurring revenues of approximately $.3 million.

Interest, gross decreased $11.1 million or 11.9%, to $82.2 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. Interest revenues from customer balances increased $3.3 million or 4.8% to $71.5 million due to an increase in our average daily interest earning assets of $1.6 billion or 36.4% to $5.9 billion offset by a decrease in our average daily interest rate of 37 basis points or 24.2% to 1.16%.

Interest from our stock conduit borrows operations decreased $14.4 million or 57.4% to $10.7 million, as a result of a decrease in our average daily interest rate of 221 basis points or 55.1% to 1.80% and a decrease in our average daily assets of approximately $31.6 million, or 5.0% to $593.4 million.

Other revenue decreased $9.9 million, or 21.8%, to $35.4 million primarily due to decreases in execution services revenues of $4.3 million and $1.8 million decrease in our trade aggregation business resulting from lower volumes, a decrease of approximately $4.1 million in equity trading as well as a $4.8 million of investment income in 2009 related to the sale of LCH. Clearnet stock offset primarily by increased account servicing fees of approximately $5.3 million.

Interest expense from securities operations decreased $12.9 million, or 39.6%, to $19.7 million from the year ended December 31, 2009 to the year ended December 31, 2010. Interest expense from clearing operations decreased approximately $1.4 million, or 9.9%, to $12.5 million due to a 12 basis point or 33.3% decrease in our average daily interest rate to .24% offset by an increase in our average daily balances on our short-term obligations of $1.5 billion, or 39.0%, to $5.3 billion.

Interest from our stock conduit loans decreased $11.5 million, or 61.5% to $7.2 million due to a 179 basis point decrease, or 59.5% in our average daily interest rate to 1.22% and a $30.3 million, or 4.9% decrease in our average daily balances to $592.7 million.

Interest, net increased from $60.7 million for the year ended December 31, 2009 to $62.5 million for the year ended December 31, 2010. This increase was due to higher customer balances attributable to our Ridge acquisition as well a higher correspondent count from our existing businesses offset by a lower interest rate spread of 25 basis points on customer balances and 42 basis points on conduit balances as well as slightly lower conduit balances.

Employee compensation and benefits

Total employee costs increased $3.5 million, or 3.9%, to $92.5 million from the year ended December 31, 2009 to the year ended December 31, 2010, primarily due to severance charges of approximately $3.7 million related to future outsourcing resulting from our Ridge acquisition (see Note 26 to our consolidated financial statements) and a program to reduce overhead as a result of the current market environment, and $1.8 million associated with the Ridge acquisition offset by lower incentive-based compensation expense of approximately $1.6 million and lower continuing employee costs from a lower headcount. Employee headcount decreased as a result of reductions in force offset by the addition of employees associated with the Ridge acquisition.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees increased $3.7 million, or 13.5%, to $31.2 million for the year ended December 31, 2010 from the year ended December 31, 2009, due to higher equity, options and futures volumes, a change in mix, lower industry rebates and the addition of the Ridge business.

Communication and data processing

Total expenses for our communication and data processing requirements increased $13.2 million, or 43.0%, to $43.8 million from the year ended December 31, 2009 to the year ended December 31, 2010 due primarily to the addition of the Ridge business on June 25, 2010.

Occupancy and equipment

Total expenses for occupancy and equipment increased $1.0 million, or 4.7%, to $22.5 million from the year ended December 31, 2009 to the year ended December 31, 2010 primarily due to increased software amortization attributable to new computer systems and the addition of the Ridge business.

Bad debt expense

Bad debt expense increased $1.0 million or 195.4% to $1.5 million from the year ended December 31, 2009 to the year ended December 31, 2010 primarily due to receivables that management determined were not collectable.

Other expenses

Other expenses decreased less than $.1 million, or .2%, to $27.2 million from the year ended December 31, 2009 to the year ended December 31, 2010. We incurred approximately $3.0 million of costs associated with the Ridge acquisition in 2010 compared to $1.4 million in 2009 and $1.1 million in higher legal expenses to conclude certain outstanding litigation, higher professional fees associated with our Broadridge conversion offset by lower expenses in all other categories.

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

Income tax expense (benefit)

Income tax benefit, based on an effective income tax rate of approximately 28.5%, was $5.8 million for the year ended December 31, 2010 as compared to an effective tax rate of 40.5% and income tax expense of $9.6 million for the year ended December 31, 2009. The lower effective income tax rate is primarily due to current period losses and items deducted for books that are not deductible for tax primarily attributable to stock-based compensation that creates additional taxable income.

Income (loss) from continuing operations

As a result of the foregoing, we incurred a loss from continuing operations of $14.6 million for the year ended December 31, 2010 compared to income from continuing operations of $14.2 million for the year ended December 31, 2009.

Results of discontinued operations

Comparison of years ended December 31, 2011 and December 31, 2010

Loss from discontinued operations was approximately $2.4 million for the year ended December 31, 2011 compared to a loss of approximately $5.2 million for the year ended December 31, 2010 which includes the operations of PFSC, PFSL and PFSA (through November 30, 2011). The loss in 2011 included a gain on the sale of PFSA of approximately $11.5 million, net of tax. Both PFSC and PFSL incurred greater losses in 2011 as compared to 2010 while PFSA achieved higher net income.

Comparison of years ended December 31, 2010 and December 31, 2009

Loss from discontinued operations was approximately $5.2 million for the year ended December 31, 2010 compared to income of approximately $1.8 million for the year ended December 31, 2009 which includes the operations of PFSC, PFSL and PFSA. Both PFSC and PFSL incurred greater losses in 2011 as compared to 2010 while PFSA achieved higher net income. PFSC incurred lower net income in 2010 as compared to 2009 while PFSL’s losses increased in 2010 as compared to 2009. PFSA achieved net income in 2010 as compared to a net loss in 2009.

Liquidity and capital resources

As discussed in greater detail below, the principal sources of liquidity for the Company are borrowings by our broker-dealer subsidiaries, borrowings at the parent level, and cash generated from operations in our operating entities. In turn, the principal uses of cash are to support the operations of our operating broker dealer subsidiaries, to pay our operating expenses and to cover interest and principal payments on our long term debt.

In the ordinary course of their business our broker-dealer subsidiaries may be required to make payments on account of the settlement of customers trades and to post collateral or margin at various exchanges where we they are members or conduct business in respect of the activity of our customers. These requirements are highly dependent on the activity of our correspondents and customers and general market conditions. Consequently, the cash requirements of our broker-dealer subsidiaries are highly variable in their nature and difficult to fully predict. Our operating subsidiaries fund their daily cash requirements principally from cash on hand and their short term debt facilities. The extent to which our operating subsidiaries are required to borrow under their available debt facilities is, therefore, also highly variable and unpredictable. As discussed below, we seek to establish sufficient borrowing capacity at our broker-dealer subsidiaries to cover anticipated liquidity requirements and also review and seek to control correspondent and customer activity that would materially adversely impact available liquidity. Our broker-dealer debt facilities are typically uncommitted and on demand. In the event that our lenders under these facilities refuse to extend loans, limit the size of loans they will make, or require repayment of outstanding loans, the available liquidity for our broker dealer subsidiaries would be adversely impacted and, in turn, could materially adversely impact the nature and types of business that our broker-dealer subsidiaries could support. Changes in the composition of our client base and the types of business we handle have also reduced overall daily cash requirements in our broker dealer subsidiaries.

In contrast to the cash requirements to support the business of our correspondents and customers at our operating subsidiaries, the requirements for supporting our long-term debt obligations and operating expenses are relatively predictable and fixed. In addition to the principal and interest payment obligations on our long term debt discussed below, the principal operating expense requirements are our compensation expense, lease obligations and technology and back office support system expenses. These obligations are principally satisfied from cash generated by our broker-dealer subsidiaries and borrowings at the parent level. Our ability to incur additional borrowing at the parent level, outside of our existing credit facilities, is limited by our existing debt facilities and the ability of our parent to access cash generated by our operating subsidiaries to meet operating expenses and debt obligations at a parent company level is potentially subject to restrictions imposed the various regulators of our operating subsidiaries.

Operating Liquidity — As noted above, the liquidity needs of our broker dealer subsidiaries are principally driven by the requirements to support the trading activities of correspondents and their customers. We regularly review the liquidity requirements of our operating subsidiaries and the correspondent and customer activity impacting on those liquidity requirements. Where necessary, we seek to limit liquidity impacts by requiring additional deposits, limiting particular trading activity, or limiting the types of correspondents or customers that the Company will support. For example, during the year the Company reduced its exposure to the trading of low priced securities and deconverted the majority of the business of TD Ameritrade, Inc., f/k/a thinkorswim, Inc. Both these actions had the effect of reducing the significant liquidity requirements associated with those lines of business. Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2011, we had uncommitted lines of credit with six financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. Four of the uncommitted lines of credit permitted us to borrow up to an aggregate of approximately $269.2 million while two lines had no stated limit. Our lenders have recently eliminated our ability to borrow unsecured funds, although such recent limitations have not materially adversely affected our ability to service our clients’ business. As of December 31, 2011, we had approximately $90.1 million in short-term bank loans outstanding, which left approximately $259.9 million potentially available under our lines of credit with stated limitations, though as noted these facilities are uncommitted. Since the Nonaccrual Receivables had been previously excluded from our regulatory capital calculation, the write down taken against the Nonaccrual Receivables had no effect on the operating liquidity of our clearing subsidiaries. In addition, the write-off of the Nonaccrual Receivables is excluded for purposes of calculating our financial covenants under the Amended and Restated Credit Facility and our financial covenant compliance was not impacted negatively. Therefore, it is our belief that the write down of the Nonaccrual Receivables had no material adverse effect on the Company’s operating liquidity as compared to its position prior to the write down. Similarly, the write downs on account of goodwill and charges in respect of our deferred tax assets that we have taken in the fourth quarter are non-cash charges and have not affected the regulatory capital of our operating subsidiaries. While these write downs did negatively impact certain financial covenants in our Amended and Restated Credit Agreement as of December 31, 2011, our banks provided us with a waiver of the applicable covenant.

As noted above, our clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. During the course of 2011 we experienced a reduction in stock lending activity. We believe that was in keeping with reductions overall in the market, though we believe that our stock price decline may have contributed to a number of counterparties reducing their counterparty exposure to us. At December 31, 2011, we had approximately $217.0 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary significantly from year to year.

Our broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. Most jurisdictions also have early warning capital levels which are significantly higher than minimum requirements. In addition to these statutory requirements, our regulators have the discretion to require higher capital or liquidity levels. We regularly review our capital and liquidity positions with our regulators, and our expectations of future levels. Over the course of the year we have significantly increased the capital retained in our broker dealer subsidiaries and are currently substantially above the minimum net capital requirements for each of our broker-dealer subsidiaries. If our regulators require that we retain significant regulatory capital at these subsidiaries, the liquidity of the Company could be impaired, perhaps significantly.

Capital Resources — At times, PWI provides capital to its subsidiaries. PWI has had the ability to obtain capital through equipment leases, typically secured by the equipment itself, through the Amended and Restated Credit Facility and through a committed line of credit that permits PWI to borrow up to $1.5 million. At December 31, 2011, availability under the Amended and Restated Credit Facility was limited to $7 million, of which $7 million was outstanding. We have recently further paid down this facility, and currently owe approximately $.3 million under the facility, which is the most we can currently borrow, On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous senior revolving credit facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrent with the closing of its Notes offering, the Company paid off its then existing Credit Facility and entered into the Amended and Restated Credit Facility which we have subsequently amended. Our obligations under the Amended and Restated Credit Facility and senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is currently scheduled to mature on March 31, 2012. As is common with facilities of this type, the negative covenants in our various credit facilities limit our ability to incur additional debt outside of the ordinary course of business and our ability to incur additional working capital debt facilities at a parent company level is therefore significantly restricted.

We incur a significant amount of interest on our outstanding debt obligations. In 2011, we paid $1.8 million in interest under our Amended and Restated Credit Facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $25.0 million in interest under our Senior Second Lien Secured Notes and $.6 million in interest under the Ridge Seller Note. We are required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-May 2012, and this obligation will continue semi-annually through 2017, when the principal amount of $200.0 million is due. We are also required, under the Amended and Restated Credit Facility, to pay down the outstanding balance with the proceeds of certain asset sales or equity offerings, including in the event we conclude a sale of PFSC.

In addition, we expect to continue to pay a significant amount of interest under other debt instruments in 2012 and for the next several years including our equipment leases, although we are not required to make any payments of principal or interest on the Ridge Seller Note prior to maturity in June 2015. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may materially adversely affect our business or operations.

As a holding company, we access the earnings of our operating subsidiaries from time to time through the receipt of dividends from these subsidiaries. As discussed above, however, our broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in our industry, the making of distributions from our regulated operating subsidiaries is generally subject to prior approval by the applicable regulators. Our regulators have considerable discretion when deciding whether to permit a distribution, though we anticipate that they look at factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. It is unlikely that our regulators would be willing to permit a distribution that would result in the regulatory capital of an operating subsidiary being reduced to an early warning level. However, as discussed above, we currently have significant excess regulatory capital and historically have not experienced significant difficulty obtaining approval for distributions by our regulated operating subsidiaries when we have had significant excess capital. For example, since the combination of PFSI and Penson Futures as of August 31, 2011, the Company has withdrawn $18,500 from PFSI in order to finance operations outside PFSI. We do not believe that our regulators are likely to change their past practice with respect to approval of dividends by our regulated operating subsidiaries, though our regulators, in part as a result of our stock price, have shown an increased scrutiny of us. However, if our regulators were to require that we must retain significant regulatory capital at these subsidiaries in excess of minimum early warning levels, such restrictions would correspondingly reduce the amount of funds available to our holding company.

Our principal U.S. subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) as well as other capital requirements from several commodities organizations, including the CFTC, which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”), the sum of 8% of customer and 8% of noncustomer commodities risk maintenance requirements on all positions, as these terms are defined by the CFTC, minimum NFA dollar capital requirement of $20 million for FCM’s offering retail forex transactions, or other NFA requirements. At December 31, 2011, PFSI had net capital of $142.7 million, which was $116.0 million in excess of its required net capital of $26.7 million. For a further description of our Rule 15c3-3 reserve requirements, see Note 6 to our consolidated financial statements.

During times of extreme market volatility, as was the case for portions of 2011, our regulatory liquidity requirements have been and in the future may be increased significantly in excess of normal levels as a result of, among other things, our correspondents experiencing unusually high trading volume or holding unusually large options or margins positions. During this time, on two occasions, we sought and received regulatory relief with respect to one of our regulatory liquidity requirements. We no longer clear the business activity which engendered these requests. Nonetheless, the risk exists that in times of extreme market volatility, our regulatory liquidity requirements could rise significantly due to such circumstances and, if we are unable to satisfy these requirements, we may be subject to adverse consequences such as those set forth in the Risk Factors section.

Penson Futures, PFSL and PFSC are also subject to minimum financial and capital requirements. All such businesses were in compliance with their minimum financial and capital requirements as of December 31, 2011. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures prior to the combination.

Partially as a result of recent market volatility, in coordination with our regulators we developed a plan that we believe will allow us to increase our liquidity and capital position. Through that plan, we intended to increase our liquidity by $100 million, which has largely been accomplished. See “Strategic Initiatives” for a description of certain components of this plan. One of our previously announced strategic initiatives is the anticipated sale of PFSC. The sale of PFSC is expected to provide a substantial increase in liquidity to help continue to fund our operations. Although we intend to complete the sale of PFSC in the near term, if the sale is substantially delayed, such delay could adversely affect our continuing operations. We do not believe a substantial delay is likely, and even if such delay were to occur, we do not believe such delay would materially adversely affect our ability to service a majority of our customers’ needs. Senior management regularly reviews the type of correspondent activity we permit in light of the macroeconomic environment in which we operate and our internal policies and procedures, as well as other liquidity drivers, which we then review with our regulators. Recently, in order to maximize our profitability and reduce risk, we have enhanced our review of the capital commitments necessary to support our correspondents’ and our potential correspondents’ operations and began restricting certain activities, including trading in low-priced securities while focusing on less capital intensive operations. As we continue to evaluate the best use of our capital resources, we may continue to revise our policies with respect to the type of correspondent activity we choose to permit or limit and which correspondents we choose to accept.

Contractual obligations

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 19 to our consolidated financial statements for further information regarding our commitments and contingencies. There were no amounts outstanding under repurchase agreements at December 31, 2010. The table below shows our contractual obligations and commitments as of December 31, 2010, including our payments due by period, which is not adjusted for the effect, if any, of the proposed restructuring agreement:

Contractual Obligations	Total	Less Than 1 Year	1—3 Years	4—5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$287,578	$7,000	$60,000	$20,578	$200,000
Interest on long-term debt obligations (1)	154,596	29,962	57,200	54,934	12,500
Capital lease obligations	4,866	3,048	1,818	—	—
Operating lease obligations	21,273	4,560	7,248	4,818	4,647

Total	$468,313	$44,570	$126,266	$80,330	$217,147

(1)	The long-term debt obligations and accrued interest consists of our 12.50% Senior Second Lien Secured Notes due 2017, 8.00% Senior Convertible Notes due 2014, our Ridge Seller Note and our Amended and Restated Credit Facility. Our Ridge Seller Note and Amended and Restated Credit Facility accrue interest at variable rates. We have estimated future interest payments for our Amended and Restated Credit Facility based on the rates in effect as of December 31, 2011 (7-7.25%) as the outstanding balance is due March 31, 2012. We estimated our future interest payment under the Ridge Seller Note (90 day LIBOR +5.50%) using a 90 day LIBOR rate of .5% which is based on the current 90 day LIBOR forward curve.

As of December 31, 2011 the Company had accrued income tax liabilities for uncertain tax positions of approximately $1.0 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

See Note 15 to the consolidated financial statements for information on off-balance sheet arrangements and Note 23 to the consolidated financial statements for information on exchange member guarantees.

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

See Note 5 to our consolidated financial statements for a description of the financial assets carried at fair value.

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

As of December 31, 2011 we recorded a goodwill and intangible asset impairment charge of $137.4 million as a result of our annual impairment testing. During the second quarter of 2011 the Company’s common stock declined approximately 35%. In light of the potential impairment indicator represented by the market capitalization reduction, the Company’s management performed an interim goodwill impairment analysis in June 2011 using a discounted cash flow analysis. The results of our interim analysis did not indicate that the fair value of any reporting units had fallen below its carrying value at that time, and therefore the Company did not perform step two of the impairment analysis.

By the fourth quarter of 2011, there had been further deterioration to the Company’s business which included significant reductions in trade volumes and, importantly reports from the Federal Reserve that the targeted federal funds rate would remain at the current historical lows at least through the majority of 2014. During the fourth quarter of 2011 the Company had determined that the future outlook for trade volumes and interest rates had significantly declined. This in turn influenced management’s assumptions regarding revenue levels that could be expected to be reached in the future, which consequently impacted the Company’s cash flow models. Even when considering the strategic initiatives the Company has initiated which are expected to significantly reduce the Company’s cost structure the earning potential of its U.S. securities and futures businesses has been affected by these revised assumptions regarding the Company’s revenue potential in the future. Applying these revised assumptions, the Company’s discounted cash flow analysis resulted in a determination by the Company that the estimated fair values for both its U.S. securities and futures reporting units were below their respective carrying values. As a result management performed step two of the impairment test for each reporting units which resulted in an impairment charge of $118.8 million and $16.9 million, respectively for the U.S. securities and futures reporting units which reduced the goodwill for each reporting unit to zero. The Company also recorded an impairment charge of approximately $.3 million for its PFSL business as a result of the decision to shut down its operations. This charge is included in discontinued operations. The goodwill impairment charge was not deductible for income tax purposes and did not impact the Company’s regulatory capital position or its cash position.

At December 31, 2011, our remaining goodwill totaled $.5 million. No impairment of the $.5 million of goodwill associated with our PFSC subsidiary has been taken as management believes the proceeds from the sale of that business will exceed its carrying value.

Income taxes

We account for income taxes in accordance with the applicable sections of the Accounting Standards Codification, which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

As of December 31, 2011 and 2010, the Company had federal net operating losses of $84.0 million and $24.8 million, respectively as well as state net operating loss carryforwards and loss carryforwards in certain foreign jurisdictions. Management has determined that a valuation allowance of $78.5 million and $1.3 million, respectively was necessary as of December 31, 2011 and 2010 as the realization of the deferred tax assets was not more likely than not. All of the 2010 federal net operating loss was carried back to recover taxes paid in 2008 and 2009.

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

Allowance for doubtful accounts

Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, we may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In valuing receivables that become less than fully collateralized, we compare the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights we have against the customer or the related introducing broker are not sufficient to cover potential losses, we record an appropriate allowance for doubtful accounts. We review these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by risk management procedures to identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The parent company and local country risk management officers monitor market developments on a daily basis. We maintain an allowance for doubtful accounts that represents amounts, in our judgment, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable it is generally reserved at an amount correlating with the amount of the balance that is considered under secured. See Note 8 for a description of certain nonaccrual receivables.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of December 31, 2011. Based upon the December quarter average customer balances, assuming no increase, and adjusting for the timing of rate changes, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.0 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors, executive officers and their affiliates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and, other than as discussed in Note 8 to our consolidated financial statements, does not involve more than normal risk of collectability or present other unfavorable features. Leverage involves securing large potential future obligations, which may be small or large depending on any number of circumstances, with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Although we monitor margin balances on an intra-day basis in order to control our risk exposure, we are not able to eliminate all risks associated with margin lending.

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

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-53 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly results of operations (unaudited)

Quarter Ended	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(In thousands, except per share data)
Revenues:
Clearing and commission fees	$20,492	$25,901	$27,592	$30,374	$30,131	$27,963	$28,176	$24,483
Technology	5,086	5,675	5,274	6,020	5,167	4,661	5,207	5,384
Interest, gross	13,268	19,821	24,536	23,916	24,173	20,695	18,267	19,092
Other	7,296	6,151	8,213	9,193	8,939	7,112	10,111	9,234

Total revenues	46,142	57,548	65,615	69,503	68,410	60,431	61,761	58,193
Interest expense from securities operations	3,431	5,350	6,485	6,210	5,761	4,390	4,499	5,088

Net revenues	42,711	52,198	59,130	63,293	62,649	56,041	57,262	53,105

Expenses:
Employee compensation and benefits	17,468	19,420	18,759	20,260	22,329	23,733	25,070	21,345
Floor brokerage, exchange and clearance fees	7,816	9,340	9,426	9,183	8,148	8,085	7,754	7,184
Communications and data processing	16,144	15,153	14,489	14,664	14,300	13,965	7,856	7,718
Occupancy and equipment	6,381	5,569	5,175	5,792	5,797	5,742	5,617	5,308
Bad debt expense	7,038	264	43,144	194	1,136	266	58	17
Goodwill and intangible impairment	137,421	—	—	—	—	—	—	—
Other expenses	6,546	7,494	5,637	6,744	5,940	6,078	9,888	5,325
Interest expense on long-term debt	11,415	10,029	9,787	9,711	9,530	9,315	7,429	4,555

	210,229	67,269	106,417	66,548	67,180	67,184	63,672	51,452

Income (loss) from continuing operations before income taxes	(167,518)	(15,071)	(47,287)	(3,255)	(4,531)	(11,143)	(6,410)	1,653
Income tax expense (benefit)	17,173	(6,895)	(18,531)	(1,811)	(829)	(4,692)	(1,069)	760

Income (loss) from continuing operations	(184,691)	(8,176)	(28,756)	(1,444)	(3,702)	(6,451)	(5,341)	893

Income (loss) from discontinued operations net of tax (a)	4,345	(3,958)	(1,413)	(1,417)	498	(2,963)	(2,027)	(754)

Net income (loss)	$(180,346)	$(12,134)	$(30,169)	$(2,861)	$(3,204)	$(9,414)	$(7,368)	$139

Earnings (loss) per share — basic:
Earnings (loss) per share from continuing operations	$(6.68)	$(0.29)	$(1.01)	$(0.05)	$(0.13)	$(0.23)	$(0.21)	$0.04
Earnings (loss) per share from discontinued operations	0.16	(0.14)	(0.05)	(0.05)	0.02	(0.10)	(0.08)	(0.03)

Earnings (loss) per share — basic	$(6.52)	$(0.43)	$(1.06)	$(0.10)	$(0.11)	$(0.33)	$(0.29)	$0.01

Earnings (loss) per share — diluted:
Earnings (loss) per share from continuing operations	$(6.68)	$(0.29)	$(1.01)	$(0.05)	$(0.13)	$(0.23)	$(0.21)	$0.04
Earnings (loss) per share from discontinued operations	0.16	(0.14)	(0.05)	(0.05)	0.02	(0.10)	(0.08)	(0.03)

Earnings (loss) per share — diluted	$(6.52)	$(0.43)	$(1.06)	$(0.10)	$(0.11)	$(0.33)	$(0.29)	$0.01

Weighted average shares outstanding — basic	27,672	27,987	28,546	28,478	28,394	28,295	25,830	25,573
Weighted average shares outstanding — diluted	27,672	27,987	28,546	28,478	28,394	28,295	25,830	25,704

(a)	Income tax expense (benefit) from discontinued operations was $1,555, $(543), $40, $57, $(897), $(860), $(1,107) and $(674), respectively for each quarterly period beginning with December 31, 2011.

See discussions regarding goodwill and intangible asset impairment, write down of Nonaccrual Receivables, establishment of deferred tax asset valuation allowance and the disposition of PFSA in Notes 2, 8, 20 and 27, respectively, to our consolidated financial statements. The goodwill and intangible asset impairment, establishment of deferred tax asset valuation allowance and the disposition of PFSA occurred in the fourth quarter of 2011, while the write-down of Nonaccrual receivables occurred in the second quarter of 2011. Each of these items impacted the comparability of the 2011 and 2010 quarterly results of operations presented above.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2011, we have maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2011 as stated in their report.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders to be filed not later than April 30, 2012 with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders(b)	1,985,662	$9.55	2,777,546
Equity Compensation Plans Not Approved By Security Holders	—	—	—

	1,985,662	$9.55	2,777,546

(a)	Includes shares issuable for unvested restricted stock units.
(b)	Includes shares issuable pursuant to the Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan, of which there were 2,747,061 shares remaining available for future issuance and the Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan of which there were 30,485 shares remaining available for future issuance.

Other information required by this Item 12 is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER J. ENGEMOEN, JR.	Chairman	March 15, 2012
Roger J. Engemoen, Jr.

/s/ PHILIP A. PENDERGRAFT	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012
Philip A. Pendergraft

/s/ DANIEL P. SON	Non Executive Vice Chairman and Director	March 15, 2012
Daniel P. Son

/s/ KEVIN W. MCALEER	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Kevin W. McAleer

/s/ ROBERT S. BASSO	Director	March 15, 2012
Robert S. Basso

/s/ DAVID JOHNSON	Director	March 15, 2012
David Johnson

/s/ DAVID M. KELLY	Director	March 15, 2012
David M. Kelly

/s/ DIANE L. SCHUENEMAN	Director	March 15, 2012
Diane L. Schueneman

Report of independent registered public accounting firm

Board of Directors and Stockholders

Penson Worldwide, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of financial condition of Penson Worldwide, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penson Worldwide, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penson Worldwide, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 15, 2012

Report of independent registered public accounting firm

Board of Directors and Stockholders

Penson Worldwide, Inc.

Dallas, Texas

We have audited Penson Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penson Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Penson Worldwide, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 15, 2012

Penson Worldwide, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
	(In thousands, except par values)
ASSETS
Cash and cash equivalents	$43,509	$55,507
Cash and securities — segregated under federal and other regulations (including securities at fair value of $1,960 at December 31, 2011 and $14,197 at December 31, 2010)	2,529,301	5,155,822
Receivable from broker-dealers and clearing organizations (including securities at fair value of $2,498 at December 31,2010)	146,313	114,187
Receivable from customers, net	983,420	1,606,427
Receivable from correspondents	74,521	102,192
Securities borrowed	544,109	851,371
Securities owned, at fair value	34,686	458
Deposits with clearing organizations (including securities at fair value of $153,090 at December 31, 2011 and $203,843 at December 31, 2010)	496,775	388,520
Property and equipment, net	22,452	27,936
Other assets	71,374	251,884
Assets held-for-sale	1,250,946	1,765,169

Total assets	6,197,406	$10,319,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$133,110	$78,165
Payable to customers	3,692,140	6,314,493
Payable to correspondents	124,863	230,651
Short-term bank loans	80,800	317,500
Notes payable	271,302	259,729
Securities loaned	549,166	1,025,909
Securities sold, not yet purchased, at fair value	499	549
Accounts payable, accrued and other liabilities	70,579	99,351
Liabilities associated with assets held-for-sale	1,199,362	1,692,205

Total liabilities	6,121,821	10,018,552

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,388 issued and 27,733 outstanding as of December 31, 2011; 32,054 issued and 28,454 outstanding as of December 31, 2010	324	321
Additional paid-in capital	281,922	278,469
Accumulated other comprehensive income, net	3,909	4,367
Retained earnings (deficit)	(152,875)	72,635
Treasury stock, at cost; 4,655 shares at December 31, 2011; 3,600 shares at December 31, 2010	(57,695)	(54,871)

Total stockholders’ equity	75,585	300,921

Total liabilities and stockholders’ equity	$6,197,406	$10,319,473

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues
Clearing and commission fees	$104,359	$110,753	$100,770
Technology	22,055	20,419	23,793
Interest, gross	81,541	82,227	93,359
Other	30,853	35,396	45,256

Total revenues	238,808	248,795	263,178
Interest expense from securities operations	21,476	19,738	32,658

Net revenues	217,332	229,057	230,520

Expenses
Employee compensation and benefits	75,907	92,477	88,980
Floor brokerage, exchange and clearance fees	35,765	31,171	27,457
Communications and data processing	60,450	43,839	30,664
Occupancy and equipment	22,917	22,464	21,451
Bad debt expense	50,640	1,477	500
Goodwill and intangible asset impairment	137,421	—	—
Other expenses	26,421	27,231	27,283
Interest expense on long-term debt	40,942	30,829	10,344

	450,463	249,488	206,679

Income (loss) from continuing operations before income taxes	(233,131)	(20,431)	23,841
Income tax expense (benefit)	(10,064)	(5,830)	9,645

Income (loss) from continuing operations	(223,067)	(14,601)	14,196

Income (loss) from discontinued operations, net of income taxes of $1,109, $(3,538) and $179, respectively	(2,443)	(5,246)	1,815

Net income (loss)	$(225,510)	$(19,847)	$16,011

Earnings (loss) per share — basic:
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56
Earnings (loss) per share from discontinued operations	(0.09)	(0.19)	0.07

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63

Earnings (loss) per share — diluted:
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56
Earnings (loss) per share from discontinued operations	(0.09)	(0.19)	0.07

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63

Weighted average common shares — basic	28,168	27,034	25,373
Weighted average common shares — diluted	28,168	27,034	25,591

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock			Additional Paid-In Capital		Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
		Common stock			Treasury Stock
	Amount	Shares	Amount
	(In thousands)
Balance, December 31, 2008	$—	25,207	$286	$244,052	$(53,317)	$(3,025)	$76,471	$264,467
Net income	—	—	—	—	—	—	16,011	16,011
Foreign currency translation adjustments, net of tax of $3,077	—	—	—	—	—	4,773	—	4,773

Comprehensive income								20,784
Purchase of treasury stock	—	(77)	—	—	(676)	—	—	(676)
Stock-based compensation expense	—	275	3	5,084	—	—	—	5,087
Excess tax deficiency from stock-based compensation plans	—	—	—	(473)	—	—	—	(473)
Purchases of stock under the employee stock purchase plan	—	108	1	655	—	—	—	656
Equity component of the conversion feature attributable to senior convertible notes, net of tax of $5,593	—	—	—	8,822	—	—	—	8,822
Issuance of common stock	—	35	—	235	—	—	—	235

Balance, December 31, 2009	—	25,548	290	258,375	(53,993)	1,748	92,482	298,902
Net loss	—	—	—	—	—	—	(19,847)	(19,847)
Foreign currency translation adjustments, net of tax of $1,689	—	—	—	—	—	2,619	—	2,619

Comprehensive loss								(17,288)
Purchase of treasury stock	—	(126)	—	—	(878)	—	—	(878)
Stock-based compensation expense	—	469	5	4,981	—	—	—	4,986
Exercise of stock options	—	21	—	88	—	—	—	88
Excess tax deficiency from stock-based compensation plans	—	—	—	(32)	—	—	—	(32)
Purchases of stock under the employee stock purchase plan	—	86	1	471	—	—	—	472
Issuance of common stock	—	2,456	25	14,586	—	—	—	14,611

Balance, December 31, 2010	$—	28,454	$321	$278,469	$(54,871)	$4,367	$72,635	$300,921
Net loss	—	—	—	—	—	—	(225,510)	(225,510)
Foreign currency translation adjustments, net of tax of $296	—	—	—	—	—	(458)	—	(458)

Comprehensive loss								(225,968)
Purchase of treasury stock	—	(1,055)	—	—	(2,824)	—	—	(2,824)
Stock-based compensation expense	—	235	2	3,264	—	—	—	3,266
Purchases of stock under the employee stock purchase plan	—	99	1	189	—	—	—	190

Balance, December 31, 2011	$—	27,733	$324	$281,922	$(57,695)	$3,909	$(152,875)	$75,585

See accompanying notes to consolidated financial statements

Penson Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(225,510)	$(19,847)	$16,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	2,443	5,246	(1,815)
Gain from sale of subsidiary common stock	(14,436)	—	—
Goodwill and intangible asset impairment	137,421	—	—
Depreciation and amortization	18,875	17,842	16,503
Deferred income taxes	(6,828)	(593)	5,131
Stock-based compensation	3,266	4,986	5,087
Debt discount accretion	4,573	3,658	1,534
Debt issuance costs	1,858	1,805	1,081
Contingent consideration accretion	308	201	—
Bad debt expense	50,640	1,477	500
Changes in operating assets and liabilities exclusive of effects of business combinations and divestitures:
Cash and securities — segregated under federal and other regulations	2,626,522	(1,802,128)	(1,140,019)
Net receivable/payable with customers	(2,053,006)	1,033,553	1,046,149
Net receivable/payable with correspondents	(78,117)	111,598	(28,368)
Securities borrowed	252,452	289,342	(164,357)
Securities owned	(34,228)	38,756	192,999
Deposits with clearing organizations	(108,255)	9,591	(76,734)
Other assets	24,081	36,620	8,447
Net receivable/payable with broker-dealers and clearing organizations	18,505	(5,252)	52,587
Securities loaned	(421,932)	75,313	56,828
Securities sold, not yet purchased	(50)	304	(12,327)
Accounts payable, accrued and other liabilities	(1,575)	(57,483)	10,852

Net cash provided by (used in) operating activities of continuing operations	197,007	(255,011)	(9,911)

Cash flows from investing activities:
Business combinations, net of cash acquired	(11,560)	(1,921)	(32,262)
Purchases of property and equipment	(10,693)	(14,138)	(18,449)

Net cash used in investing activities of continuing operations	(22,253)	(16,059)	(50,711)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured notes	—	193,294	—
Net proceeds from issuance of convertible notes	—	—	56,200
Proceeds from revolving credit facility	40,000	31,500	50,000
Repayments of revolving credit facility	(33,000)	(120,000)	(36,500)
Net borrowing (repayments) on short-term bank loans	(236,700)	206,500	13,470
Proceeds from sale of subsidiary common stock	33,187	—	—
Exercise of stock options	—	88	—
Excess tax benefit from stock-based compensation plans	—	48	27
Purchase of treasury stock	(212)	(878)	(676)
Issuance of common stock	190	472	656

Net cash provided by (used in) financing activities of continuing operations	(196,535)	311,024	83,177

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	24,610	32,904	22,870
Net cash used in investing activities of discontinued operations	(2,872)	(6,220)	(3,292)
Net cash provided by (used in) financing activities of discontinued operations	(11,167)	18,222	(34,375)

Net cash flows provided by (used in) discontinued operations	10,571	44,906	(14,797)

Effect of exchange rates on cash	(1,922)	5,111	2,060

Increase (decrease) in cash and cash equivalents	(13,132)	89,971	9,818
Cash and cash equivalents at beginning of period	138,614	48,643	38,825

Cash and cash equivalents at end of period	$125,482	$138,614	$48,643

Supplemental cash flow disclosures:
Interest payments	$38,802	$26,054	$10,633
Income tax payments	$1,290	$6,632	$3,807
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$—	$14,611	$—
Note issued in connection with the Ridge acquisition	$—	$20,578	$—
Purchase of Treasury stock	$2,612	$—	$—

See accompanying notes to consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements

(In thousands, except per share data or where noted)

1.	Basis of presentation

Organization and business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI currently conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), and Nexa Technologies, Inc. (“Nexa”). During fiscal year 2011, the Company also conducted business through Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). On August 31, 2011 Penson Futures was combined with PFSI and now operates as a division of PFSI (references to Penson Futures after August 31, 2011 are references to the futures division of PFSI). On November 30, 2011, the Company announced that it had sold PFSA to BNY Mellon Company. On December 16, 2011, the Company announced that it will cease operations of its PFSL subsidiary in 2012. During the fourth quarter of 2011, the Company ceased operations of Penson Asia. The Company has engaged investment bankers to assist in the anticipated sale of PFSC expected to close in 2012. The Company has accounted for the operations of PFSA, PFSC and PFSL as discontinued operations in and has reclassified its operations all periods presented. Through its remaining operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, foreign exchange trading, custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities.

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

The accompanying consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of PFSC, PFSL and PFSA have been presented as assets held-for-sale and liabilities associated with assets held-for sale on the statements of financial condition and in discontinued operations, net of income tax on the consolidated statements of operations. See Note 27.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Liquidity — As discussed in greater detail below, the principal sources of liquidity for the Company are borrowings by its broker-dealer subsidiaries, borrowings at the parent level, and cash generated from operations in the Company’s operating entities. In turn, the principal uses of cash are to support the operations of the Company’s operating broker dealer subsidiaries, to pay its operating expenses and to cover interest and principal payments on its long term debt.

In the ordinary course of its business, the Company’s broker-dealer subsidiaries may be required to make payments on account of the settlement of customers trades and to post collateral or margin at various exchanges where we they are members or conduct business in respect of the activity of their customers. These requirements are highly dependent on the activity of their correspondents and customers and general market conditions. Consequently, the cash requirements of the Company’s broker-dealer subsidiaries are highly variable in their nature and difficult to fully predict. The Company’s operating subsidiaries fund their daily cash requirements principally from cash on hand and their short term debt facilities. The extent to which the Company’s operating subsidiaries are required to borrow under their available debt facilities is, therefore, also highly variable and unpredictable. As discussed below, the Company seeks to establish sufficient borrowing capacity at its broker-dealer subsidiaries to cover anticipated liquidity requirements and also to review and seek to control correspondent and customer activity that would materially adversely impact available liquidity. The broker-dealer debt facilities are typically uncommitted and on demand. In the event that the lenders under these facilities refuse to extend loans, limit the size of loans they will make, or require repayment of outstanding loans, the available liquidity for the Company’s broker dealer subsidiaries would be adversely impacted and, in turn, could materially adversely impact the nature and types of business that such broker-dealer subsidiaries could support. Changes in the composition of client base and the types of business have also reduced overall daily cash requirements in the Company’s broker dealer subsidiaries.

In contrast to the cash requirements to support the business of the Company’s correspondents and customers at its operating subsidiaries, the requirements for supporting the Company’s long-term debt obligations and operating expenses are relatively predictable and fixed. In addition to the principal and interest payment obligations on the Company’s long term debt discussed below, the principal operating expense requirements are compensation expense, lease obligations and technology and back office support system expenses. These obligations are principally satisfied from cash generated by the Company’s broker-dealer subsidiaries and borrowings at the parent level. PWI’s ability to incur additional borrowing, outside of its existing credit facilities, is limited by its existing debt facilities and the ability of PWI to access cash generated by its operating subsidiaries, to meet operating expenses and debt obligations at a PWI level, is potentially subject to restrictions imposed by the various regulators of PWI’s operating subsidiaries.

Operating Liquidity — As noted above, the liquidity needs of the Company’s broker dealer subsidiaries are principally driven by the requirements to support the trading activities of correspondents and their customers. The Company regularly reviews the liquidity requirements of its operating subsidiaries and the correspondent and customer activity impacting on those liquidity requirements. Where necessary, the Company seeks to limit liquidity impacts by requiring additional deposits, limiting particular trading activity, or limiting the types of correspondents or customers that the Company will support. For example, during the year the Company reduced its exposure to the trading of low priced securities and deconverted the majority of the business of TD Ameritrade, Inc., f/k/a thinkorswim, Inc. Both these had the effect of reducing the significant liquidity requirements associated with those lines of business. The Company’s clearing broker-dealer subsidiaries typically finance their operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which are referred to as “stock loans.” Most of the Company’s borrowings are driven by the activities of its clients or correspondents, primarily the purchase of securities on margin by those parties. As of December 31, 2011, the Company had uncommitted lines of credit with six financial institutions for the purpose of facilitating its clearing business as well as the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

activities of its customers and correspondents. Four of the uncommitted lines of credit permitted the Company to borrow up to an aggregate of approximately $269.2 million while two lines had no stated limit. The Company’s lenders have recently eliminated its ability to borrow unsecured funds, although such recent limitations have not materially adversely affected its ability to service the Company’s clients’ business. As of December 31, 2011, the Company had approximately $90.1 million in short-term bank loans outstanding, which left approximately $259.9 million potentially available under the Company’s lines of credit with stated limitations, though as noted these facilities are uncommitted. Since the Nonaccrual Receivables had been previously excluded from the Company’s regulatory capital calculation, the write down taken against the Nonaccrual Receivables had no effect on the operating liquidity of the Company’s operating subsidiaries. In addition, the write-off of the Nonaccrual Receivables is excluded for purposes of calculating the Company’s financial covenants under the Amended and Restated Credit Facility and its financial covenant compliance was not impacted negatively. Therefore, it is management’s belief that the write down of the Nonaccrual Receivables had no material adverse effect on the Company’s operating liquidity as compared to its position prior to the write down. Similarly, the impairment of goodwill and intangible assets and charges in respect of the Company’s deferred tax assets that were taken in the fourth quarter are non-cash charges and have not affected the regulatory capital of the Company’s operating subsidiaries. While these write downs did negatively impact certain financial covenants in the Company’s Amended and Restated Credit Agreement as of December 31, 2011, its banks provided it with a waiver of the applicable covenant.

As noted above, the Company’s clearing broker businesses also have the ability to borrow through stock loan arrangements. There are no specific limitations on the borrowing capacities pursuant to the Company’s stock loan arrangements. Borrowings under these arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by its customers’ margin account securities, and are repayable on demand. During the course of 2011 the Company experienced a reduction in stock lending activity. The Company believes that was in keeping with reductions overall in the market, though management believes that the Company’s stock price decline may have contributed to a number of counterparties reducing their counterparty exposure to it. At December 31, 2011, the Company had approximately $217.0 million in borrowings under stock loan arrangements, the majority of which relates to its customer activities.

As a result of the Company’s customers’ and correspondents’ aforementioned activities, the Company’s operating cash flows may vary significantly from year to year.

The Company’s broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. Most jurisdictions also have early warning capital levels which are significantly higher than minimum requirements. In addition to these statutory requirements, the Company’s regulators have the discretion to require higher capital or liquidity levels. Management regularly reviews the Company’s capital and liquidity positions with its regulators, and its expectations of future levels. Over the course of the year the Company has significantly increased the capital retained in its broker dealer subsidiaries and is currently substantially above the minimum net capital requirements for each of its broker-dealer subsidiaries. If the Company’s regulators require that it retain significant regulatory capital at these subsidiaries, the liquidity of the Company could be impaired, perhaps significantly.

Capital Resources — At times, PWI provides capital to its subsidiaries. PWI has had the ability to obtain capital through equipment leases, typically secured by the equipment itself, through the Amended and Restated Credit Facility and through a committed line of credit that permits PWI to borrow up to $1.5 million. At December 31, 2011, availability under the Amended and Restated Credit Facility was limited to $7 million, of which $7 million was outstanding. The Company has recently further paid down this facility, and currently owes approximately $.3 million under the facility, which is the most it can currently borrow, On June 3, 2009, the Company issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on its previous senior revolving credit facility, to provide working capital to support the correspondents the Company acquired from Ridge and for other general corporate purposes. Concurrent with the closing of its Notes offering, the Company paid off its then existing Credit Facility and entered into the Amended and Restated Credit Facility which we have subsequently amended. PWI’s obligations under the Amended and Restated Credit Facility and senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by PWI, SAI and PHI of equity interests of certain of our subsidiaries. The Amended and Restated Credit Facility is currently scheduled to mature on March 31, 2012. As is common with facilities of this type, the negative covenants in the Company’s various credit facilities limit its ability to incur additional debt outside of the ordinary course of business and the Company’s ability to incur additional working capital debt facilities at a PWI is therefore significantly restricted.

The Company incurs a significant amount of interest on its outstanding debt obligations. In 2011, the Company paid $1.8 million in interest under its Amended and Restated Credit Facility and predecessor facility, $4.8 million in interest under its Senior Convertible Notes, $25.0 million in interest under its Senior Second Lien Secured Notes and $.6 million in interest under the Ridge Seller Note. The Company is required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-May 2012, and this obligation will continue semi-annually through 2017, when the principal amount of $200.0 million is due. The Company is also required, under the Amended and Restated Credit Facility, to pay down the outstanding balance with the proceeds of certain asset sales or equity offerings, including in the event the Company concludes a sale of PFSC.

In addition, management expects to continue to pay a significant amount of interest under other debt instruments in 2012 and for the next several years including its equipment leases, although it is not required to make any payments of principal or interest on the Ridge Seller Note prior to maturity in June 2015. The Company’s significant debt obligations may restrict its ability to effectively utilize the capital available to it, and may materially adversely affect its business or operations.

As a holding company, PWI accesses the earnings of its operating subsidiaries from time to time through the receipt of dividends from these subsidiaries. As discussed above, however, the Company’s broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in the Company’s industry, the making of distributions from the Company’s regulated operating subsidiaries is generally subject to prior approval by the applicable regulators. The Company’s regulators have considerable discretion when deciding whether to permit a distribution, though the Company anticipates that they look at factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. It is unlikely that the Company’s regulators would be willing to permit a distribution that would result in the regulatory capital of an operating subsidiary being reduced to an early warning level. However, as discussed above, the Company currently has significant excess regulatory capital and historically has not experienced significant difficulty obtaining approval for distributions by its regulated operating subsidiaries when it has had significant excess capital. For example, since the combination of PFSI and Penson Futures as of August 31, 2011, the Company has withdrawn $18,500 from PFSI in order to finance operations outside PFSI. The Company does not believe that its regulators are likely to change their past practice with respect to approval of dividends by its regulated operating subsidiaries, though its regulators, in part as a result of PWI’s stock price, have shown an increased scrutiny of the Company. However, if the Company’s regulators were to require that it must retain significant regulatory capital at these subsidiaries in excess of minimum early warning levels, such restrictions would correspondingly reduce the amount of funds available to PWI.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

During times of extreme market volatility, as was the case for portions of 2011, the Company’s regulatory liquidity requirements have been and in the future may be increased significantly in excess of normal levels as a result of, among other things, its correspondents experiencing unusually high trading volume or holding unusually large options or margins positions. During this time, on two occasions, the Company sought and received regulatory relief with respect to one of its regulatory liquidity requirements. The Company no longer clears the business activity which engendered these requests. Nonetheless, the risk exists that in times of extreme market volatility, the Company’s regulatory liquidity requirements could rise significantly due to such circumstances and, if it is unable to satisfy these requirements, it may be subject to adverse consequences such as those set forth in the Risk Factors section.

Partially as a result of recent market volatility, in coordination with the Company’s regulators management developed a plan that it believes will allow it to increase the Company’s liquidity and capital position. Through that plan, the Company intended to increase its liquidity by $100 million, which has largely been accomplished. See “Strategic Initiatives” for a description of certain components of this plan. One of the previously announced strategic initiatives is the anticipated sale of PFSC. The sale of PFSC is expected to provide a substantial increase in liquidity to help continue to fund the Company’s operations. Although the Company intends to complete the sale of PFSC in the near term, if the sale is substantially delayed, such delay could adversely affect the Company’s continuing operations. Management does not believe a substantial delay is likely, and even if such delay were to occur, management does not believe such delay would materially adversely affect the Company’s ability to service a majority of its customers’ needs. Senior management regularly reviews the type of correspondent activity it permits in light of the macroeconomic environment in which the Company operates and the internal policies and procedures, as well as other liquidity drivers, which management then reviews with its regulators. Recently, in order to maximize the Company’s profitability and reduce risk, the Company has enhanced its review of the capital commitments necessary to support its correspondents’ and its potential correspondents’ operations and began restricting certain activities, including trading in low-priced securities while focusing on less capital intensive operations. As the Company continues to evaluate the best use of its capital resources, it may continue to revise its policies with respect to the type of correspondent activity it chooses to permit or limit and which correspondents it chooses to accept.

The Company’s recent net losses were primarily driven by the write-off of non-accrual receivables, goodwill, intangible assets and the recording of a deferred tax asset valuation allowance. These write-downs were triggered not only by individual factors, but also because of the recent, current and expected interest rate environment.

In addition to the Company’s operating cash requirements, it has certain debt service obligations in 2012. In the event that the Company is not able to complete the anticipated debt for equity conversion discussed in more detail in Note 29, or to complete the previously announced sale of its Canadian subsidiary, the Company may need to request additional dividends from its broker-dealer subsidiaries to service its obligations. The Company believes, based on its regulator’s recent approval of dividends, that this can be accomplished, and that the combination of these actions will satisfy the Company’s cash requirements throughout 2012.

2.	Summary of significant accounting policies

Securities Transactions — Proprietary securities transactions are recorded at fair value on a trade-date basis. Profit and loss arising from all securities transactions entered into from the account and risk of the Company are recorded on a trade-date basis. Customer securities transactions are reported on a settlement-date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the consolidated statements of financial condition. All such pending transactions were settled after December 31, 2011 without any material adverse effect on the Company’s financial condition.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, generally 3 to 7 years, of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management’s opinion, there was no impairment of such assets at December 31, 2011 or 2010.

Goodwill — Goodwill represents the excess purchase price over the fair value of all tangible and identifiable intangible net assets acquired in a business acquisition. Substantially all of the Company’s goodwill is deductible for tax purposes. The Company complies with the relevant guidance in the FASB Codification for accounting for goodwill which requires, among other things, that companies no longer amortize goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company conducts on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether the goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company conducted its annual impairment during the fourth quarter of 2010 and in management’s opinion; there was no impairment of such assets at December 31, 2010.

During the second quarter of 2011 the Company’s common stock declined approximately 35%. In light of the potential impairment indicator represented by the market capitalization reduction, the Company’s management performed an interim goodwill impairment analysis in June 2011 using a discounted cash flow analysis. The results of our interim analysis did not indicate that the fair value of any reporting units had fallen below its carrying value at that time, and therefore the Company did not perform step two of the impairment analysis.

By the fourth quarter of 2011, there had been further deterioration to the Company’s business which included significant reductions in trade volumes and, importantly reports from the Federal Reserve that the targeted federal funds rate would remain at the current historical lows at least through the majority of 2014. During the fourth quarter of 2011 the Company had determined that the future outlook for trade volumes and interest rates had significantly declined. This in turn influenced management’s assumptions regarding revenue levels that could be expected to be reached in the future, which consequently impacted the Company’s cash flow models. Even when considering the strategic initiatives the Company has initiated which are expected to significantly reduce the Company’s cost structure the earning potential of its U.S. securities and futures businesses has been affected by these revised assumptions regarding the Company’s revenue potential in the future. Applying these revised assumptions, the Company’s discounted cash flow analysis resulted in a

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

determination by the Company that the estimated fair values for both its U.S. securities and futures reporting units were below their respective carrying values. As a result management performed step two of the impairment test for each reporting units which resulted in a goodwill impairment charge of $118,782 and $16,879, respectively for the U.S. securities and futures reporting units which reduced the goodwill for each reporting unit to zero. The Company also recorded an impairment charge of approximately $312 for its PFSL business as a result of the decision to shut down its operations. This charge is included in discontinued operations. The goodwill impairment charge was not deductible for income tax purposes and did not impact the Company’s regulatory capital position or its cash position.

The changes in goodwill during 2010 and 2011 were as follows:

Balance, December 31, 2009	$112,823
Goodwill acquired	28,724

Balance, December 31, 2010	141,547
Goodwill acquired	4,148
Goodwill write-off	(135,973)
Goodwill reduction	(9,184)

Balance, December 31, 2011	$538

All goodwill acquired in 2010 and 2011 was related to the United States reportable segment. Goodwill is included in other assets in the consolidated statements of financial condition. The acquired goodwill is associated with an earnout payment related to the FCG and Schonfeld acquisitions. The reduction in goodwill is related to a reduction in the amount the Company was required to pay under the Schonfeld Asset Purchase agreement (see Note 3). Of the goodwill write-off, $135,661 is attributable to continuing operations and $312 is attributable to the closure of PFSL and is included in discontinued operations.

Intangibles — Intangibles consisted of the following at December 31:

2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer related intangible assets	$39,935	$9,522	$30,413
Purchased technology	14,082	14,067	15
Other	1,000	475	525

Total	$55,017	$24,064	$30,953

2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer related intangible assets	$39,935	$6,061	$33,874
Purchased technology	14,082	13,742	340
Other	2,760	363	2,397

Total	$56,777	$20,166	$36,611

Customer related intangible assets represents customer contracts obtained as part of acquired businesses and are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 15 years. Purchased technology represents software and technology intangible assets acquired as part of acquired businesses and are amortized over their estimated useful lives, generally five years. Other is related primarily to non-compete agreements with estimated useful lives of 11 years. In 2010, Other included the efutures.com domain name that was acquired with First Capitol Group LLC (“FCG”). This intangible had an indefinite life. During 2011, the domain name was impaired and the Company recorded a charge of $1,760 to reduce its value to $0. Intangible

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

assets are included in other assets. Amortization expense related to intangible assets was approximately $3,898, $3,232 and $3,136 in 2011, 2010 and 2009, respectively. The Company estimates that amortization expense will be approximately $3,561 in 2012, $3,546 in 2013, 2014 and 2015 and $3,496 in 2016.

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

Fair Value of Financial Instruments — The financial instruments of the Company are reported on the consolidated statements of financial condition at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. See Note 5 for a description of financial instruments carried at fair value.

Allowance for Doubtful Accounts — The Company generally does not lend money to customers or correspondents except on a fully collateralized basis. When the value of that collateral declines, the Company has the right to demand additional collateral. In cases where the collateral loses its liquidity, the Company might also demand personal guarantees or guarantees from other parties. In valuing receivables that become less than fully collateralized/unsecured balances, the Company compares the market value of the collateral and any additional

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

guarantees to the balance of the loan outstanding and evaluates the collectability based on various qualitative factors. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover any potential losses, then the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized/unsecured balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectable. The Company monitors every account that is less than fully collateralized with liquid securities every day. The Company reviews all such accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The corporate and local country risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of management, necessary to adequately absorb losses from known and inherent losses in outstanding receivables. Provisions made to this allowance are charged to operations based on anticipated recoverability. . The changes in the allowance for doubtful accounts during 2011, 2010 and 2009 were as follows:

Balance, December 31, 2008	$8,028
Bad debt expense	1,580
Write-offs	(6)

Balance, December 31, 2009	9,602
Bad debt expense	4,657
Write-offs	(761)

Balance, December 31, 2010	13,498
Bad debt expense	53,987
Write-offs	(759)

Balance, December 31, 2011	$66,726

Bad debt expense of $3,347, $3,180 and $1,080 was directly offset against interest income in connection with certain receivables in which the Company had ceased recognizing interest income for the years ended December 31, 2011, 2010 and 2009, respectively.

Software Costs and Expenses — Costs associated with software developed for internal use are capitalized based on guidance in the FASB Codification. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software has been placed in service. The Company capitalized software development costs of approximately $7,420, $2,394 and $6,880 in 2011, 2010 and 2009, respectively. Amortization expense related to capitalized software development costs was approximately $5,069, $3,783 and $2,543 for the years ended December 31, 2011, 2010 and 2009, respectively.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Foreign Currency Translation Adjustments — The Company has, in consolidation, translated the account balances of PFSL, PFSC, Penson Asia and PFSA from their functional currency to U.S. Dollars, the Company’s reporting currency. Translation gains and losses are recorded as an accumulated balance, net of tax, in the consolidated statements of stockholders’ equity. See Note 14. Gains or losses resulting from re-measurement of foreign currency transactions are included in net income (loss).

Discontinued Operations — Long-lived assets classified as held-for-sale are measured and reported at the lower of their carrying amount or fair value less cost to sell.

Reclassifications — The Company has reclassified prior period amounts associated with bad debt expense and discontinued operations to conform to the current year’s presentation. The reclassifications had no effect on the consolidated statements of operations, stockholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income (loss) within its consolidated statement of stockholders’ equity, the adoption of this guidance will result in a change in the presentation of comprehensive income (loss) in the Company’s consolidated financial statements beginning in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

3.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 13 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis.

The Company recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The Company and Broadridge are currently in discussions to finalize the applicable adjustments and have reached a broad agreement. We have reflected below our expectation of the eventual adjustments, though these have not yet been finalized or implemented formally. The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note will be adjusted 19 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. As of December 31, 2011 a calculation was performed to determine the annualized revenues, based on a six-month review period, for each such Non-revenue Correspondent (“Non-revenue Correspondent Revenues”). This calculation resulted in a reduction in the contingent consideration liability of approximately $51. Additionally, the liability was reduced by approximately $1,313 for other items such as client concessions, departing correspondents and additional business as negotiated by both parties. The overall reduction to the liability of approximately $1,364 is included in other expenses in the consolidated statement of operations for the year ended December 31, 2011. As of December 31, 2011 the total amount of contingent consideration totaled $2,999.

The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4,089 initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of approximately $5,251 with $3,625 and $1,626, respectively recognized in the years ended December 31, 2010 and 2009. Net revenues of $26,426 and net income of approximately $1,458 from Ridge were included in the consolidated statement of operations as of the date of the acquisition for the year ended December 31, 2010. On an unaudited basis, the Company estimates that net revenues would have been $312,921 and $337,233 for the years ended December 31, 2010 and 2009, respectively, and net income (loss) would have been $(18,957) and $17,260 for the years ended December 31, 2010 and 2009, respectively had the acquisition occurred as of January 1, 2009. As of December 31, 2011 based upon an impairment test performed by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the Ridge goodwill balance to zero. See Note 2 to our consolidated financial statements.

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

In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000 due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company was required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011.

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008; approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009 and approximately $9,269 was paid in connection with the fourth year of the earnout that ended on May 31, 2011. Pursuant to the terms of a letter agreement with Schonfeld, at December 31, 2011, the Company had paid $2,000 as result of the third year of the earnout ended May 31, 2010. The remaining $4,000 liability as of December 31, 2011 is to be paid evenly over the eight month period commencing on January 1, 2012. We have not yet made the payment due March 1, 2012, due to a contractual dispute with one of the Schonfeld correspondents. We anticipate resolving the dispute in the near future.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

4.	Computation of net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computation (“EPS”). Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

	Year Ended December 31,
	2011	2010	2009
Basic and diluted:
Income (loss) from continuing operations	$(223,067)	$(14,601)	$14,196
Income (loss) from discontinued operations	(2,443)	(5,246)	1,815

Net income (loss)	$(225,510)	$(19,847)	$16,011

Weighted average common shares outstanding — basic	28,168	27,034	25,373
Incremental shares from outstanding stock options	—	—	26
Incremental shares from non-vested restricted stock units	—	—	101
Shares issuable	—	—	18
Convertible debt	—	—	73

Weighted average common shares and common share equivalents — diluted	28,168	27,034	25,591
Earnings (loss) per share — basic:
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56
Earnings (loss) per share from discontinued operations	(0.09)	(0.19)	0.07

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63

Earnings (loss) per share — diluted:
Earnings (loss) per share from continuing operations	$(7.92)	$(0.54)	$0.56
Earnings (Loss) per share from discontinued operations	(.09)	(0.19)	0.07

Earnings (loss) per share	$(8.01)	$(0.73)	$0.63

At December 31, 2011, 2010 and 2009 stock options and restricted stock units totaling 2,057, 1,332 and 1,272 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

5.	Fair value of financial instruments

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

•

Level 3 — Valuations based on inputs that are unobservable and not corroborated by market data. T These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

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

The following tables summarizes by level within the fair value hierarchy “Cash and securities — segregated under federal and other regulations”, “Receivable from broker-dealers and clearing organizations”, “Securities owned, at fair value”, “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of December 31, 2011 and 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$1,960	$—	$—	$1,960

	$1,960	$—	$—	$1,960

Securities owned
Corporate equity	$950	$—	$—	$950
Listed option contracts	88	—	—	88
Municipal bonds	—	26,335	7,133	33,468
U.S. government and agency securities	180	—	—	180

	$1,218	$26,335	$7,133	$34,686

Deposits with clearing organizations
U.S. government and agency securities	$153,090	$—	$—	$153,090

	$153,090	$—	$—	$153,090

Securities sold, not yet purchased
Corporate equity	$378	$—	$—	$378
Listed option contracts	121	—	—	121

	$499	$—	$—	$499

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2010	Level 1	Total
Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$6,197	$6,197
Money market	8,000	8,000

	$14,197	$14,197

Receivable from broker-dealers and clearing organizations
U.S. government and agency securities	$2,498	$2,498

	$2,498	$2,498

Securities owned
Corporate equity	$290	$290
Listed option contracts	168	168

	$458	$458

Deposits with clearing organizations
U.S. government and agency securities	$203,843	$203,843

	$203,843	$203,843

Securities sold, not yet purchased
Corporate equity	$262	$262
Listed option contracts	287	287

	$549	$549

Level 3 assets measured at fair value on a recurring basis

The following table presents a summary of changes in the fair value of the Company’s Level 3 assets for the year ended December 31, 2011.

Balance, December 31, 2010	$—
Purchases	8,102
Unrealized loss	(969)

Balance, December 31, 2011	$7,133

6.	Segregated assets

Cash and securities segregated under U.S. federal and other regulations totaled $2,529,301 at December 31, 2011. Cash and securities segregated under federal and other regulations by PFSI totaled $2,529,301 at December 31, 2011. Of this amount, $2,121,291 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of December 31, 2011 of $2,071,723. A balance of $28,749 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of December 31, 2011 of $38,336. An additional deposit of $17,000 was made on January 4, 2012 as allowed by Rule 15c3-3. The PAIB calculation is completed in order for each introducing broker that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. The remaining balance of $379,261 was segregated for the benefit of customers pursuant to Commodity Futures Trading Commission Rule 1.20.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Additionally, $110,044 and $11,068 was segregated under similar Canadian and United Kingdom regulations, respectively and is included in assets held-for-sale in the consolidated statement of financial condition as of December 31, 2011. See Note 27. At December 31, 2010, $5,155,822 was segregated for the benefit of customers under applicable U.S. regulations. $251,823 was segregated under applicable Canadian, United Kingdom and Australian regulations and is included in assets held-for sale in the consolidated statement of financial condition.

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	December 31,
	2011	2010
Receivable:
Securities failed to deliver	$80,357	$63,334
Receivable from clearing organizations	65,956	50,853

	$146,313	$114,187

Payable:
Securities failed to receive	$64,092	$60,078
Payable to clearing organizations	69,018	18,087

	$133,110	$78,165

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

As discussed in the Company’s prior periodic filing on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011, consistent with its policy for the evaluation of collateral securing receivables from customers and correspondents and following its review of the collateral securing the Nonaccrual Receivables, the Company determined that the carrying value of its Nonaccrual Receivables was not fully realizable and recorded a charge of $43,000 in the quarter ended June 30, 2011. An important factor that prompted the Company to reevaluate its Nonaccrual Receivables in the second quarter was the reduced likelihood for expanded gaming rights in Texas in the near term. With the adjournment of the Texas Legislature on June 29, 2011 without taking up the bills that had been proposed to permit such expansion, the Company determined that, since the prospects for further consideration of legislation before the next Texas legislative session in 2013 appeared unlikely, it would be appropriate to reevaluate the value of Nonaccrual Receivables collateralized by bonds issued by the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Retama Development Corporation (“RDC”) and certain other interests in the horse racing track and real estate project (“Project”) financed by the RDC’s bonds. Based upon the Company’s re-assessment of the value of collateral securing the Nonaccrual Receivables, including review of appraisals of underlying real estate and the Project, among other factors, the Company recorded the charge against its Nonaccrual Receivables for the quarter ended June 30, 2011.

The Company also determined that it was appropriate to commence enforcement actions with respect to certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, the Company foreclosed on 1,001 shares of its common stock, which it held as collateral, at a price of $2.61 per share, the then current market price. The value of these shares, totaling $2,612, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011, the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. This foreclosure resulted in a reduction of the applicable Nonaccrual Receivables of $40,220. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables that were not subject to foreclosure, including Nonaccrual Receivables previously reserved against. The Company continues to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that the Company retains. As of December 31, 2011 and 2010, the Company had approximately $8,500, and $97,427 in Nonaccrual Receivables, net of reserves of $0 and $2,379 respectively. Of these Nonaccrual Receivables approximately $8,500, were collateralized by RDC Bonds and certain other interests in the Project at December 31, 2011. The acquired municipal bonds are included in securities owned, at fair value, while the secured debts are included in other assets.

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

There can be no assurances that the Company’s collection efforts, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that the Company will be able to realize the full value on the collateral securing the Nonaccrual Receivables, or assets acquired as a consequence of foreclosure on collateral securing Nonaccrual Receivables, as currently contemplated. Given the illiquid nature of much of the collateral, the Company anticipates that ultimate realization upon the collateral and foreclosed assets may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation. In order to support attempts to restructure the Project, the Company made an advance to the RDC of $400 on September 2, 2011 and a further advance of $400 on December 20, 2011. These advances are secured by certain real estate interests of the RDC in the Project. The Company believes that an eventual restructuring of the Project represents the best opportunity for the Company to maximize the value of its interests in the Project. The Company continues to work towards restructuring the Project with a view to encouraging a third party investment in the Project.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

9.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading securities at fair value as follows:

	December 31,
	2011	2010
Securities Owned:
Corporate equity	$950	$290
Listed option contracts	88	168
Municipal bonds	33,468	—
U.S. federal and agency securities	180	—

	$34,686	$458

Securities Sold, Not Yet Purchased:
Corporate equity	$378	$262
Listed option contracts	121	287

	$499	$549

10.	Reverse repurchase and repurchase agreements

At December 31, 2011 and 2010, the Company held reverse repurchase agreements of $0 and $91,800 included in cash and securities segregated under federal and other regulations, collateralized by U.S. federal and agency securities with a fair value of approximately $0 and $91,840. There were no repurchase agreements outstanding at December 31, 2011 and 2010.

Additionally, at December 31, 2011 and 2010, respectively, PFSC held reverse repurchase agreements of approximately $90,932 and $132,669 of reverse repurchase agreements collateralized by Canadian government obligations and corporate debt with fair values of approximately $89,776 and $133,034. At December 31, 2011 and 2010, PFSC held repurchase agreements of $6,565 and $0 collateralized by Canadian government obligations and corporate debt with a fair value of approximately $6,530 and $0, respectively. These instruments are included in assets held-for-sale and liabilities associated with assets held-for-sale.

11.	Property and equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Equipment	$34,038	$33,919
Software	69,022	60,509
Furniture	4,078	4,087
Leasehold improvements	4,160	4,204
Other	994	994

	112,292	103,713
Less accumulated depreciation and amortization	89,840	75,777

Property and equipment, net	$22,452	$27,936

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Depreciation and amortization is generally provided over three to seven years for equipment and other, over three years for software, over five years for furniture and over the lesser of the estimated useful life or lease term from three to twelve years for leasehold improvements. Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $14,977, $14,610 and $13,310, respectively.

12.	Short-term bank loans

At December 31, 2011 and 2010, the Company had $80,800 and $317,500, respectively in short-term bank loans outstanding with weighted average interest rates of approximately .8% and 1.1%, respectively. As of December 31, 2011, the Company had uncommitted lines of credit with six financial institutions. Six of these lines of credit permitted the Company to borrow up to an aggregate of approximately $269,212 while two lines do not have specified borrowing limits. These lenders have recently eliminated the Company’s ability to borrow unsecured funds, although such recent limitations have not materially adversely affected the Company’s ability to service its clients’ business. Outstanding balances of $9,302 and $20,611, respectively are included in liabilities associated with assets held-for-sale in the consolidated statements of financial position as of December 31, 2011 and 2010. See Note 27. The fair value of short-term bank loans approximates their carrying values. The short-term bank loans do not contain any covenants.

The Company also has the ability to borrow under stock loan arrangements. At December 31, 2011 and December 31, 2010, the Company had $217,030 and $619,833, respectively, in stock loan with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

13.	Notes payable

Notes payable consists of the following:

	December 31,
	2011	2010
8.00% Senior Convertible Notes with a principal amount of $60,000, unsecured. Payable in full in June 2014	$50,370	$47,141
12.50% Senior Second Lien Secured Notes with a principal amount of $200,000. Payable in full in May 2017	195,810	195,024
Bank credit line up to $7,000, unsecured, with variable rates of interest ranging from 7.00 to 7.25% at December 31, 2011. Payable in full March 31, 2012	7,000	—
Ridge Seller Note with a principal amount of $20,578, unsecured, with a variable rate of interest that approximated 5.87% and 5.80% at December 31, 2011 and 2010. Payable in full in June 2015	18,122	17,564

	$271,302	$259,729

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Convertible Notes are unsecured obligations of the Company and contain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers, consolidations and changes of control. The Convertible Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. The Company is in compliance with all covenants.

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2012 on the Convertible Notes in an amount that approximates 15.0% of $50,143, the liability component of the Convertible Notes at June 1, 2011. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2012 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $4,800, $4,800 and $2,773, related to the coupon, $2,660, $2,301 and $1,201 related to the conversion feature and $714, $714 and $417 related to various issuance costs for the years ended December 31, 2011, 2010 and 2009, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on the current estimated effective yield for the Company’s senior second lien secured notes, which approximates the estimated current borrowing rate for an instrument with similar terms (estimated to be 25.5%). At December 31, 2011 and 2010, the estimated fair value of the Convertible Notes was $41,902 and $52,677, respectively.

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

The Notes contain customary representations and covenants, such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, certain restricted payments and investments, asset sales, certain mergers, consolidations and changes of control. The Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. Pursuant to the Notes PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is in compliance with all covenants.

The Company used a part of the proceeds of the sale to pay down approximately $110,000 outstanding on its revolving credit facility (see discussion below), and used the balance of the proceeds to provide working capital, among other things, to support the correspondents the Company acquired from Ridge and for other general corporate purposes.

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the years ended December 31, 2011, 2010 and 2009 the Company recognized interest expense of $25,000, $16,319 and $0 related to the coupon and $958, $638 and $0 related to various issuance costs. At December 31, 2011 and 2010, the estimated fair value of the Notes was approximately $126,124 and $200,000, respectively.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revolving credit facility

On May 6, 2010, the Company entered into a second amended and restated credit agreement, as amended (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. As of December 31, 2011 $7,000 was outstanding under the Amended and Restated Credit Facility, which was the maximum available. Subsequent to year-end, the facility was paid down further and currently loans of approximately $300 are outstanding under this facility. The Company’s obligations under the Amended and Restated Credit Facility are supported by a guaranty from SAI and PHI and a pledge by the Company, SAI and PHI of equity interests of certain of the Company’s subsidiaries. The Amended and Restated Credit Facility is scheduled to mature on May 6, 2013. The Amended and Restated Credit Facility contains customary representations, and affirmative and negative covenants such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, investments, certain restricted payments, asset sales, certain mergers, consolidations and changes of control. The Amended and Restated Credit Facility also contains customary events of default, including failure to pay principal or interest, breach of covenants, cross-defaults to other debt in excess of $10,000, unsatisfied judgments of $10,000 or more and certain bankruptcy events. Pursuant to the Amended and Restated Credit Facility PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debt balances. The Company is also required to comply with several financial covenants, including a minimum consolidated tangible net worth, minimum fixed charges coverage ratio, maximum consolidated leverage ratio, minimum liquidity requirement and maximum capital expenditures. As of December 31, 2011 the Company was in violation of certain financial covenants as a result of its impairment charge and deferred tax asset valuation allowance. The Company’s banks provided a waiver of the applicable covenants. On October 29, 2010, the Company entered into an amendment to the Amended and Restated Credit Facility (the “First Amendment”). The First Amendment, among other things, revises certain financial covenants in the Amended and Restated Credit Facility and provides for the addition of a minimum consolidated EBITDA covenant. The First Amendment also provides additional availability under the facility in certain circumstances. On August 4, 2011, the Company entered into a second amendment to the Amended and Restated Credit Facility (the “Second Amendment”). The Second Amendment, among other things, reduces the commitment under the Amended and Restated Credit Facility, adjusts the timing of the clean down provisions of the Amended and Restated Credit Agreement that require a periodic pay down of outstanding loans for a period of at least thirty consecutive days for each six month period, including prior to the end of the calendar year, and provides for prepayments, subject to certain conditions set forth in the Second Amendment, upon certain dispositions and certain increases in capital. The Second Amendment also amends certain other covenants to provide additional flexibility for the realization, by the Company and its subsidiaries, upon collateral held by the Company or its subsidiaries, including with respect to the Nonaccrual Receivables, and the provision of greater flexibility for the Company to pursue certain strategic initiatives including certain asset sales. On December 6, 2011, the Company entered into a third amendment (the “Third Amendment”) to its Second Amended and Restated Credit Agreement. The Third Amendment, among other things, changes the scheduled maturity date to March 31, 2012, reduces the total commitment to $7,000; and modifies a number of covenants, including removing the application of certain financial covenants and eliminating the requirement to repay all outstanding loans for thirty days in each six month period. In connection with the Third Amendment, the Company repaid $18,000 of loans and kept a $7,000 balance outstanding.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% (5.87% at December 31, 2011). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 2). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2012 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the years ended December 31, 2011, 2010 and 2009, respectively, the Company recognized interest expense of $1,211, $619 and $0 associated with the coupon and $558, $263 and $0 related to the discount. The estimated fair value of the Ridge Seller Note was calculated using a discounted cash flow analysis based on the current estimated effective yield for the Company’s senior second lien secured notes, which approximates the estimated current borrowing rate for an instrument with similar terms (currently 25.5%). The estimated fair value of the Ridge Seller Note at December 31, 2011 and 2010 was $11,485 and $17,560, respectively.

Approximate future annual maturities of the Company’s notes payable at December 31, 2011 are listed below:

Amount
2012	$7,000
2013	—
2014	60,000
2015	20,578
2016	—
Thereafter	200,000

$287,578

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

14.	Stockholders’ equity

The following table details the Company’s share activity

	Preferred Stock	Common Stock	Treasury Stock
Balance, December 31, 2008	—	25,207	3,397
Issuance of common stock	—	35	—
Purchase of treasury stock	—	(77)	77
Stock-based compensation	—	275	—
Purchases under the employee stock purchase plan	—	108	—

Balance, December 31, 2009	—	25,548	3,474
Issuance of common stock	—	2,456	—
Purchase of treasury stock	—	(126)	126
Stock-based compensation	—	469	—
Purchases under the employee stock purchase plan	—	86	—
Exercise of stock options	—	21	—

Balance, December 31, 2010	—	28,454	3,600
Purchase of treasury stock	—	(1,055)	1,055
Stock-based compensation	—	235	—
Purchases under the employee stock purchase plan	—	99	—

Balance, December 31, 2011	—	27,733	4,655

Additional paid-in capital

During the years ended December 31, 2011, 2010 and 2009, the Company did not grant any stock options and granted 1,292, 407 and 207 shares of restricted stock units (“RSUs”) with a fair value of $6,228, $3,384 and $1,336, respectively. As a result, additional paid-in capital increased by $3,264, $4,981 and $5,084 during the years ended December 31, 2011, 2010 and 2009, respectively to reflect the amortization of the fair value of the stock options and RSUs. This increase included $133, 153 and $218 of expense related to features of the employee stock purchase plan (see Note 18).

Comprehensive income (loss)

Comprehensive income (loss), which is displayed in the consolidated statements of stockholders’ equity, represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations.

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(225,510)	$(19,847)	$16,011
Foreign currency translation gain (loss)	(458)	2,619	4,773

Comprehensive income (loss)	$(225,968)	$(17,228)	$20,784

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The exchange rates used in the translation of amounts into U.S. dollars are as follows:

	Year Ended December 31,
	2011	2010	2009
Canadian Dollars
Statement of operations	$1.02	$0.99	$0.88
Balance sheet	0.98	1.01	0.95
British Pounds
Statement of operations	$1.61	$1.54	$1.56
Balance sheet	1.55	1.57	1.61
Australian Dollars
Statement of operations	$1.05	$0.96	$0.90
Balance sheet	—	1.02	0.90

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at December 31, 2011, at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to December 31, 2011.

16.	Related party transactions

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

On July 18, 2006, three claimants filed separate arbitration claims with the NASD (which is now known as FINRA) against PFSI related to the sale of certain collateralized mortgage obligations by SAMCO Financial Services, Inc. (“SAMCO Financial”) to its customers. In the ensuing months, additional arbitration claims were filed against PFSI and certain of our directors and officers based upon substantially similar underlying facts. These claims generally allege, among other things, that SAMCO Financial, in its capacity as broker, and PFSI, in its capacity as the clearing broker, failed to adequately supervise certain registered representatives of SAMCO Financial, and otherwise acted improperly in connection with the sale of these securities during the time period from approximately June 2004 to May 2006. Claimants generally requested compensation for losses incurred through the depreciation in market value or liquidation of the collateralized mortgage obligations, interest on any losses suffered, punitive damages, court costs and attorneys’ fees. In addition to the arbitration claims, on March 21, 2008, Ward Insurance Company, Inc., et al, filed a claim against PFSI and Roger J. Engemoen, Jr., the Company’s Chairman of the Board, in the Superior Court of California, County of San Diego, Central District, based upon substantially similar facts. The Company has now settled all claims with respect to this matter of which the Company is aware. No further claims based on this matter are expected at this time.

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

To account for liabilities related to the aforementioned claims that may be borne by the Company, a pre-tax charge of $2,350 was recorded in the third quarter of 2008, $1,000 in the second quarter of 2010 and $206 in 2011. The Company does not anticipate further liabilities with respect to this matter.

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

Technology support and similar services are provided to SAMCO pursuant to the terms of a Transition Services Agreement entered into between the Company and SAMCO on May 16, 2006. That agreement was entered into at arm’s length and the Company believes it to be on market terms. Clearing services are provided to SAMCO Capital Markets pursuant to the terms of a clearing agreement entered into between the Company and SAMCO Capital Markets on May 19, 2005, as amended. That agreement, as amended, was also entered into at arm’s length and is similar to clearing agreements the Company enters into from time to time with other similarly situated correspondents. The Company believes the terms to be no more favorable to SAMCO Capital Markets than what the Company would offer similarly situated correspondents. In 2011 the Company generated $105 in revenue from providing technology support and similar services to SAMCO and approximately $165 in revenue from the Company’s clearing relationship with SAMCO Capital Markets.

The Company sublets space to SAMCO Capital Markets at the Company’s principal offices at 1700 Pacific Avenue in Dallas, Texas and at One Penn Plaza, in New York, NY. For each sublease, SAMCO Capital Markets is required to pay the percentage of the rental expense the Company incurs equal to the percentage of space SAMCO Capital Markets occupies. The Company believes each sublease to be on market terms. In 2011, for occupying the 20th floor of the Company’s Dallas office, SAMCO Capital Markets made payments totaling $304 to the landlord of that property. For occupying a portion of Suite 5120 in the Company’s New York office, SAMCO Capital Markets made payments totaling $40 to the landlord of that property.

Until his resignation on May 12, 2011, Mr. Thomas R. Johnson was a member of the Company’s Board of Directors. Mr. Johnson is also a member of the board of directors and the President, CEO and a stockholder of

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Call Now, Inc. (“Call Now”), a publicly traded company. Over the past several years, the Company has, through PFSI, its U.S. securities clearing broker-dealer subsidiary, extended margin credit to Call Now, among other of the Company’s related parties. Such credit has been extended in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and had not involved more than normal risk of collectability or presented other unfavorable features at the time made.

During 2010, the Company’s management worked with Call Now to restructure Call Now’s margin loans after the Company determined that certain collateral securing the margin loans had suffered reduced liquidity. As part of that restructuring, in February 2010, Call Now restructured certain of its margin debts into a secured promissory note. The largest balance that Call Now has owed under the Promissory Note and margin debts, including accrued interest, was $20,286. On August 1, 2011, in connection with the Company’s ongoing review of the margin debts owed by Call Now, the Company made demand on Call Now for the repayment of margin and other debts owed by Call Now to the Company, with the exception of the Promissory Note. Call Now failed to make payment of the amount demanded and the Company determined to commence foreclosure proceedings with respect to certain of the collateral securing the amounts owed. On August 4, 2011 the Company, therefore, foreclosed on certain collateral of Call Now comprised of 501 shares of common stock of the Company, which the Company purchased at prevailing market rates and credited the purchase price against the amounts owed by Call Now. On August 12, 2011 the Company and Call Now entered into a waiver agreement pursuant to which Call Now acknowledged its default of its obligations to the Company and waived certain rights to notice or redemption in respect of the foreclosure by the Company upon collateral provided by Call Now, other than certain municipal bonds issued by the Retama Development Corporation and certain partnership interests that were the subject to pledges to third parties. On August 30, 2011 the Company and Call Now entered into an Irrevocable Proxy in respect, among other things, of the Retama Development Corporation municipal bonds. On September 1, 2011 the Company conducted a public foreclosure sale of certain of the Call Now collateral. The Company was the successful bidder at the foreclosure sale and bid a total of $3,741 for the assets offered for sale. This bid was satisfied by crediting the purchase price against the obligations of Call Now to the Company. Following the foreclosure sale the amounts owed to the Company under the Promissory Note and margin debts was $15,252. Subsequently, in January 2012 the Company made demand on the Promissory Note and other outstanding debts of Call Now. Subsequent to year-end Call Now failed to make payment and on February 13, 2012 the Company conducted a further foreclosure sale at which the Retama Development Corporation municipal bonds previously excluded from the foreclosure sales in 2011 were offered for sale. The Company purchased the Retama Development Corporation municipal bonds for a purchase price of $7,966, which was credited against the amounts owed by Call Now. As of February 29, 2012 the outstanding balance of the debts owed to the Company by Call Now was $7,968.

Mr. Thomas Johnson has no interest in the Call Now margin account or the Promissory Note, except to the extent of his approximately 4.7% ownership interest in Call Now. Mr. Johnson abstained from voting on all matters on behalf of the Company.

Broadridge Financial Solutions, Inc. (“Broadridge”) is a significant shareholder in the Company and as of December 31, 2011, held approximately 8.9% of the Company’s issued and outstanding shares of common stock. Broadridge is also an important service provider to the Company, following the conversion of PFSI and PFSC to the Broadridge securities processing technology platform in 2011.

See Note 3 for a description of the Company’s acquisition of the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. The largest balance that the Company has owed under the Ridge Seller Note, including accrued interest, in 2011 was $21,189.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Concurrent with entering into the Ridge APA, the Company and Broadridge entered into a Master Services Agreement (the “MSA”) which provides for provision by Broadridge and its subsidiaries, including Ridge, of securities processing and back-office services to certain of the Company’s subsidiaries, including PFSI. Concurrent with the closing of Ridge APA on June 25, 2010, the Company and Broadridge also entered into a number of ancillary agreements, including an Amendment, Assignment and Assumption Agreement (the “Assignment Agreement”) and an Amendment Agreement (the “Amendment Agreement” and the Assignment Agreement are referred to together as the “Amendment Agreements”). Pursuant to the Amendment Agreements, the Company and Broadridge agreed to a number of amendments to the terms of the Asset Purchase Agreement, the MSA and certain related agreements and documents. Amendments included, among others, certain adjustments to the consideration and amounts payable pursuant to the MSA. Additionally, the term of the MSA was extended by one year, to eleven years, and the scope of services subject to the MSA was revised. The Amendment Agreements also provided for the entry of Schedules to the MSA (the “MSA Schedules”) providing for the provision of securities processing and back office services to PFSL, PFSI and PFSC. On October 13, 2011, the Company and Broadridge entered into a further Amendment Agreement providing, among other things, for the expansion of various services subject to the MSA and related MSA Schedules of PFSI and PFSC. This Amendment Agreement set a target for the Company to outsource $8,000 worth of additional services by July, 2013. The Amendment Agreement also provided that the MSA Schedule related to PFSL could be terminated without penalty. In connection with the signing of the amendment agreement, expansion of various services subject to the MSA, and to defray certain costs associated with the conversion by the Company to Broadridge’s technology platform, Broadridge made a payment to the Company of $7,000. In the event that the Company has not outsourced at least $7,000 worth of additional services to Broadridge by July 1, 2013, a penalty (proportionate to the amount by which the expanded outsources services are less than $7,000) will be payable to Broadridge. During 2011 the Company and its subsidiaries paid approximately $28,733 to Broadridge and its subsidiaries in respect of services pursuant to the MSA.

In connection with the closing of the Ridge APA, the Company and Broadridge also entered into a Stockholder’s and Registration Rights Agreement. This agreement entitles Broadridge one demand registration right and piggy back registration rights, subject to customary terms and conditions. In addition, Broadridge is entitled to sell its common stock as permitted under SEC Rule 144. In the event the Company redeems or repurchases any of its common stock, if necessary, it will repurchase the common stock on a pro rata basis on the same terms and conditions so that Broadridge’s beneficial ownership of the Company’s common stock will not exceed 9.9% of the Company’s issued and outstanding common stock following any such repurchases or redemptions.

Effective September 1, 2010, the Company entered into a consulting agreement with Holland Consulting, LLC, a company controlled by the Company’s former president, Mr. Daniel P. Son. The consulting agreement was filed as Exhibit 10.2 to Form 10-Q, which was filed with the Securities and Exchange Commission on November 9, 2010. Pursuant to the terms of the consulting agreement, Mr. Son will provide consulting services through December 31, 2012, at a rate of approximately $15 per month. The Company believes it entered into the consulting agreement on market terms, given Mr. Son’s expertise in the Company’s industry and his knowledge of the Company’s operations. In 2011, the Company paid approximately $180 to Holland Consulting, LLC for consulting services rendered by Mr. Son.

17.	Employee benefit plan

The Company sponsors a defined contribution 401(k) employee benefit plan (the “Plan”) that covers substantially all U.S. employees. Under the Plan, the Company may make a discretionary contribution. All U.S. employees are eligible to participate in the Plan, based on meeting certain age and term of employment

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

requirements. The Company contributed approximately $1,881, $2,020 and $1,963 during 2011, 2010 and 2009, respectively.

18.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 6,006 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,259 shares of common stock, net of forfeitures and tax withholdings have been granted and 2,747 shares remain available for future grants at December 31, 2011. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During 2011, 2010 and 2009 the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $46, $501 and $1,197 during the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the Money Options
		(In whole dollars)	(In years)
Outstanding, December 31, 2008	1,028	$17.35	4.78	$206
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(96)	19.35	—	—

Outstanding, December 31, 2009	932	17.13	3.91	290
Granted	—	—	—	—
Exercised	(21)	4.22	—	—
Forfeited, cancelled or expired	(144)	17.82	—	—

Outstanding, December 31, 2010	767	17.36	3.05	34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(66)	18.60	—	—

Outstanding, December 31, 2011	701	$17.24	2.11	$—

Options exercisable at December 31, 2011	701	$17.24	2.11	$—

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of the options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $100 and $0. At December 31, 2011 and 2010, the Company had approximately $0 and $49 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 0 and .51 years, respectively. Cash received from stock option exercises totaled approximately $0, $88 and $0 during the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
		(In whole dollars)	(In years)
Outstanding, December 31, 2008	749	$12.06	2.9	$5,704
Granted	207	6.72	—	—
Vested and issued	(275)	12.76	—	—
Forfeited	(107)	10.06	—	—

Outstanding, December 31, 2009	574	10.17	2.4	5,202
Granted	407	8.32	—	—
Vested and issued	(441)	9.92	—	—
Forfeited	(119)	9.37	—	—

Outstanding, December 31, 2010	421	8.83	2.1	2,061
Granted	1,292	4.82	—	—
Vested and issued	(235)	8.53	—	—
Forfeited	(193)	5.55	—	—

Outstanding, December 31, 2011	1,285	$5.35	1.8	$1,491

The Company recorded compensation expense relating to restricted stock units of approximately $3,087, $4,166 and $3,672 during the years ended December 31, 2011, 2010 and 2009, respectively. There is approximately $4,720 and $3,118 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding at December 31, 2011 and 2010, respectively.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator shall have the discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants in that particular offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of December 31, 2011, 625 shares of common stock had been reserved and 595 shares of common stock had been purchased by employees pursuant to the ESPP plan. The Company recognized expense of $133, $153 and $218 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other

In connection with severance payments made to two senior executives, 30 shares of PWI common stock were issued resulting in stock-based compensation expense of $166 for the year ended December 31, 2010.

19.	Commitments and contingencies

The Company has obligations under capital and operating leases with initial noncancelable terms in excess of one year. Minimum non-cancelable lease payments required under operating and capital leases for the years subsequent to December 31, 2011, are as follows:

	Capital Leases	Operating Leases
2012	$3,048	$4,560
2013	1,401	4,089
2014	417	3,159
2015	—	2,724
2016	—	2,094
2017 and thereafter	—	4,647

	$4,866	$21,273

The Company has recorded assets under capital leases, included in property and equipment in the consolidated statements of financial condition, with net balances of $3,022 of equipment and $103 of software at December 31, 2011 and $7,049 of equipment and $1,047 of software at December 31, 2010. The related capital lease obligations are included in accounts payable, accrued and other liabilities on the consolidated statements of financial condition.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $5,292, $4,626 and $4,483, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors that require us to indemnify our directors to the extent

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

permitted under our bylaws and applicable law. Although management is not aware of any claims, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2011.

20.	Income taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
U.S.	$(233,416)	$(20,725)	$23,605
Non-U.S.	285	294	236

	$(233,131)	$(20,431)	$23,841

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(108)	$(5,809)	$4,145
State	43	1,054	354
Non-U.S.	47	(14)	47

	(18)	(4,769)	4,546
Deferred:
Federal	$(9,246)	$(995)	$4,556
State	(800)	(66)	543
Non-U.S.	—	—	—

	(10,046)	(1,061)	5,099

Total	$(10,064)	$(5,830)	$9,645

The differences in income tax provided and the amounts determined by applying the statutory rate to income (loss) before income taxes from continuing operations results from the following:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Lower tax rates applicable to non-U.S. earnings	—	0.9	(0.1)
State and local income taxes, net of U.S. federal income tax benefits	2.2	(3.2)	2.5
Stock-based compensation	(0.2)	(4.4)	2.4
Change in valuation allowance	(32.7)	—	—
Other, net	—	0.2	0.7

	4.3%	28.5%	40.5%

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, the Company had federal net operating losses of $84,014 and $24,835, respectively as well as state net operation loss carryforward and loss carryforwards in certain foreign jurisdictions. Management has determined that a valuation allowance of $78,469 and $1,275, respectively was necessary as of December 31, 2011 and 2010 as the realization of all or a portion of the deferred tax assets was not more likely than not. All of the 2010 federal net operating loss was carried back to recover taxes paid in 2008 and 2009. Deferred taxes are included in other assets as of December 31, 2011 and accounts payable, accrued and other liabilities as of December 31, 2010.

Deferred income taxes consist of the following:

	December 31,
	2011	2010
Deferred taxes:
Bad debt allowance	$5,898	$3,495
Accrued expenses	902	2,291
Prepaid assets	(874)	(751)
Net operating loss carry forwards	34,287	1,275
Fixed asset basis differences	(5,810)	(4,656)
Intangible assets	44,714	(5,865)
Stock-based compensation	2,776	2,046
Equity component of the conversion feature attributable to senior convertible notes	(3,726)	(4,103)
Other	(135)	278
Valuation allowance	(78,469)	(1,275)
Total	$(437)	$(7,265)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Company does not anticipate the results of any open examinations would result in a material change to its financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2008	$957
Additions based on tax positions related to the current year	230
Reductions for tax positions of prior years	(191)

Balance at December 31, 2009	996
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	148

Balance at December 31, 2010	$1,223
Additions based on tax positions related to the current year	17
Reductions for tax positions of prior years	(203)

Balance at December 31, 2011	$1,037

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes. The Company recognized penalties and interest of approximately $(47), $161 and $83 respectively, for the years ended December 31, 2011, 2010 and 2009 and had accrued approximately $517 and $564 for the payment of penalties and interest at December 31, 2011 and 2010, respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2011 and 2010.

21.	Segment information

Prior to 2011, the Company was organized into operating segments based on geographic regions. Those operating segments were aggregated into three reportable segments; United States, Canada and Other. During 2011, the Company disposed its PFSA subsidiary and shut down the operations of Penson Asia. Additionally, the Company has reported the results of PFSC and PFSL as discontinued operations. As of December 31, 2011, the Company operates in only one operating segment.

22.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) as well as other capital requirements from several commodities organizations, including the CFTC, which requires the maintenance of minimum net capital, including the CFTC, which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3), the sum of 8% of customer and 8% of noncustomer commodities risk maintenance margin requirements on all positions, as these terms are defined by the CFTC, minimum NFA dollar capital requirement of $20,000 for FCM’s offering retail forex transactions, or other NFA requirement. At December 31, 2011, PFSI had net capital of $142,735, and was $116,049 in excess of its required net capital of $26,686. At December 31, 2010, PFSI had net capital of $139,495, and was $96,493 in excess of its required net capital of $43,002.

Our Penson Futures, PFSL and PFSC businesses are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their statutory minimum financial and capital requirements as of December 31, 2011. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures individually prior to the combination.

The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the subsidiaries’ ability to pay dividends and the Company’s ability to satisfy its debt obligations. PFSC and PFSL are subject to regulatory requirements in their respective countries which also limit the amount of dividends that they may be able to pay to their parent, which may be significantly in excess of the minimum requirements depending upon the restrictions placed on these companies by their respective regulators.

23.	Guarantees

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

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court.

On February 23, 2011, the federal district court held a continued status hearing, during which Penson Futures, PFFI and the Sentinel Trustee agreed that coordinated discovery with respect to the Sentinel suits against the Company and other FCMs was still proceeding. On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to add and amend claims against PFFI. No trial date has been set.

In one of the actions brought by the Sentinel Trustee against an FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI, the Sentinel Trustee has brought a motion for summary judgment on certain counts asserted against such FCM that may implicate the claims brought by the Sentinel Trustee against the Company. The FCM filed its response in August, 2011 and the Sentinel Trustee filed his reply brief in November 2011. On December 15, 2011, the National Futures Association filed an amicus curie brief in opposition to the Sentinel Trustee's summary motion and on January 11, 2012, the Commodities Futures Trading Commission filed an amicus curie brief in opposition to the Sentinel Trustee's summary judgment motion. There is no date set for the resolution of that motion.

On January 13, 2012, four FCMs whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI filed motions for summary judgment with respect to the Sentinel Trustee's claims seeking recovery of pre-bankruptcy petition transfers that may implicate the claims brought by the Sentinel Trustee by which the Trustee is seeking recovery from the Company of $14.4 million of pre-bankruptcy transfers. The federal district court has set April 13, 2012 as the deadline for the Sentinel Trustee to respond to the FCMs summary judgment motions. There is no date set for the resolution of that motion.

On February 21, 2012, the Sentinel Trustee filed a motion to set a trial date with respect to its suit against one FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI. At a hearing held on February 28, 2012, the federal district court judge set the trial for that case to commence on August 13, 2012.

On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to amend claims against Penson Futures and PFFI. On February 28, 2012, the federal district court entered an order authorizing the Sentinel Trustee to file the amended complaint and on March 7, 2012, the Sentinel Trustee filed his Second Amended Complaint. No trial date has been set with respect to the Trustee's suit against Penson Futures and PFFI.

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

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the years ended December 31, 2011, 2010 and 2009. The Company had approximately $4,700 available under the current repurchase program as of December 31, 2011; however, our Amended and Restated Credit Facility and other of our debt instruments limit our ability to repurchase our stock.

26.	Restructuring charge

In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan included both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing was completed. These payments were to occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was associated with the Company’s U.S. operations and $140 and $189, respectively related to the Company’s Canadian and U.K. operations, which have been discontinued. This charge was included in employee compensation and benefits in the consolidated statement of operations. During 2011, the Company reduced its severance liability by approximately $1,390 due to reductions in the number of employees that were eligible to receive severance payments due to voluntary terminations or transfers to other areas and made severance payments of approximately $413. The severance reserve is $213 as of December 31, 2011.

The Company initially estimated that it would incur costs of $2,141 associated with Stay Pay of which $1,808 was related to its U.S. operations, and $333 related to its Canadian and U.K. operations. The Company recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with its U.S. operations, $60 associated with its Canadian operations and $81 was associated with its U.K. operations. For the year ended December 31, 2011 the Company recorded charge of $89 associated with Stay Pay. The Company made payments of approximately $604 and has accrued $349 as of December 31, 2011 related to Stay Pay.

In September 2011, the Company commenced the closing of its Penson Asia offices. In connection with the closing the Company recorded a severance charge of approximately $129 and a charge of approximately $664 related to certain contract termination costs for the year ended December 31, 2011.

The Company accounts for its restructuring charges in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations.

27.	Discontinued operations

In August 2011, the Company committed to a plan to sell its PFSL subsidiary in the United Kingdom and its PFSA subsidiary in Australia and initiated an active program to locate buyers for each business. The Company announced the completion of its sale of PFSA on November 30, 2011, which resulted in a gain of approximately $11,500, net of tax. It also announced its plans to sell certain assets of PFSL and wind down its business on December 16, 2011. Additionally, in December 2011 the Company announced plans to sell its PFSC subsidiary. The Company discontinued its securities clearing businesses in both Canada and the U.K.

The results of the PFSC operations previously included in the Canada segment, and PFSL and PFSA operations, previously included in the Other segment, are included in loss from discontinued operations, net of tax, for all periods presented. The net assets associated with the PFSC and PFSL businesses, totaling $51,584 as of December 31, 2011 and $72,964 associated with the PFSC, PFSL and PFSA businesses as of December 31, 2010, have been reclassified to assets held-for-sale and liabilities associated with assets held-for-sale in the consolidated statements of financial condition.

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For a period of time, the Company will continue to operate the PFSC and PFSL businesses and report statement of operations activity in loss from discontinued operations, net of tax.

The following summarized financial information relate to the operations of PFSC, PFSL and PFSA that have been segregated from continuing operations and reported as discontinued operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Net revenues	$85,064	$59,556	$59,806

Income (loss) from discontinued operations before income taxes	(1,334)	(8,784)	1,994
Income tax expense (benefit)	1,109	(3,538)	179

Income (loss) from discontinued operations, net of tax	$(2,443)	$(5,246)	$1,815

The following assets and liabilities have been segregated and classified as assets held-for-sale and liabilities associated with assets held-for-sale in the consolidated statements of financial condition as of December 31, 2011 and December 31, 2010, respectively. These assets and liabilities related to the PFSC and PFSL businesses for 2011 and the PFSC, PFSL, and PFSA businesses for 2010, described above. The amounts presented below were adjusted to exclude intercompany receivables and payables between the businesses held-for-sale and the Company, which are to be excluded from the sales.

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$28,717	$83,107
Cash and securities — segregated under federal and other regulations	121,112	251,823
Receivable from broker-dealers and clearing organizations	153,895	147,162
Receivable from customers, net	407,530	609,111
Receivable from correspondents	5,949	27,017
Securities borrowed	114,161	254,121
Securities owned, at fair value	287,606	200,737
Deposits with clearing organizations	33,850	34,636
Property and equipment, net	7,683	9,807
Other assets	90,443	147,648

Assets held-for-sale	$1,250,946	$1,765,169

Liabilities
Payable to broker-dealers and clearing organizations	$133,338	$50,370
Payable to customers	681,973	1,189,891
Payable to correspondents	248,634	238,892
Short-term bank loans	9,302	20,611
Securities loaned	15,439	44,252
Securities sold, not yet purchased, at fair value	81,097	115,367
Accounts payable, accrued and other liabilities	29,579	32,822

Liabilities associated with assets held-for-sale	$1,199,362	$1,692,205

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

28.	Condensed financial statements of Penson Worldwide, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Penson Worldwide, Inc. (parent only)

Condensed Statements of Financial Condition

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$256	$921
Receivable from customers, net	14,353	—
Receivable from affiliates	213,893	237,244
Property and equipment, net	3,527	9,643
Investment in subsidiaries	55,456	243,001
Other assets	82,097	99,057

Total assets	$369,582	$589,866

Liabilities and stockholders’ equity
Notes payable	$271,302	$259,728
Accounts payable, accrued and other liabilities	22,695	29,217

Total liabilities	293,997	288,945
Total stockholders’ equity	75,585	300,921

Total liabilities and stockholders’ equity	$369,582	$589,866

Penson Worldwide, Inc. (parent only)

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Revenues	$14,020	$13,562	$5,075
Expenses
Employee compensation and benefits	7,852	15,933	12,753
Floor brokerage, exchange and clearance fees	1,778	458	—
Communications and data processing	308	2,131	2,562
Occupancy and equipment	5,619	8,176	7,170
Other expenses	6,408	5,157	4,522
Interest expense on long-term debt	40,378	30,633	10,187

	62,343	62,488	37,194

Loss before income taxes and equity in earnings of subsidiaries	(48,323)	(48,926)	(32,119)
Income tax benefit	(9,604)	(24,418)	(16,182)

Loss before equity in earnings (loss) of subsidiaries	(38,719)	(24,508)	(15,937)
Equity (deficit) in earnings (loss) of subsidiaries	(186,791)	4,661	31,948

Net income (loss)	$(225,510)	$(19,847)	$16,011

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Penson Worldwide, Inc. (parent only)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(225,510)	$(19,847)	$16,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,498	6,825	5,376
Deferred income taxes	(6,829)	(593)	5,131
Stock based compensation	3,266	4,986	5,087
Debt discount accretion	4,573	3,658	1,534
Debt issuance costs	1,858	1,805	882
Changes in operating assets and liabilities:
Net receivable/payable with affiliates	23,351	(2,404)	(62,674)
Receivable from customers, net	(14,353)	—	—
Other assets	25,102	(26,666)	1,410
Accounts payable, accrued and other liabilities	3,999	8,862	4,921

Net cash used in operating activities	(179,045)	(23,374)	(22,322)

Cash flows from investing activities:
Purchase of property and equipment, net	(1,910)	(6,620)	(9,409)
Subordinated loan to subsidiary	(10,000)	(70,000)	—
Decrease (increase) in investment in subsidiaries	187,545	(8,969)	(39,796)

Net cash used in investing activities	175,635	(85,589)	(49,205)

Cash flows from financing activities:
Net proceeds from issuance of senior second lien secured	—	193,294	—
Net proceeds from issuance of convertible notes	—	—	56,200
Proceeds from revolving credit facility	40,000	31,500	50,000
Repayments of revolving credit facility	(33,000)	(120,000)	(36,500)
Exercise of stock options	—	88	—
Excess tax benefit on exercise of stock options	—	48	27
Purchase of treasury stock	(2,824)	(878)	(676)
Issuance of common stock	190	472	656

Net cash provided by financing activities	4,366	104,524	69,707

Effect of exchange rates on cash	(1,621)	5,111	2,060

Increase (decrease) in cash and cash equivalents	(665)	672	240
Cash and cash equivalents at beginning of period	921	249	9

Cash and cash equivalents at end of period	$256	$921	$249

Supplemental cash flow disclosures:
Interest payments	$32,553	$21,130	$5,350
Income tax payments	$494	$1,402	$3,409
Supplemental disclosure of non-cash activities:
Common stock issued in connection with the Ridge acquisition	$—	$14,611	$—

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

29.	Subsequent event (unaudited)

The Company announced on March 13, 2012 that it had agreed principal terms for a proposed debt exchange offer relating to the Company’s 12.5% senior second lien secured notes due 2017 (the “Senior Secured Notes”), unsecured 8% senior convertible notes due 2014 (the “Convertible Notes”) and Broadridge Financial Solutions, Inc. (“Broadridge”) subordinated unsecured note due June 25, 2015 (the “Ridge Seller Note”). Under the terms of the proposed exchange (the “Restructuring”) the Company would exchange an aggregate of $281 million of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities. The proposed transactions are subject to approval and acceptance of debt holders, among other parties.

In connection with the proposed Restructuring, the Company and certain of its wholly owned subsidiaries have entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of its Senior Secured Notes, (ii) the holders of more than 70% of Convertible Notes, and (iii) Broadridge (such holders collectively, the “Exchanging Holders” and each such holder a “Noteholder”) pursuant to which such holders have agreed to support the Restructuring, subject to certain terms, conditions and termination events. Among other things the Restructuring Support Agreement provides that:

•

The existing $200,000 of outstanding Senior Secured Notes would be exchanged for a combination of (A) $100,000 in aggregate principal amount of 12.5% first lien senior secured notes (payable in kind) (the “New Senior Secured Notes”) and (B) $100,000 aggregate liquidation preference of newly issued Series A preferred stock (the “Series A Senior Preferred Stock”).

The New Senior Secured Notes will mature on April 1, 2017. The Series A Senior Preferred Stock will have a 12.5% cumulative dividend accruing semi-annually (payable in kind) and a senior liquidation preference, due for redemption on the fifth anniversary of the consummation of the Restructuring. The Series A Senior Preferred Stock shall not be convertible into shares of the Company’s common stock.

•

The existing $60,000 of outstanding Convertible Notes would be exchanged for a combination of (A) $5 million in aggregate principal amount of New Senior Secured Notes, (B) $20 million aggregate liquidation preference of Series A Senior Preferred Stock, (C) $35,000 aggregate liquidation preference of newly issued Series B preferred stock (the “Series B Preferred Stock”) and (D) newly issued shares of common stock of the Company which will represent 51.6% of the outstanding shares of common stock of the Company upon consummation of the Restructuring. The Series B Preferred Stock will have a 12.5% cumulative dividend accruing semi-annually (payable in kind) and a perpetual junior liquidating preference to the Series A Senior Preferred Stock. The Series B Preferred Stock shall not be convertible into shares of the Company’s common stock.

•

The existing Ridge Seller Note would be exchanged for newly issued shares of common stock of the Company which will represent 9.9% of the outstanding shares of common stock of the Company upon consummation of the Restructuring.

In addition, the Company and Broadridge have agreed to modify certain agreements relating to the master Services Agreement between Broadridge and the Company and related schedules.

Following completion of the Restructuring, the Company will have seven authorized directors. Until the Series A Senior Preferred Stock has been redeemed in full, (i) holders of the Series A Senior Preferred Stock will be entitled to elect up to four directors, (ii) holders of the Series B Preferred Stock will be entitled to elect one director and (iii) holders of common stock will be entitled to elect two directors, voting together with the Series A Senior Preferred Stock, which preferred stock will control such vote, with one such director being the Company’s Chief Executive Officer. After the Series A Senior Preferred Stock has been redeemed in full, then,

Penson Worldwide, Inc.

Notes to the Consolidated Financial Statements — (Continued)

until the Series B Preferred Stock has been redeemed in full, holders of the Series B Preferred Stock will be entitled to elect up to four directors and holders of common stock will be entitled to elect three directors.

Under the Restructuring Agreement, the Exchanging Holders have agreed to support the Restructuring, subject to the satisfaction of various conditions. Among other things, the Restructuring is conditioned upon:

•	The execution of mutually acceptable definitive agreements covering the terms of the Restructuring;

•	The acceptance of the terms of the Restructuring by the holders of at least 95% of the Senior Secured Notes and at least 95% of the Convertible Notes;

•	Making all appropriate filings with, and receipt of applicable approvals from FINRA;

•	Receipt of any required waivers and approvals from NASDAQ in connection with the consummation of the Restructuring; and

•	The approval of all other applicable governmental and regulatory authorities.

A copy of the form of Restructuring Support Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012.

The New Senior Secured Notes, the Series A Senior Preferred Stock, the Series B Preferred Stock, the common stock and the proposed exchange offer have not been registered under the Securities Act of 1933, or any applicable state securities laws and may not be offered, sold or exchanged in the United States, absent registration or an applicable exemption from such registration requirements.

INDEX TO EXHIBITS

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

2.1	Asset Purchase Agreement by and between SAI Holdings, Inc. and Schonfeld Securities, LLC, dated as of November 20, 2006	8-K	001-32878	2.1	11/21/06

2.2	Letter Agreement, dated as of October 8, 2007, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, Opus Trading Fund LLC and Quantitative Trading Strategies LLC	8-K	001-32878	2.1	10/12/07

2.3	Letter Agreement, dated as of April 22, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Schonfeld Group Holdings LLC, Schonfeld Securities, LLC, and Opus Trading Fund LLC	8-K	001-32878	2.1	4/28/10

2.4†	Asset Purchase Agreement by and among Penson Worldwide, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc., dated November 2, 2009	10-K	001-32878	2.4	3/5/10

3.1	Form of Amended and Restated Certificate of Incorporation of Penson Worldwide, Inc.	S-1/A	333-127385	3.1	5/1/06

3.2	Form of Third Amended and Restated Bylaws of Penson Worldwide, Inc.	8-K	001-32878	3.2	6/5/09

4.1	Specimen certificate for shares of Common Stock	S-1	333-127385	4.1	4/24/06

4.2+	Amended and Restated Registration Rights Agreement between Roger J. Engemoen, Jr., Philip A. Pendergraft and Daniel P. Son and Penson Worldwide, Inc. dated November 30, 2000	S-1	333-127385	4.2	8/10/05

4.3	Indenture, dated June 3, 2009, between Penson Worldwide, Inc. and U.S. Bank National Association	8-K	001-32878	4.1	6/5/09

4.4	Form of 8.00% Senior Convertible Note due 2014	8-K	001-32878	4.2	6/5/09

4.5	Indenture, dated May 6, 2010, between Penson Worldwide, Inc. and U.S. Bank National Association	8-K	001-32878	4.1	5/7/10

4.6	Form of 12.5% Senior Second Lien Secured Notes due 2017	8-K	001-32878	4.2	5/7/10

10.1+	Penson Worldwide, Inc. Amended and Restated 2000 Stock Incentive Plan	DEF 14A	001-32878	Appendix A	4/8/09

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

10.2+	Penson Worldwide, Inc. 2005 Employee Stock Purchase Plan	S-1/A	333-127385	10.2	4/24/06

10.3	1700 Pacific Avenue Office Lease by and between F/P/D Master Lease, Inc. and Penson Financial Services, Inc. (f/k/a Service Asset Management Company) dated May 20, 1998 as amended July 16, 1998, February 17, 1999, September 20, 1999, November 30, 1999, May 25, 2000 and January 9, 2001	S-1	333-127385	10.3	8/10/05

10.4	Lease of Premises between Downing Street Holdings (330 Bay St), Inc. and Penson Financial Services Canada Inc. (one of our subsidiaries) dated September 17, 2002	S-1	333-127385	10.4	8/10/05

10.5	Offer to Lease between Penson Financial Services Canada Inc. and 360 St-Jacques Nova Scotia Company dated October 14, 2003	S-1	333-127385	10.5	8/10/05

10.6	Lease agreement between Derwent Valley London Limited, Derwent Valley Central Limited, Penson Financial Services Limited, and Penson Worldwide, Inc. effective August 11, 2005	S-1	333-127385	10.6	8/10/05

10.7†	Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	S-1/A	333-127385	10.11	8/10/05

10.8	Form of SAMCO Reorganization Agreement by and between Penson Worldwide, Inc., SAI Holdings, Inc. and Penson Financial Services, Inc. and SAMCO Capital Markets, Inc. and SAMCO Holdings, Inc.	S-1/A	333-127385	10.12	5/1/06

10.9	Form of Transition Services Agreement by and between SAMCO Holdings, Inc. and Penson Worldwide, Inc.	S-1/A	333-127385	10.13	5/1/06

10.10+	Employment Letter Agreement between the Company and Andrew Koslow dated August 26, 2002	S-1	333-127385	10.15	8/10/05

10.11+*	Second Amendment to Employment Letter Agreement between the Company and Andrew Koslow, dated February 10, 2012

10.12+	Form of Indemnification Agreement entered into between Penson Worldwide, Inc. and its officers and directors	S-1	333-127385	10.16	8/10/05

10.13+*	Executive Employment Agreement between the Company and Bryce B. Engel, dated February 2, 2012

10.14	Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC in favor of SAI Holdings, Inc. and Penson Financial Services, Inc.	8-K	001-32878	10.3	11/21/06

10.15	Unconditional Guaranty Agreement made as of November 20, 2006 by Schonfeld Group Holdings LLC, Schonfeld Securities LLC and Steven B. Schonfeld in favor of Penson Financial Services, Inc.	8-K	001-32878	10.4	11/21/06

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

10.16	Termination/Compensation Payment Agreement, dated as of November 20, 2006, by and among Opus Trading Fund LLC, Quantitative Trading Solutions, LLC and Penson Financial Services, Inc.	8-K	001-32878	10.5	11/21/06

10.17+	Employment Letter Agreement between the Company and Kevin W. McAleer dated February 15, 2006	S-1/A	333-127385	10.22	3/21/06

10.18+	Executive Employment Agreement between the Company and Philip A. Pendergraft dated April 21, 2006	S-1/A	333-127385	10.23	5/1/06

10.19+	Amended and Restated Executive Employment Agreement between the Company and Philip A. Pendergraft, dated December 31, 2008	10-K	001-32878	10.45	3/16/09

10.20+*	Amendment to Amended and Restated Executive Employment Agreement between the Company and Philip A. Pendergraft, dated February 2, 2012

10.21	Eighth Amendment to 1700 Pacific Avenue Office Lease by and between Berkeley First City, Ltd. and Penson Worldwide, Inc. dated April 12, 2006	S-1/A	333-127385	10.25	5/9/06

10.22†	Amendment to Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	8-K	001-32878	10.10	7/31/06

10.23	Letter Agreement dated February 16th, 2007, amending that certain Purchase Agreement dated as of November 6, 2006 among Goldenberg Hehmeyer & Co., Goldenberg LLC, Hehmeyer LLC, GH Trading LLC, GHCO Partners LLC, Christopher Hehmeyer, Ralph Goldenberg, SAI Holdings, Inc., GH1 Inc. and GH2 LLC and Christopher Hehmeyer in his capacity as Seller’s Representative	8-K	001-32878	10.2	2/16/07

10.24†	Schedule E, dated July 23, 2007, to the Remote Processing Agreement between Penson Worldwide, Inc. and SunGard Data Systems Inc. dated July 10, 1995, as amended September 13, 1996 and August 1, 2002	10-Q	001-32878	10.2	11/13/07

10.25+	Amended and Restated Executive Employment Agreement between the Company and Daniel P. Son, dated December 31, 2008	10-K	001-32878	10.44	3/16/09

10.26+	Amendment to Compensation Letter between the Company and Andrew B. Koslow, dated December 31, 2008	10-K	001-32878	10.46	3/16/09

10.27+	Amendment to Compensation Letter between the Company and Kevin W. McAleer, dated December 31, 2008	10-K	001-32878	10.47	3/16/09

10.28	Purchase Agreement by and among Penson Worldwide, Inc. and J.P. Morgan Securities Inc. and Morgan Keegan & Company, Inc., dated May 28, 2009	8-K	001-32878	10.1	5/29/09

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

10.29+	2010 Executive Bonus Plan	8-K	001-32878	10.1	2/16/10

10.30	Purchase Agreement, dated April 29, 2010, between Penson Worldwide, Inc., Penson Holdings, Inc., SAI Holdings, Inc. and J.P. Morgan Securities, Inc., as representative of the initial purchasers	8-K	001-32878	10.1	4/30/10

10.31†	Amendment Agreement, dated June 25, 2010, among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Financial Services, Inc., Penson Financial Services Ltd, Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc. and Ridge Clearing & Outsourcing Solutions Limited	10-Q	001-32878	10.2	8/6/10

10.32	Seller Note, dated June 25, 2010, with Penson Worldwide, Inc., as Issuer and Broadridge Financial Solutions, Inc., as Payee	10-Q	001-32878	10.4	8/6/10

10.33	Amended and Restated Pledge Agreement, dated as of May 6, 2010, with Penson Worldwide, Inc., Penson Holdings, Inc., and SAI Holdings, Inc. as pledgors, in favor of Regions Bank	10-Q	001-32878	10.6	8/6/10

10.34	Intercreditor Agreement, dated as of May 6, 2010, between Regions Bank, U.S. Bank National Association, Penson Worldwide, Inc., Penson Holdings, Inc., and SAI Holdings, Inc.	10Q	001-32878	10.7	8/6/10

10.35	Amended and Restated Guaranty, dated May 6, 2010, with SAI Holdings, Inc., and Penson Holdings, Inc.	10-Q	001-32878	10.8	8/6/10

10.36†	Amendment, Assignment and Assumption Agreement, dated June 25, 2010 among Penson Worldwide, Inc., SAI Holdings, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc.	10-Q/A	001-32878	10.3	9/16/10

10.37†	Second Amended and Restated Credit Agreement, dated the 6th day of May, 2010, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q/A	001-32878	10.5	9/16/10

10.38†	Master Services Agreement by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009	10-K	001-32878	10.34	3/5/10

10.39†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services, Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009	10-K	001-32878	10.35	3/5/10

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

10.40†	Service Bureau and Operations Support Services Schedule to the Master Services Agreement between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc., dated November 2, 2009, by and between Penson Financial Services Canada Inc. and Ridge Clearing & Outsourcing Solutions, Inc. dated November 2, 2009	10-K	001-32878	10.36	3/5/10

10.41+	Letter Agreement, effective August 31, 2010, between Penson Worldwide, Inc. and Daniel P. Son	10-Q	001-32878	10.1	11/9/10

10.42+	Consulting Agreement, effective September 1, 2010, between Penson Worldwide, Inc. and Holland Consulting, LLC	10-Q	001-32878	10.2	11/9/10

10.43	First Amendment to the Second Amended and Restated Credit Agreement, dated the 29th day of October, 2010, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-K	001-32878	10.43	3/3/11

10.44†	Second Amendment to the Second Amended and Restated Credit Agreement, dated the 4th day of August, 2011, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto	10-Q	001-32878	10.1	11/9/11

10.45*†	Third Amendment to the Second Amended and Restated Credit Agreement, dated the 6th day of December, 2011, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto

10.46*†	Amendment Agreement among the Company, SAI, PFSI, PFSL, PFSC, Broadridge, Ridge, Broadridge Canada and Ridge UK, dated October 11, 2011.

10.47*	Amended and Restated Seller Note, effective July 1, 2011, with Penson Worldwide, Inc., as Issuer and Broadridge Financial Solutions, Inc., as Payee

10.48*+	Separation Agreement, dated January 31, 2012, between C. William Yancey and PFSI

10.49*	Share Purchase Agreement by and between Pershing Group, LLC and the Company, dated November 22, 2011.

11.1	Statement regarding computation of per share earnings	S-1/A	333-127385	11.1	5/1/06

12.1*	Statement regarding computation of ratios

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, LLP

		Incorporated by Reference			Filing Date
Exhibit	Name of Exhibit	Form	File Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following materials from Penson Worldwide, Inc.'s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements tagged as blocks of text

*	Filed herewith.
+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.