Form 10-Q
period 2012-03-31
PENSON WORLDWIDE INC
filed 2012-05-15
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012, there were 28,019,900 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Penson Worldwide, Inc.

Condensed Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except par values)
ASSETS
Cash and cash equivalents	$22,599	$43,509
Cash and securities — segregated under federal and other regulations (including securities at fair value of $20 at March 31, 2012 and $1,960 at December 31, 2011)	2,719,217	2,529,301
Receivable from broker-dealers and clearing organizations	395,381	146,313
Receivable from customers, net	1,012,107	983,420
Receivable from correspondents	82,108	74,521
Securities borrowed	363,104	544,109
Securities owned, at fair value	32,201	34,686
Deposits with clearing organizations (including securities at fair value of $297,463 at March 31, 2012 and $153,090 at December 31, 2011)	555,629	496,775
Property and equipment, net	20,246	22,452
Other assets	76,318	71,374
Assets held-for-sale	1,683,918	1,250,946

Total assets	$6,962,828	$6,197,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$354,847	$133,110
Payable to customers	3,806,637	3,692,140
Payable to correspondents	129,546	124,863
Short-term bank loans	88,500	80,800
Notes payable	265,454	271,302
Securities loaned	577,353	549,166
Securities sold, not yet purchased, at fair value	571	499
Accounts payable, accrued and other liabilities	74,955	70,579
Liabilities associated with assets held-for-sale	1,636,415	1,199,362

Total liabilities	6,934,278	6,121,821

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,798 shares issued and 28,010 outstanding as of March 31, 2012; 32,388 shares issued and 27,733 outstanding as of December 31, 2011	328	324
Additional paid-in capital	282,823	281,922
Accumulated other comprehensive income	4,597	3,909
Accumulated deficit	(201,349)	(152,875)
Treasury stock, at cost; 4,788 and 4,655 shares of common stock at March 31, 2012 and December 31, 2011	(57,849)	(57,695)

Total stockholders’ equity	28,550	75,585

Total liabilities and stockholders’ equity	$6,962,828	$6,197,406

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Revenues
Clearing and commission fees	$19,223	$30,374
Technology	5,252	6,020
Interest, gross	12,271	23,916
Other	(2,985)	9,193

Total revenues	33,761	69,503
Interest expense from securities operations	4,481	6,210

Net revenues	29,280	63,293

Expenses
Employee compensation and benefits	19,996	20,260
Floor brokerage, exchange and clearance fees	7,966	9,183
Communications and data processing	16,893	14,664
Occupancy and equipment	4,590	5,792
Bad debt expense	2,692	194
Other expenses	10,595	6,744
Interest expense on long-term debt	9,538	9,711

	72,270	66,548

Loss from continuing operations before income taxes	(42,990)	(3,255)
Income tax expense (benefit)	97	(1,811)

Loss from continuing operations	(43,087)	(1,444)

Loss from discontinued operations, net of tax of $(710) and $57, respectively	(5,387)	(1,417)

Net loss	$(48,474)	$(2,861)

Loss per share — basic and diluted:
Loss per share from continuing operations	$(1.54)	$(0.05)
Loss per share from discontinued operations	$(0.19)	$(0.05)

Loss per share	$(1.73)	$(0.10)

Weighted average common shares outstanding — basic and diluted	27,975	28,478
Other comprehensive loss, before tax:
Foreign currency translation adjustments	$1,131	$1,674
Income tax expense related to items of other comprehensive income (loss)	443	656

Other comprehensive income, net of tax:	688	1,018

Comprehensive loss	$(47,786)	$(1,843)

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Common Stock		Additional paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
	(Unaudited)
	(In thousands)
Balance, December 31, 2011	$—	27,733	$324	$281,922	$(57,695)	$3,909	$(152,875)	$75,585
Net loss	—	—	—	—	—	—	(48,474)	(48,474)
Foreign currency translation adjustments, net of tax of $443	—	—	—	—	—	688	—	688
Purchase of treasury stock	—	(133)	—	—	(154)	—	—	(154)
Stock-based compensation expense	—	410	4	901	—	—	—	905

Balance, March 31, 2012	$—	28,010	$328	$282,823	$(57,849)	$4,597	$(201,349)	$28,550

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,474)	$(2,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	5,387	1,417
Depreciation and amortization	3,543	4,872
Stock-based compensation	905	975
Debt discount accretion	1,152	1,106
Debt issuance costs	399	268
Contingent consideration accretion	—	100
Bad debt expense	2,692	194
Write-down to fair value of RDC related municipal bonds	8,799	—
Changes in operating assets and liabilities exclusive of effects of business combinations and discontinued operations:
Cash and securities — segregated under federal and other regulations	(189,916)	(234,913)
Net receivable/payable with customers	83,834	482,741
Net receivable/payable with correspondents	(2,904)	(54,262)
Securities borrowed	181,005	(397,847)
Securities owned	(6,314)	(4)
Deposits with clearing organizations	(58,855)	(54,826)
Other assets	(6,964)	(7,659)
Net receivable/payable with broker-dealers and clearing organizations	(27,330)	(9,408)
Securities loaned	28,188	248,009
Securities sold, not yet purchased	72	189
Accounts payable, accrued and other liabilities	4,513	(5,205)

Net cash used in operating activities of continuing operations	(20,268)	(27,114)

Cash flows from investing activities:
Business combinations, net of cash acquired	(500)	—
Purchase of property and equipment	(431)	(2,701)

Net cash used in investing activities of continuing operations	(931)	(2,701)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	25,000
Repayments of revolving credit facility	(7,000)	(15,000)
Net borrowings on short-term bank loans	7,700	300
Purchase of treasury stock	(154)	(116)

Net cash provided by financing activities of continuing operations	546	10,184

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(98,511)	47,405
Net cash used in investing activities of discontinued operations	(211)	(972)
Net cash provided by (used in) financing activities of discontinued operations	72,894	(20,372)

Net cash flows provided by (used in) discontinued operations	(25,828)	26,061

Effect of exchange rates on cash	1,303	1,219

Increase (decrease) in cash and cash equivalents	(45,178)	7,649
Cash and cash equivalents at beginning of period	72,226	138,614

Cash and cash equivalents at end of period	$27,048	$146,263

Supplemental cash flow disclosures:
Interest payments	$1,551	$2,463
Income tax payments	$125	$275

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data or where noted)

1.	Basis of Presentation

Organization and business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI currently conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), Penson Financial Services Ltd. (“PFSL”), and Nexa Technologies, Inc. (“Nexa”). During fiscal year 2011, the Company also conducted business through Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). On August 31, 2011 Penson Futures was combined with PFSI and now operates as a division of PFSI (references to Penson Futures after August 31, 2011 are references to the futures division of PFSI). On November 30, 2011, the Company announced that it had sold PFSA to BNY Mellon Company. On December 16, 2011, the Company announced that it will cease operations of its PFSL subsidiary in 2012. During the fourth quarter of 2011, the Company ceased operations of Penson Asia. The Company has engaged investment bankers to assist in the anticipated sale of PFSC expected to close in 2012. The Company has accounted for the operations of PFSA, PFSC and PFSL as discontinued operations and has reclassified its operations for all periods presented. Through its remaining operating subsidiaries, the Company provides securities and futures clearing services including integrated trade execution, foreign exchange trading, custody services, trade settlement, technology services, risk management services, customer account processing and customized data processing services. The Company also participates in margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities.

PFSI is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), a member of the New York Stock Exchange (“NYSE”) and a member of the Financial Industry Regulatory Authority (“FINRA”) and is licensed to do business in all fifty states of the United States of America and certain territories. PFSI is also a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), and various futures exchanges. PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). PFSL provides settlement services to the European financial community and is regulated by the Financial Services Authority and is a member of the London Stock Exchange.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of PFSC, PFSL and PFSA have been presented as assets held-for-sale and liabilities associated with assets held-for sale on the consolidated statements of financial condition and in discontinued operations, net of income tax on the consolidated statements of comprehensive loss. See Note 20.

The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.

In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of comprehensive loss, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2011, as filed with the SEC on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Discontinued Operations — Long-lived assets classified as held for-sale are measured and reported at the lower of their carrying amount or fair value less cost to sell.

Reclassifications — The Company has reclassified prior period amounts associated with bad debt expense and discontinued operations to conform to the current year’s presentation. The reclassifications had no effect on the condensed consolidated statements of operations, stockholders’ equity or cash flows as previously reported.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

2.	Planned Exchanged Offer and Liquidity and Capital Resources

Planned Exchange Offer

As previously announced, we and certain of our subsidiaries entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of our 12.5% senior second lien secured notes due 2017 (the “Senior Secured Second Lien Notes”), (ii) the holders of over 70% of our unsecured 8% senior convertible notes due 2014 (the “Senior Convertible Notes”), and (iii)

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Broadridge (such holders collectively, the “Debt Holders”). Under the terms of the Restructuring Support Agreement, the Debt Holders agreed to support an exchange offer pursuant to which we would exchange an aggregate of $281 million face value of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities (the “Restructuring”). Since entering the Restructuring Support Agreement, we have discussed the detailed terms of the proposed exchange with certain substantial Debt Holders, including several potential significant revisions to the Restructuring. The restructuring of our senior debt pursuant to the Restructuring, however, remains incomplete and we and the substantial Debt Holders have been unable to reach a satisfactory agreement on the terms for concluding the Restructuring. By its terms, the Restructuring Support Agreement became terminable by the Debt Holders if the exchange offer had not been launched by May 14, 2012. In light of this we expect that the Restructuring Support Agreement will lapse. However, we intend to commence negotiations with the Debt Holders to seek to renegotiate the exchange offer. There can be no guarantee, however, that we and the Debt Holders will reach agreement on terms of a revised restructuring. While we continue to believe that such a restructuring is in the best interests of its various stakeholders, in the absence of a satisfactory restructuring we may need to consider alternative options, including potentially a winding down or liquidation of our operations, or even a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.

Liquidity and capital resources

As discussed in greater detail below, the principal sources of liquidity for our clearing business are client deposits, collateralized loans, existing net capital at the broker-dealer subsidiaries, borrowings at the parent level, and cash generated from operations, if applicable. In turn, the principal uses of cash are to support our business in the settlement of client trades, margin lending, other clearing broker-dealer requirements, operating expenses and principal and interest payments of our long term debt.

We seek to establish sufficient borrowing capacity at our broker-dealers to cover anticipated liquidity requirements. Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2012, we had available uncommitted lines of credit with five financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. During the first quarter of 2012 we utilized five uncommitted lines of credit. One lender has temporarily suspended further borrowing pending the results of the Restructuring, though the facility remains in place. Additionally, another lender notified us that they expect to stop providing uncommitted lines of credit to it. We have recently entered into an additional uncommitted secured line of credit with an additional lender in part to replace that facility. Four of these uncommitted lines of credit permitted us to borrow up to an aggregate of approximately $313.9 million while one line had no stated limit. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements, though none of these facilities is committed. Further, since stock loan borrowings are secured, our ability to borrow is limited by our available collateral pool and advance rates offered by counterparties against that collateral.

Our broker-dealer bank debt facilities are typically secured, uncommitted and on demand. Therefore, our lenders can refuse to extend loans, limit the size of loans, increase the amount of collateral required to support loans, or require repayment of outstanding loans. This can severely impact our liquidity resources. Furthermore, the type of business a correspondent or client transacts with us can create liquidity needs. For example, options trades do not create collateral for the broker-dealer to utilize for settlement, but the trade does create operating requirements such as the broker-dealer margin requirement at the Options Clearing Corporation (“OCC”). If the outstanding options positions create a margin deposit requirement at the OCC, and there is no underlying collateral to post, the broker-dealer must utilize other available collateral. Borrowings under stock loan arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

In contrast to the cash requirements to support our clearing business for our correspondents and customers at our operating subsidiaries, the requirements for supporting our long-term debt obligations and operating expenses are relatively predictable and fixed. In addition to the principal and interest payment obligations on our long term debt discussed below, the principal operating expense requirements are our compensation expense, lease obligations and technology and back office support system expenses. These obligations are principally satisfied from cash generated by our broker-dealer subsidiaries, existing net capital at our broker-dealer subsidiaries and borrowings at the parent level. Our ability to incur additional borrowing at the parent level, outside of our existing credit facilities, is limited by our existing debt facilities and the ability of our parent to access cash generated by our operating subsidiaries to meet operating expenses and debt obligations at a parent company level is potentially subject to restrictions imposed by the various regulators of our operating subsidiaries.

In the event that we are able to complete a Restructuring or alternative restructuring of our senior debt, we expect that the reduction in cash interest expense will increase our liquidity. The original terms of the Restructuring, and possibly any revised Restructuring, would result in significant voting rights being exercised by the Debt Holders. The transfer of such voting rights would constitute a change of control for a number of our agreements, including our master equipment lease facility. The lender on our equipment lease facility has agreed to waive any default that would be occasioned by such a change of control.

Operating Liquidity — As of March 31, 2012, PFSI had available margin lending collateral of $1.4 billion and stock borrow collateral of $363.1 million. In contrast, PFSI utilized $577.4 million of collateral for securities lending, $112.5 million pledged to support bank loans, and $727.2 million to support clearing organization deposit requirements.

Below is a schedule of the top secured lending counterparties and outstanding balances for our U.S. operations:

	March 31,	December 31,
	2012	2011
	(In thousands)
Banks:
Bank A	$25,000	$—
Bank B	63,500	—
Bank C	—	80,800

	$88,500	$80,800

	March 31,	December 31,
	2012	2011
	(In thousands)
Securities Lending:
OCC Hedge Program	$256,991	$185,473
Counterparty A	159,506	141,075
Counterparty B	51,775	67,316
Counterparty C	26,296	13,984
Counterparty D	19,566	12,050
Other	63,219	129,268

	$577,353	$549,166

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

We maintain an open dialogue, and regularly review our liquidity needs and credit facilities, with our banking partners and regulators.

During the course of 2011 we experienced a reduction in stock lending activity. We believe that was in keeping with reductions overall in the market, though we believe that our stock price decline may have contributed to a number of counterparties reducing their counterparty exposure to us. At March 31, 2012, we had approximately $400.1 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities. During the quarter ended March 31, 2012 our average daily stock loans outstanding was approximately $140.1 million while the maximum daily amount outstanding was approximately $449.2 million. Over the first quarter of 2012, more of our stock loan business has been conducted through the Options Clearing Corporation’s (“OCC”) hedge program. This program provides additional credit enhancements to our counterparties although it has the effect of increasing the cost of such securities lending. Through the OCC hedge program, the counterparty has replaced the Company as their counterparty risk with the OCC. The OCC is a “AAA” rated organization and is known throughout the industry for their excellent risk management tools. While this is a viable option for the Company and provides access to greater liquidity, the downside is that the OCC will assess the risk each day in the portfolio and increase or decrease their margin requirements. We expect therefore that overall margin requirements to support our securities lending will increase due to the increase in the portfolio in the OCC hedge program. This requirement in turn requires us to use broker-dealer assets to meet the margin requirements, thereby reducing liquidity. Since December 31, 2011, the balance increased approximately $71.5 million which supports the balance in the program of $257.0 million as of March 31, 2012. As of May 4, 2012, the balance increased approximately $39.6 million since March 31, 2012.

Our bank lenders have eliminated our ability to borrow unsecured funds, although such limitations have not materially adversely affected our ability to service our clients’ business. As of March 31, 2012, we had approximately $170.7 million in short-term bank loans outstanding, which left approximately $143.2 million potentially available under our uncommitted lines of credit with stated limitations. During the quarter ended March 31, 2012 our average daily bank loans outstanding was approximately $115.6 million while the maximum daily amount outstanding was approximately $271.5 million. As of March 31, 2012 our short term bank loans were secured by approximately $256.5 million in collateral.

The amount of collateral available to be pledged to secure short term borrowings varies on a daily basis based on customer activity, including the level of customer margin balances. Equally the amount that can be borrowed against available collateral varies depending, among other things the type of collateral loan, whether borrowings are in the form of stock loans or bank loan, the advance rates offered by our counterparties and restrictions imposed by the regulations governing the pool of available collateral and hypothecation of customer securities. Similarly, our cash requirements fluctuate significantly based on a variety of factors including client trading activity, the mix of client business, volatility of unsettled trades, volatility of outstanding option trades and other reasons. As broker dealers and futures commission merchants our operating subsidiaries are required to segregate customer funds. Each week our U.S. broker-dealer subsidiary completes 15c3-3 reserve calculations. If aggregate credits (client deposits, securities lending) are greater than aggregate debits (margin lending, securities borrowed), the excess balance is maintained as segregated client funds. The need to maintain segregation of customer funds reduces the cash and securities available for use by the broker dealer since a customer’s funds “locked up” in segregated funds cannot be used to settle that customer’s trades until a new reserve calculation has been completed. Consequently, the degree of required segregation and timing of reserve calculations can, adversely impact the liquidity of a broker- dealer. Reserve calculations are often conducted less frequently than a customer’s trading activity, resulting in a difference between the release of customer funds from segregation and the need to settle a customer’s trade in the market. The broker-dealer will therefore need to fund this settlement activity from alternative sources of cash, typically by either utilizing new client deposits, its firm capital, or utilizing collateral from its margin lending business. Such utilization, however, can itself impact future 15c3-3

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

calculations. For example, if a broker-dealer utilizes collateral from its margin lending business, that will increase the 15c3-3 credits for the purposes of its 15c3-3 reserve calculations. This increase in turn is offset by a decrease in the client’s cash (already in the 15c3-3 calculation), so the net result is the firm did not utilize the client’s money to settle the trade, instead it utilized its collateral, which is a use of the broker dealer’s liquidity. For a further description of our Rule 15c3-3 reserve requirements, see Note 6 to our unaudited interim consolidated financial statements.

As noted above, the liquidity needs of our broker dealer subsidiaries are principally driven by the requirements to support the trading activities of correspondents and their customers. We regularly review the liquidity requirements of our operating subsidiaries and the correspondent and customer activity impacting on those liquidity requirements. Where necessary, we seek to limit liquidity impacts by requiring additional deposits, limiting particular trading activity, or limiting the types of correspondents or customers that we will support. For example, during 2011 we reduced our exposure to the trading of low priced securities and deconverted the majority of the business of TD Ameritrade, Inc., f/k/a thinkorswim, Inc. Both of these actions had the effect of reducing the significant liquidity requirements associated with those lines of business. During the first quarter of 2012 the Company utilized five uncommitted lines of credit. One lender has temporarily suspended further borrowing pending the results of the Restructuring, though the facility remains in place. Additionally, another lender notified the Company that they expect to stop providing uncommitted lines of credit to it. The Company has recently entered into an additional uncommitted secured line of credit with another lender in part to replace that facility.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary significantly from period to period.

Capital Resources — In general, our capital resources are the existing capital in our businesses, operating income, if applicable, and access to third party financing. Our broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. Most jurisdictions also have early warning capital levels which are significantly higher than minimum requirements. At March 31, 2012, PFSI had net capital of $119.1 million. This amount was $88.2 million in excess of its minimum 2% capital requirement under the alternative method of $30.9 million, and $41.8 million in excess of the early warning 5% capital requirement under the alternative method of $77.3 million. The net capital as of March 31, 2012 was $34.0 million in excess of the 5.5% capital requirement of $85.1 million. At March 31, 2012, PFSC had risk adjusted capital of approximately $26.4 million and had early warning excess of approximately $20.3 million. For the past two quarters the U.S. broker-dealer has operated at a loss. This reduces our capital resources.

Our principal U.S. subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) as well as other capital requirements from several commodities organizations, including the CFTC, which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”), the sum of 8% of customer and 8% of noncustomer commodities risk maintenance requirements on all positions, as these terms are defined by the CFTC, minimum NFA dollar capital requirement of $20 million for FCM’s offering retail forex transactions, or other NFA requirements. The covenants on our senior debt agreements require a minimum 5.5% capital requirement for PFSI. For a further description of our Rule 15c3-3 reserve requirements, see Note 6 to our unaudited interim condensed consolidated financial statements. Penson Futures, PFSL and PFSC are also subject to minimum financial and capital requirements. All such businesses were in compliance with their minimum financial and capital requirements as of March 31, 2012. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures prior to the combination.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition to these statutory requirements, our regulators have the discretion to require higher capital or liquidity levels. We regularly review our capital and liquidity positions with our regulators, and our expectations of future levels. Since March 31, 2011 we have significantly increased the capital retained in our broker dealer subsidiaries and are currently substantially above the minimum net capital requirements for each of our broker-dealer subsidiaries. If our regulators require that we retain significant regulatory capital at these subsidiaries, our liquidity could be impaired, perhaps significantly.

On June 3, 2009, we issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, we issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. We used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on our then current senior revolving credit facility, enter into a $70 million subordinated loan arrangement with the broker-dealer in the US, to provide working capital to support the correspondents acquired from Ridge and for other general corporate purposes. Our obligations under senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by us, SAI and PHI of equity interests of certain of our subsidiaries. As is common with facilities of this type, the negative covenants in our various credit facilities limit our ability to incur additional debt outside of the ordinary course of business and our ability to incur additional working capital debt facilities at a parent company level is therefore significantly restricted.

We incur a significant amount of interest on our outstanding debt obligations. In 2011, we paid $1.8 million in interest under our then senior revolving credit facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $25.0 million in interest under our Senior Second Lien Secured Notes and $.6 million in interest under the Ridge Seller Note. We are required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-May 2012, and this obligation will continue semi-annually through 2017, when the principal amount of $200.0 million is due. As noted above in Planned Exchange Offer if we are able to successfully complete an exchange offer for, or an alternative restructuring of, our Senior Secured Second Lien Notes and Senior Convertible Notes, then we anticipate that such a restructuring would significantly reduce our cash interest expense in the near term and potentially extend the maturity date for the Senior Convertible Notes, which are currently due in 2014. If however we are unable to complete an exchange offer or an alternative restructuring of our senior debt, we would need to consider whether we should pursue alternative options, including potentially winding down or liquidation of the Company’s operations, or a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.

In addition, we expect to continue to pay a significant amount of interest under other debt instruments in 2012 and for the next several years including our equipment leases. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may materially adversely affect our business or operations.

As a holding company, we access the earnings of our operating subsidiaries from time to time through the receipt of dividends from these subsidiaries. As discussed above, however, our broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in our industry, the making of distributions from our regulated operating subsidiaries is generally subject to prior approval by the applicable regulators. Our regulators have considerable discretion when deciding whether to permit a distribution, though we anticipate that they look at factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. Our regulators are following our progress on the strategic initiatives.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

We consider it unlikely that our regulators would be willing to permit a distribution that would result in the regulatory capital of an operating subsidiary being reduced to 5.5% of aggregate debits in the case of PFSI, or an early warning level. We currently have adequate excess regulatory capital and historically have not experienced significant difficulty obtaining approval for distributions by our regulated operating subsidiaries when we have had significant excess capital. For example, since the combination of PFSI and Penson Futures on August 31, 2011, we have withdrawn $21.0 million from PFSI in order to finance operations outside PFSI, principally payments of interest on the Senior Secured Second Lien Notes and the Senior Convertible Notes. Our regulators, in part as a result of our stock price, have shown an increased scrutiny of us, however, and if our regulators were to require that we must retain significant regulatory capital at these subsidiaries in excess of minimum early warning levels, such restrictions would correspondingly reduce the amount of funds available to our holding company which could have a material impact on our ability to service our debts.

During times of extreme market volatility, as was the case for portions of 2011, our regulatory liquidity requirements have been and in the future may be increased significantly in excess of normal levels as a result of, for example, our correspondents experiencing unusually high trading volume or holding unusually large options or margins positions. During this time, on two occasions, we sought and received regulatory relief with respect to one of our regulatory liquidity requirements. We no longer clear the business activity which engendered these requests. Nonetheless, the risk exists that in times of extreme market volatility, our regulatory liquidity requirements could rise significantly due to such circumstances and, if we are unable to satisfy these requirements, we may be subject to adverse consequences such as those set forth in the Risk Factors section of our periodic filings.

Partially as a result of market volatility, in coordination with our regulators we developed a plan that we believe will allow us to increase our liquidity and capital position. Through that plan, we intended to increase our liquidity by $100 million, which has largely been accomplished. See “Strategic Initiatives” for a description of certain components of this plan.

We continue to actively pursue a number of strategic initiatives designed to increase liquidity, such as our efforts to sell PFSC or otherwise realize upon our excess capital at PFSC. While our pursuit of these strategic initiatives has not yet resulted in any definitive agreements our intent is to execute upon one or more of these initiatives in the near term. Senior management regularly reviews the type of correspondent activity we permit in light of the macroeconomic environment in which we operate and our internal policies and procedures, as well as other liquidity drivers, which we then review with our regulators. Recently, in order to increase liquidity and reduce risk, we have enhanced our review of the capital commitments necessary to support our correspondents’ and our potential correspondents’ operations and began restricting certain activities, including trading in low-priced securities while focusing on less capital intensive operations. As we continue to evaluate the best use of our capital resources, we may continue to revise our policies with respect to the type of correspondent activity we choose to permit or limit and which correspondents we choose to accept.

3.	Acquisitions

Acquisition of Ridge

On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 11 for a description

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis.

The Company initially recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The Company and Broadridge are currently in discussions to finalize the applicable adjustments and have reached a broad agreement. We have reflected below our expectation of the eventual adjustments, though these have not yet been finalized or implemented formally. The amount of contingent consideration ultimately payable will be added to the Ridge Seller Note. The contingent consideration is primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note is subject to adjustment 19 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. As of December 31, 2011 a calculation was performed to determine the annualized revenues, based on a six-month review period, for each such Non-revenue Correspondent (“Non-revenue Correspondent Revenues”). This calculation resulted in a reduction in the contingent consideration liability of approximately $51. Additionally, the liability was reduced by approximately $1,313 for other items such as client concessions, departing correspondents and additional business as negotiated by both parties. As of March 31, 2012 and December 31, 2011, the total amount of contingent consideration totaled $2,999.

The Company recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that make up the recorded goodwill include value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill is included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration may not be deductible for tax purposes if future payments are less than the $4,089 initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of approximately $5,251. As of December 31, 2011, based upon an impairment test performed by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the Ridge goodwill balance to zero.

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

In January, 2011, the Company and SGH entered into a letter agreement setting the amount due for the third year earnout at $6,000 due to the provisions in various agreements related to the Schonfeld transaction, including the termination/compensation agreement, which reduced the amount that the Company was required to pay under the Schonfeld Asset Purchase Agreement. This resulted in a reduction in goodwill and other liabilities of $9,184 in the first quarter of 2011. The letter agreement also stipulated that the third year earnout will be paid evenly over a 12 month period commencing on September 1, 2011. As of December 31, 2011, based upon an impairment test performed by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the Schonfeld goodwill balance to zero.

A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008; approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009 and approximately $9,269 was paid in connection with the fourth year of the earnout that ended on May 31, 2011. Pursuant to the terms of a letter agreement with Schonfeld, at March 31, 2012, the Company had paid $2,500 as result of the third year of the earnout ended May 31, 2010. The remaining $3,500 liability as of March 31, 2012 was to be paid evenly over the seven month period commencing on February 1, 2012. The Company has not made any payments subsequent to the payment due January 1, 2012, due to a contractual dispute with one of the Schonfeld correspondents. We continue to seek to negotiate a resolution to this dispute.

4.	Computation of loss per share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to loss per share.

	Three Months Ended March 31,
	2012	2011
Basic and diluted:
Loss from continuing operations	$(43,087)	$(1,444)
Loss from discontinued operations, net of tax	(5,387)	(1,417)

Net loss	$(48,474)	$(2,861)

Weighted average common shares outstanding — basic and diluted	27,975	28,478

Loss per share from continuing operations	$(1.54)	$(0.05)
Loss per share from discontinued operations	(0.19)	(0.05)

Basic and diluted loss per share	$(1.73)	$(0.10)

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

At March 31, 2012 and 2011 stock options and restricted stock units totaling 1,779 and 2,095 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

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

Municipal bonds

Municipal bonds are generally valued based on quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. These securities are categorized in Level 2 of the fair value hierarchy. The fair value of municipal bonds categorized as Level 2 is generally determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes. In some instances municipal bonds are valued based on inputs that are unobservable and not corroborated by market data. These securities are categorized in Level 3 of the fair value hierarchy.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes by level within the fair value hierarchy “Cash and securities — segregated under federal and other regulations,” “Securities owned, at fair value,” “Deposits with clearing organizations” and “Securities sold, not yet purchased, at fair value” as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level 1	Level 2	Level 3	Total
Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$20	$—	$—	$20

Securities owned
Corporate equity	$496	$—	$—	$496
Listed option contracts	111	—	—	111
Municipal bonds	—	25,294	6,300	31,594

	$607	$25,294	$6,300	$32,201

Deposits with clearing organizations
U.S. government and agency securities	$297,463	$—	$—	$297,463

	$297,463	$—	$—	$297,463

Securities sold, not yet purchased
Corporate equity	$298	$—	$—	$298
Listed option contracts	273	—	—	273

	$571	$—	$—	$571

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and securities — segregated under federal and other regulations
U.S. government and agency securities	$1,960	$—	$—	$1,960

	$1,960	$—	$—	$1,960

Securities owned
Corporate equity	$950	$—	$—	$950
Listed option contracts	88	—	—	88
Municipal bonds	—	26,335	7,133	33,468
U.S. government and agency securities	180	—	—	180

	$1,218	$26,335	$7,133	$34,686

Deposits with clearing organizations
U.S. government and agency securities	$153,090	$—	$—	$153,090

	$153,090	$—	$—	$153,090

Securities sold, not yet purchased
Corporate equity	$378	$—	$—	$378
Listed option contracts	121	—	—	121

	$499	$—	$—	$499

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Level 3 assets measured at fair value on a recurring basis

The following table presents a summary of changes in the fair value of the Company’s Level 3 assets for the three months ended March 31, 2012. The unrealized loss is included in other revenue in the unaudited interim condensed consolidated statement of comprehensive loss.

Balance, December 31, 2011	$7,133
Purchases	7,966
Unrealized loss	(8,799)

Balance, March 31, 2012	$6,300

The Company’s Level 3 assets are comprised entirely of Retama Development Corporation (“RDC”) related municipal bonds. As of March 31, 2012, the Company owned approximately 97% of the outstanding bonds. As a result of the large holding of these bonds there was no active market. As of March 31, 2011, management estimated the fair value of the RDC bonds based on a liquidation approach of the underlying real estate associated with the RDC project and recorded a write-down to fair value of $8,799. On April 25, 2012 the Company sold the bonds and certain other RDC related secured loans. See Note 8 and 21 for further discussion.

6.	Segregated assets

Cash and securities segregated under federal and other regulations by PFSI totaled $2,719,217 at March 31, 2012. Of this amount, $2,441,106 was segregated for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against a requirement as of March 31, 2012 of $2,462,978. An additional deposit of $36,000 was made on April 3, 2012 as allowed by Rule 15c3-3. A balance of $41,753 at the end of the period relates to the Company’s election to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB”) calculation, as defined, against a requirement as of March 31, 2012 of $34,830. The PAIB calculation is completed in order for each introducing broker that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent’s net capital calculation. The remaining balance of $236,358 was segregated for the benefit of customers pursuant to Commodity Futures Trading Commission Rule 1.20. Additionally, $122,253 and $171 was segregated under similar Canadian and United Kingdom regulations, respectively and is included in assets held-for-sale in the unaudited interim condensed consolidated statement of financial condition as of March 31, 2012. See Note 20. At December 31, 2011, $2,529,301 was segregated for the benefit of customers under applicable U.S. regulations. Additionally, $110,044 and $11,068 was segregated under similar Canadian and United Kingdom regulations, respectively and is included in assets held-for-sale in the unaudited interim condensed consolidated statement of financial condition as of December 31, 2011.

7.	Receivable from and payable to broker-dealers and clearing organizations

Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	March 31, 2012	December 31, 2011
Receivable:
Securities failed to deliver	$336,616	$80,357
Receivable from clearing organizations	58,765	65,956

	$395,381	$146,313

Payable:
Securities failed to receive	$323,817	$64,092
Payable to clearing organizations	31,030	69,018

	$354,847	$133,110

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

As discussed in the Company’s prior periodic filings, consistent with its policy for the evaluation of collateral securing receivables from customers and correspondents and following its review of the collateral securing the Nonaccrual Receivables, the Company determined that the carrying value of its Nonaccrual Receivables was not fully realizable and recorded a charge of $43,000 in the quarter ended June 30, 2011. An important factor that prompted the Company to reevaluate its Nonaccrual Receivables in the second quarter was the reduced likelihood for expanded gaming rights in Texas in the near term. With the adjournment of the Texas Legislature on June 29, 2011 without taking up the bills that had been proposed to permit such expansion, the Company determined that, since the prospects for further consideration of legislation before the next Texas legislative session in 2013 appeared unlikely, it would be appropriate to reevaluate the value of Nonaccrual Receivables collateralized by bonds issued by the RDC and certain other interests in the horse racing track and real estate project (“Project”) financed by the RDC’s bonds. Based upon the Company’s re-assessment of the value of collateral securing the Nonaccrual Receivables, including review of appraisals of underlying real estate and the Project, among other factors, the Company recorded the charge against its Nonaccrual Receivables for the quarter ended June 30, 2011.

The Company also determined that it was appropriate to commence enforcement actions with respect to certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, the Company foreclosed on 1,001 shares of its common stock, which it held as collateral, at a price of $2.61 per share, the then current market price. The value of these shares, totaling $2,612, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011, the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. At this foreclosure the Company credit bid for and thereby acquired the collateral offered for sale. This resulted in a reduction of the applicable Nonaccrual Receivables of $40,220. Subsequently, in February 2012, the Company conducted a further foreclosure auction of certain additional municipal bonds. Again the Company acquired the collateral after entering a credit bid of $7,966, which reduced the Nonaccrual Receivables by an equivalent amount. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables to the extent not secured by the proceeds of the collateral subject to foreclosure, including Nonaccrual Receivables previously reserved against. The Company continues to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that the Company retains. As of March 31, 2012 and December 31, 2011, the Company had approximately $2,803 and $8,500 in Nonaccrual Receivables, net of reserves. The acquired municipal bonds are included in securities owned, at fair value, while the secured debts are included in other assets. After further evaluation of options available to the Company to realize upon the foreclosed assets and in light of the financial condition of the RDC and the anticipated requirements of Exchange Offer, the Company determined that the prospects for a successful restructuring by the Company of its RDC related assets had

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

diminished. The Company therefore determined that an immediate sale of the assets represented the best means for the Company to realize upon these assets. On April 25, 2012 the Company sold substantially all of its RDC related assets, including certain secured loans comprised of a secured loan of $6,700 and the advances to the RDC by the Company of $400 on September 2, 2011 and $400 on December 20, 2011. The purchase price for the RDC related assets was $6,955 payable in cash. See Note 21. In connection with that transaction, as of March 31, 2012, the Company recorded bad debt expense of $545. Following this transaction the Company retains no direct Retama related assets, and has Nonaccrual Receivables of approximately $371 secured indirectly by Retama related assets.

When assessing collectability of its remaining Nonaccrual Receivables, or other receivables, the Company considers a variety of factors relating to the collateral securing such receivables such as, but not limited to, the macroeconomic environment, the underlying, value of assets (often real estate) held by those projects and the liquidity of the collateral. In each case the collateral is owned by customers and pledged to the Company and/or its affiliates.

There can be no assurances that the Company’s collection efforts, including anticipated funding and/or other actions by third parties, will be effectuated as currently contemplated, or that the Company will be able to realize the full value on the assets acquired as a consequence of foreclosure on collateral that secured the Nonaccrual Receivables, as currently contemplated. Given the illiquid nature of the assets, the Company anticipates that ultimate realization upon these assets may require investment of significant time and resources, including active participation in the restructuring of the investments, in order to execute upon a plan of liquidation.

The changes in the allowance for doubtful accounts during 2012 were as follows:

Balance, December 31, 2011	$66,726
Bad debt expense	3,071
Write-offs	(13)

Balance, March 31, 2012	$69,784

Bad debt expense of $379 was directly offset against interest income in connection with certain receivables in which the Company had previously ceased recognizing interest income for the three months ended March 31, 2012.

9.	Securities owned and securities sold, not yet purchased

Securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market if available, or fair values as follows:

	March 31, 2012	December 31, 2011
Securities Owned:
Corporate equity	$496	$950
Listed option contracts	111	88
Municipal bonds	31,594	33,468
U.S. government and agency securities	—	180

	$32,201	$34,686

Securities Sold, Not Yet Purchased:
Corporate equity	$298	$378
Listed option contracts	273	121

	$571	$499

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

10.	Short-term bank loans and stock loan

At March 31, 2012 and December 31, 2011 , the Company had $88,500 and $80,800, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 1.1% and .8%, respectively. As of March 31, 2012, the Company had available uncommitted lines of credit with five financial institutions. Four of these uncommitted lines of credit permitted the Company to borrow up to an aggregate of approximately $313,936 while one line does not have specified borrowing limits. These lenders have recently eliminated the Company’s ability to borrow unsecured funds, although such limitations have not materially adversely affected the Company’s ability to service its clients’ business. Outstanding balances of $82,211 and $9,302, respectively are included in liabilities associated with assets held-for-sale in the unaudited interim condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011. See Note 20. The fair value of short-term bank loans approximates their carrying values. The short-term bank loans do not contain any financial covenants.

At March 31, 2012 the Company had the ability to borrow under stock loan arrangements. At March 31, 2012 and December 31, 2011, the Company had $400,101 and $217,030, respectively, in stock loans with no specific limitations on additional stock loan capacities. These arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand. The fair value of these borrowings approximates their carrying values. The remaining balance in securities loaned relates to the Company’s conduit stock loan business.

11.	Notes payable

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

The Convertible Notes are unsecured obligations of the Company and contain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers, consolidations and changes of control. The Convertible Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. At March 31, 2012 the Company was in compliance with all covenants.

The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2012 on the Convertible Notes in an amount that approximates 15.0% of $50,143, the liability component of the Convertible Notes at June 1, 2011. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2012 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $1,200 and $1,200, related to the coupon, $665 and $633 related to the conversion feature and $179 and $179 related to various issuance costs for the three months ended March 31, 2012 and 2011, respectively.

The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on the current estimated effective yield for the Company’s senior second lien secured notes, which approximates the estimated current borrowing rate for an instrument with similar terms (estimated to be 40.2%). At March 31, 2012 and December 31, 2011, the estimated fair value of the Convertible Notes was $33,751 and $41,902 respectively, which are considered Level 2 assets in the fair value hierarchy as the inputs used to estimate fair value are observable or can be corroborated by observable market data for substantially the full term of the liabilities.

Senior second lien secured notes

On May 6, 2010, the Company issued $200,000 aggregate principal amount of its 12.50% Senior Second Lien Secured Notes due 2017 (the “Notes”). The Notes bear interest at a rate of 12.5% per year and are guaranteed by SAI and PHI. The Notes are secured by a pledge by PWI, SAI and PHI of the equity interests of

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

certain of PWI’s subsidiaries. With the repayment of our senior bank credit facility these liens are effectively now first priority liens. The Notes were issued pursuant to an Indenture dated as of May 6, 2010 with U.S. Bank National Association as Trustee and Collateral Agent (the “Trustee”) and a Second Lien Pledge Agreement dated as of May 6, 2010 with the Trustee. The rights of the Trustee pursuant to the Second Lien Pledge Agreement are subject to an Intercreditor Agreement entered between PWI, the Trustee and the Administrative Agent for the Company’s senior secured credit facility. However, we repaid this senior secured credit facility during the first quarter and these intercreditor provisions, therefore, are now largely moot.

The Notes contain customary representations and covenants, such as reporting of annual and quarterly financial results, and restrictions, among other things, on indebtedness, liens, certain restricted payments and investments, asset sales, certain mergers, consolidations and changes of control. The Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. Pursuant to the Notes PFSI is required to maintain net regulatory capital of at least 5.5% of its aggregate debit balances. The Company is in compliance with all covenants.

The Company used a part of the proceeds of the sale to pay down approximately $110,000 outstanding on its then current revolving credit facility, and used the balance of the proceeds to provide working capital, among other things, to support the correspondents the Company acquired from Ridge and for other general corporate purposes.

The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three months ended March 31, 2012 and 2011 the Company recognized interest expense of $6,250 and $6,250 related to the coupon and $240 and $240 related to various issuance costs. At March 31, 2012 and December 31, 2011, the estimated fair value of the Notes was approximately $83,000 and $126,124, respectively, which are considered Level 2 assets in the fair value hierarchy as fair value was based on quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Revolving credit facility

On May 6, 2010, the Company entered into a second amended and restated credit agreement, as amended (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. As of March 31, 2012, this facility was paid in full. At December 31, 2011, $7,000 was outstanding.

Ridge seller note

On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5% (6.08% at March 31, 2012). The principal amount of the Ridge Seller Note is subject to adjustment in accordance with the terms of the Ridge APA (see Note 3). The Ridge Seller Note is unsecured and contains certain covenants, including certain reporting and notice requirements, restrictions on certain liens, guarantees by subsidiaries, prepayments of the Convertible Notes and certain mergers and consolidations. The Ridge Seller Note also contains customary events of default, including failure to pay principal or interest, breach of covenants, changes of control, cross-acceleration to other debt in excess of $50,000, certain bankruptcy events and certain terminations of the Company’s Master Services Agreement with Broadridge. The Ridge Seller Note contains no financial covenants. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Company at maturity rather than on a quarterly basis. The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. The interest expense recognized for the Ridge Seller Note in the twelve months ending June 30, 2012 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. For the three months ended March 31, 2012 and 2011, respectively, the Company recognized interest expense of $316 and $298 associated with the coupon and $149 and $134 related to the discount. The estimated fair value of the Ridge Seller Note was calculated using a discounted cash flow analysis based on the current estimated effective yield for the Company’s senior second lien secured notes, which approximates the estimated current borrowing rate for an instrument with similar terms (currently 40.2%). The estimated fair value of the Ridge Seller Note at March 31, 2012 and December 31, 2011 was $8,127 and $11,485, respectively, which is considered a Level 2 asset in the fair value hierarchy as the inputs used to estimate fair value are observable or can be corroborated by observable market data for substantially the full term of the liabilities.

12.	Financial instruments with off-balance sheet risk

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

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at March 31, 2012 at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to March 31, 2012.

13.	Stock-based compensation

The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 6,284 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,233 shares of common stock, net of forfeitures and tax withholdings have been granted and 3,051 shares remain available for future grants at March 31, 2012. The Company also provides an employee stock purchase plan (“ESPP”).

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

Stock options

During the three months ended March 31, 2012 and 2011, the Company did not grant any stock options to employees.

The Company recorded compensation expense relating to options of approximately $0 and $24, respectively, for the three months ended March 31, 2012 and 2011.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the-Money Options
		(in whole dollars)	(in years)
Outstanding, December 31, 2011	701	$17.24	2.11	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(84)	11.39	—	—

Outstanding, March 31, 2012	617	$18.03	2.04	$—

Options exercisable at March 31, 2012	617	$18.03	2.04	$—

No options were exercised during the three months ended March 31, 2012 and 2011. At March 31, 2012, the Company had no unrecognized compensation expense related to stock option plans.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Restricted stock units

A summary of the Company’s Restricted Stock Unit activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
		(in whole dollars)	(in years)
Outstanding, December 31, 2011	1,285	$5.35	1.80	$1,491
Granted	527	1.50	—	—
Vested and issued	(410)	5.28	—	—
Forfeited	(82)	5.97	—	—

Outstanding, March 31, 2012	1,320	$3.79	1.83	$1,532

The Company recorded compensation expense relating to restricted stock units of approximately $870 and $921 during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was approximately $4,090 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 1.81 years.

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

The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator has discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants for each offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of March 31, 2012, 688 shares of common stock had been reserved and 595 shares of common stock had been purchased by employees pursuant to the ESPP. The Company recognized expense of $35 and $30 for the three months ended March 31, 2012 and 2011, respectively.

Subsequent to March 31, 2012, the Company’s Compensation Committee elected to suspend the ESPP at the conclusion of the current offering period which occurs after the May 15, 2012 purchase.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

14.	Commitments and contingencies

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors and certain of our officers that require us to indemnify our directors and certain of our officers to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, other than the Purported Class Action and Derivative Litigation Matters (see Item 1. Legal Proceedings), the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2012.

On October 13, 2011, we announced that the Company had entered into an amendment agreement with Broadridge, providing, among other things, for the expansion of various services subject to the master services agreement (MSA) with Broadridge and related country schedules (the MSA Schedules) for the United States and Canada. The amendment agreement sets a target for the Company to outsource $8,000 worth of additional services by July, 2013. The amendment agreement also provides that the MSA Schedule related to the Company’s United Kingdom subsidiary may be terminated without penalty. In connection with the signing of the amendment agreement, expansion of various services subject to the MSA, and to defray certain costs associated with the conversion by the Company to Broadridge’s technology platform, Broadridge made a payment to the Company of $7,000. In the event that the Company has not outsourced at least $7,000 worth of additional services to Broadridge by July 1, 2013, a penalty (proportionate to the amount by which the expanded outsources services are less than $7,000) will be paid to Broadridge. As of March 31, 2012 management estimates it will be able to outsource approximately $6,000 of additional services.

As of March 31, 2012, the Company has not outsourced any additional services to Broadridge related to this amendment. The original agreement included a progress milestone of $2,000 as of February 2012. The progress milestone does not have any financial repercussions, but could be indicative of whether or not the Company will be able to meet the final obligation by July 1, 2013. As of March 31, 2012, the Company has recorded a liability of approximately $1,000 in connection with this contingency. The Company will continue to evaluate its exposure as it relates to the additional outsourced services it will be able to generate by July 1, 2013 which could result in additional expense.

In the course of its business the Company is subject to litigation which if adversely determined could result in claims against the Company.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. In the days immediately preceding its bankruptcy filing, Sentinel sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from that sale to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures, PFFI and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI and several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and approximately $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

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

On February 21, 2012, the Sentinel Trustee filed a motion to set a trial date with respect to its suit against one FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI. The federal district court judge has set the trial for that case to commence on October 1, 2012.

On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to amend claims against Penson Futures and PFFI. On February 28, 2012, the federal district court entered an order authorizing the Sentinel Trustee to file the amended complaint and on March 7, 2012, the Sentinel Trustee filed his Second Amended Complaint. On April 4, 2012, Penson Futures and PFFI filed a motion to dismiss one count of the Second Amended Complaint and its Answer and Affirmative Defenses to the remaining counts of the Second Amended Complaint. The Trustee has not yet responded to the motion to dismiss. No trial date has been set with respect to the Trustee’s suit against Penson Futures and PFFI.

Purported Class Action and Derivative Litigation Matters

On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contended, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96-97 million in receivables of which approximately $43 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. In March 2012, Plaintiff filed an Amended Complaint alleging a class period between March 30, 2007 and August 4, 2011, inclusive, adding allegations, among others, that certain transactions should have been disclosed as related party transactions, and adding Daniel P. Son, Roger Engemoen, Jr., Thomas R. Johnson, and BDO Seidman, LLP and BDO USA, LLP as additional parties. These events have led to increased regulatory scrutiny of our operations and margin lending. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company filed a Motion to Dismiss and intends to vigorously defend itself against these claims.

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

In response to these actions, Penson has retained experienced securities litigation counsel to vigorously represent it and its officers and directors. Management cannot currently estimate a range of reasonably possible loss. As is not unusual in these situations, this litigation has encouraged increased regulatory scrutiny of our operations by our regulators, including FINRA and the SEC.

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

15.	Income taxes

The Company’s overall effective income tax rate was 1.1% and 38.0%, respectively for the three months ended March 31, 2012 and 2011. The primary factor contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% for the period ended March 31, 2012 is a deferred tax asset valuation allowance. Additional factors contributing to the difference in both periods are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit and stock-based compensation.

16.	Segment information

Prior to the third quarter of 2011, the Company was organized into operating segments based on geographic regions. Those operating segments were aggregated into three reportable segments; United States, Canada and Other. During 2011, the Company disposed its PFSA subsidiary and shut down the operations of Penson Asia. Additionally, the Company has reported the results of PFSC and PFSL as discontinued operations. As of March 31, 2012, the Company operates in only one operating segment.

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

17.	Regulatory requirements

PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) as well as other capital requirements from several commodities organizations, including the CFTC, which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3), the sum of 8% of customer and 8% of noncustomer commodities risk maintenance margin requirements on all positions, as these terms are defined by the CFTC, minimum NFA dollar capital requirement of $20,000 for FCM’s offering retail forex transactions, or other NFA requirements. At March 31, 2012, PFSI had net capital of $119,103 and was $88,163 in excess of its minimum 2% net capital requirement of $30,940, and $41,752 in excess of the early warning 5% capital requirement of $77,351 under the alternative method. At December 31, 2011, PFSI had net capital of $142,735, and was $116,049 in excess of its 2% net capital requirement of $26,686. Our Penson Futures, PFSL and PFSC businesses are also subject to minimum financial and capital requirements. All subsidiaries were in compliance with their statutory minimum financial and capital requirements as of March 31, 2012.

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

On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the quarters ended March 31, 2012 and 2011. The Company had approximately $4,700 available under the current repurchase program as of March 31, 2012; however, various of our debt instruments limit our ability to repurchase our stock.

19.	Restructuring charges

In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan included both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing was completed. These payments were to occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was associated with the Company’s U.S. operations and $140 and $189, respectively related to the Company’s Canadian and U.K. operations, which have been discontinued. This charge was included in employee compensation and benefits in the unaudited interim condensed consolidated statement of comprehensive loss. During 2011, the Company reduced its severance liability by approximately$1,390 due to reductions in the number of employees that were eligible to receive severance payments due to voluntary terminations or transfers to other areas and made severance payments of approximately $413. Payments of $187 were made in the first quarter of 2012. The severance accrual was $26 and $213 as of March 31, 2012 and December 31, 2011.

The Company initially estimated that it would incur costs of $2,141 associated with Stay Pay of which $1,808 was related to its U.S. operations, and $333 related to its Canadian and U.K. operations. The Company

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with its U.S. operations, $60 associated with its Canadian operations and $81 was associated with its U.K. operations. For the year ended December 31, 2011 the Company recorded charge of $89 associated with Stay Pay. The Company made payments of approximately $604 during 2011. Payments of $293 were made in the first quarter of 2012. The Company has an accrual of $56 and $349 as of March 31, 2012 and December 31, 2011 related to Stay Pay.

The Company accounts for its restructuring charges in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations.

20.	Discontinued operations

In August 2011, the Company committed to a plan to sell its PFSL subsidiary in the United Kingdom and its PFSA subsidiary in Australia and initiated an active program to locate buyers for each business. The Company announced the completion of its sale of PFSA on November 30, 2011, which resulted in a gain of approximately $11,500, net of tax. It also announced its plans to sell certain assets of PFSL and wind down its business on December 16, 2011. Additionally, in December 2011 the Company announced plans to sell its PFSC subsidiary. The Company had treated its securities clearing businesses in both Canada and the U.K as discontinued operations.

The results of the PFSC operations previously included in the Canada segment, and PFSL and PFSA operations, previously included in the Other segment, are included in loss from discontinued operations, net of tax, for all periods presented. The net assets associated with the PFSC and PFSL businesses, totaling $47,503 and $51,584 as of March 31, 2012 and December 31, 2011 have been reclassified to assets held-for-sale and liabilities associated with assets held-for-sale in the consolidated statements of financial condition.

For a period of time, the Company will continue to operate the PFSC and PFSL businesses and report statement of operations activity in loss from discontinued operations, net of tax.

The following summarized financial information relates to the operations of PFSC and PFSL for the three months ended March 31, 2012 and PFSC, PFSL and PFSA for the three months ended March 31, 2011 that have been segregated from continuing operations and reported as discontinued operations.

	Three Months Ended March 31,
	2012	2011
Net revenues	$11,347	$19,043

Loss from discontinued operations before income taxes	(6,097)	(1,360)
Income tax expense (benefit)	(710)	57

Loss from discontinued operations, net of tax	$(5,387)	$(1,417)

Penson Worldwide, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The following assets and liabilities have been segregated and classified as assets held-for-sale and liabilities associated with assets held-for-sale in the unaudited interim condensed consolidated statements of financial condition for PFSC and PFSL as of March 31, 2012 and December 31, 2011, respectively. The amounts presented below were adjusted to exclude intercompany receivables and payables between the businesses held-for-sale and the Company, which are to be excluded from the ultimate sales of the businesses.

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$4,449	$28,717
Cash and securities — segregated under federal and other regulations	122,425	121,112
Receivable from broker-dealers and clearing organizations	201,756	153,895
Receivable from customers, net	795,751	407,530
Receivable from correspondents	100,429	5,949
Securities borrowed	105,186	114,161
Securities owned, at fair value	149,089	287,606
Deposits with clearing organizations	111,583	33,850
Property and equipment, net	6,112	7,683
Other assets	87,138	90,443

Assets held-for-sale	$1,683,918	$1,250,946

Liabilities
Payable to broker-dealers and clearing organizations	$169,431	$133,338
Payable to customers	999,221	681,973
Payable to correspondents	266,511	248,634
Short-term bank loans	82,211	9,302
Securities loaned	17,279	15,439
Securities sold, not yet purchased, at fair value	82,143	81,097
Accounts payable, accrued and other liabilities	19,619	29,579

Liabilities associated with assets held-for-sale	$1,636,415	$1,199,362

21.	Subsequent event

On April 25, 2012, pursuant to an Asset Purchase Agreement (the “Agreement”) among the Company, SAI, PNK (SA), LLC, a Texas limited liability company (“PNK”) and SAMCO Capital Markets, Inc., a Texas corporation (“SAMCO”), SAI sold to PNK certain assets (the “SAI Property”) comprising all of its rights, title and interest in: (a) certain promissory notes issued by RDC in the aggregate original principal amount of $800 secured by a Deed of Trust, Security Agreement and Fixture Filing executed by the RDC; and (b) certain assets acquired pursuant to the public foreclosure auctions of collateral securing certain Nonaccrual Receivables, including (i) SAI’s holdings of RDC revenue bonds, (ii) a certain funding agreement in the amount of $6,700 between the RDC and Call Now, Inc., and (iii) certain assets and interests related to the RDC, as described in Schedule I of the Agreement, for a total purchase price of $6,955 in cash. In its previous disclosures regarding this transaction the Company had indicated that it expected to record a write down in respect of the RDC municipal bonds in the first quarter. However, after further review the Company determined that the appropriate accounting treatment required that a portion of the write down should be taken in the second quarter. As a result of the transaction the Company recorded a write-down of the RDC municipal bonds of $6,300 that will be reflected in the second quarter 2012. Under the Agreement, SAMCO sold certain assets to PNK. See Note 5 and Note 8 for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2011 Annual Report on Form 10-K (File No. 001-32878), filed with the SEC and with the unaudited interim condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.

Results of continuing operations

The following discussion and analysis of the Company’s results of continuing operations exclude the results of PFSC, PFSL and PFSA. These businesses are segregated from continuing operations and included in discontinued operations for all periods presented. See section entitled “Results of discontinued operations” following this section and Note 20 to our unaudited interim condensed consolidated financial statements for a discussion of our discontinued operations.

Overview

We continued our business as a leading provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services include securities and futures clearing and execution, financing and cash management technology, foreign exchange services and other related offerings, and we provide tools and services to support trading in multiple markets, asset classes and currencies.

Since starting our business in 1995 with three correspondents, we have grown to serve approximately 237 active securities clearing correspondents and 68 futures clearing correspondents as of March 31, 2012 excluding 45 securities correspondents associated with our PFSL and PFSA subsidiaries. Our net revenues were $23.0 million and $63.3 million for the three months ended March 31, 2012 and 2011, respectively. Our revenues consist primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees are based principally on the number of trades we clear. We receive interest income from financing the securities purchased on margin by the customers of our correspondents. We also earn licensing and development revenues from fees we charge to our clients for their use of our technology solutions.

Fiscal 2012 focal points

•	We continued to pursue an exchange offer for most of our parent company’s funded indebtedness.

•	We continued to advance a number of strategic initiatives designed to reduce costs and debt, increase capital and return to profitability, as discussed more fully below.

•

Subsequent to March 31, 2012, we disposed of our Retama Development Corporation (“RDC”) related assets for cash of approximately $7.0 million. This resulted in bad debt expense of approximately $.5 million recorded for the quarter ended March 31, 2012 and a write-down our RDC related municipal bonds of $6.3 million that will be reflected in the second quarter of 2012.

•	We continued to seek to resolve certain open comments with the SEC with respect, among other things, to the timing of certain impairment charges that we have taken.

Planned Exchange Offer

As previously announced, we and certain of our subsidiaries entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of our 12.5% senior second lien secured notes due 2017 (the “Senior Secured Second Lien Notes”), (ii) the holders of over 70% of our unsecured 8% senior convertible notes due 2014 (the “Senior Convertible Notes”), and (iii) Broadridge (such holders collectively, the “Debt Holders”). Under the terms of the Restructuring Support Agreement, the Debt Holders agreed to support an exchange offer pursuant to which we would exchange an aggregate of $281 million face value of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities (the “Restructuring”). Since entering the Restructuring Support Agreement, we have discussed the detailed terms of the proposed exchange with certain substantial Debt Holders, including several potential significant revisions to the Restructuring. The restructuring of our senior debt pursuant to the Restructuring, however, remains incomplete and we and the substantial Debt Holders have been unable to reach a satisfactory agreement on the terms for concluding the Restructuring. By its terms, the Restructuring Support Agreement became terminable by the Debt Holders if the exchange offer had not been launched by May 14, 2012. In light of this we expect that the Restructuring Support Agreement will lapse. However, we intend to commence negotiations with the Debt Holders to seek to renegotiate the exchange offer. There can be no guarantee, however, that we and the Debt Holders will reach agreement on terms of a revised restructuring. While we continue to believe that such a restructuring is in the best interests of its various stakeholders, in the absence of a satisfactory restructuring we may need to consider alternative options, including potentially a winding down or liquidation of our operations, or even a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.

Strategic Initiatives

We continue to actively pursue a number of strategic initiatives designed to increase our regulatory and other capital and improve our liquidity. Such initiatives include previously announced efforts such as on-going negotiations for the sale of PFSC as well as other efforts to realize upon our excess capital within our subsidiaries. While our pursuit of these strategic initiatives has not yet resulted in any definitive agreements, we continue to actively pursue a number of opportunities with a view to executing upon one or more of these initiatives in the near term. These endeavors are in addition to the strategic initiatives already in progress or completed. Since the beginning of the third quarter of 2011, the Company:

•	Completed the combination of the operations of Penson Futures and PFSI into one operating company;

•	Expanded the scope of our outsourcing agreement with Broadridge;

•	Converted to the BPS Platform;

•	Continued efforts to streamline the operations of PFSI;

•	Completed the sale of PFSA;

•	Continued progress to sell certain of PFSL’s assets to third parties and close operations in an orderly manner;

•	Continued negotiations for the sale of PFSC;

•	Liquidated certain Nonaccrual Receivables;

•	Deconverted certain TD Ameritrade, f/k/a thinkorswim accounts; and

•	Repaid our senior revolving credit facility

For a more complete description of the effect of these initiatives on our operations, see “Liquidity and Capital Resources” below.

Combination of the operations of Penson Futures and PFSI into one operating company

On September 1, 2011, we announced the completion of the combination of our U.S. broker-dealer business and U.S. futures businesses. The businesses are now combined into a single entity. This combination facilitates more efficient use of both capital and infrastructure. By eliminating the need to maintain separate regulatory capital bases for the respective businesses we estimate that we enhanced our excess regulatory capital by approximately $25.1 million at the time of the combination. Since the date of the combination we have withdrawn approximately $21.0 million in order to finance operations for business outside of PFSI, including to provide funds to service payments to outstanding debt obligations of the Company. We also expect to be able to achieve savings from synergies between the futures and broker dealer operations and estimate that we may be able to reduce costs by up to $2 million annually. We also anticipate that the combination of the futures and broker dealer operations will enhance the product offering for our customers.

Expansion of outsourcing to Broadridge

On October 13, 2011, we announced that we had entered into an amendment agreement with Broadridge, providing, among other things, for the expansion of various services subject to the master services agreement (MSA) with Broadridge and related country schedules (the MSA Schedules) for the United States and Canada. The amendment agreement sets a target for us to outsource $8 million worth of additional services by July, 2013. The amendment agreement also provides that the MSA Schedule related to our United Kingdom subsidiary may be terminated without penalty. In connection with the signing of the amendment agreement, expansion of various services subject to the MSA, and to defray certain costs associated with the conversion by us to Broadridge’s technology platform, Broadridge made a payment to us of $7 million. In the event that we have not outsourced at least $7 million worth of additional services to Broadridge by July 1, 2013, a penalty (proportionate to the amount by which the expanded outsources services are less than $7 million) will be paid to Broadridge. As of March 31, 2012 management estimates it will be able to outsource approximately $6.0 million of additional services. As of March 31, 2012, we have not outsourced any additional services to Broadridge related to this amendment. The original agreement included a progress milestone of $2 million as of February 2012. The progress milestone does not have any financial repercussions, but could be indicative of whether or not we will be able to meet the final obligation by July 1, 2013. As of March 31, 2012, we have recorded a liability of approximately $1.0 million in connection with this contingency. We will continue to evaluate our exposure as it relates to the additional outsourced services we will be able to generate by July 1, 2013 which could result in additional expense.

Separately, we and Broadridge amended and restated the terms of the Ridge Seller Note, dated as of June 25, 2010, to provide for payment of interest by us at maturity rather than on a quarterly basis. The Ridge Seller Note is scheduled to mature in June 2015.

Conversion to BPS Platform

As we previously announced, our Canadian subsidiary completed its conversion to the Broadridge BPS technology platform. In October 2011, our United States subsidiary completed the first stage of its conversion to the BPS technology platform, completed a second conversion in December, 2011 and converted its remaining securities clearing correspondents during the first quarter of 2012. We believe that once fully implemented the outsourcing of services to Broadridge, in combination with costs savings associated with the outsourcing to Broadridge such as reduced employee headcount, will offer significant cost savings, product enhancements and strategic flexibility for us.

Streamlining operations

In addition to the expansion of outsourcing to Broadridge, we have been proceeding with our plans to further streamline our internal operations, which we anticipate could reduce costs by an additional $6 million annually.

Sale of PFSA

In November 2011, we completed the sale of our Australian subsidiary, PFSA, to BNY Mellon Group for a purchase price of approximately $33.2 million and recorded a gain on disposition of approximately $11.5 million, net of tax.

Sale of certain of PFSL’s assets and closure of operations

After exploring available alternatives for rationalizing the operations of our U.K. subsidiary, PFSL, we announced in December, 2011 that we had elected to pursue the sale of certain of the assets of PFSL to third parties and to commence the closure of the operations of PFSL. We anticipate that the closure of PFSL will result in annual savings to the Company of approximately $6 million. We anticipate that costs associated with the closure of PFSL will be approximately $2.7 million, offset by any gain on disposition generated by sales of assets.

Continue negotiations for the sale of PFSC

We have pursued negotiations with several parties for a possible sale of PFSC. While these efforts have not resulted in any definitive agreements we continue to explore a possible sale of PFSC and are also exploring alternative initiatives for realizing upon the excess capital of PFSC.

Liquidation of certain Nonaccrual Receivables

As discussed in Note 8 to our consolidated unaudited interim condensed consolidated financial statements, we foreclosed on certain of the collateral securing certain of the Nonaccrual Receivables. After further evaluation of options available to us to realize upon the foreclosed assets and in light of the financial condition of the RDC and the anticipated requirements of the Restructuring, we determined that the prospects for a successful restructuring by the Company of its RDC related assets had diminished. We therefore determined that an immediate sale of the assets represented the best means for us to realize upon these assets. We recorded a write-down to fair value of $8.8 million as of March 31, 2012 in respect of the RDC municipal bonds. On April 25, 2012 we sold substantially all of our RDC related assets, including certain real estate secured loans that had been advanced to the RDC, for approximately $7.0 million payable in cash and recorded a write-down of our RDC related municipal bonds of $6.3 million that will be reflected in the second quarter of 2012. In connection with that transaction, as of March 31, 2012, recorded bad debt expense of approximately $.5 million. Following this transaction we retain no direct RDC related assets.

The debtors subject to the various foreclosure sales remain liable for deficiency claims of approximately $50.8 million in respect of which the Company continues to hold certain collateral not subject to the foreclosure sales. The various foreclosure and enforcement actions undertaken by the Company and the sale of the RDC related assets did not have a negative impact on the regulatory capital or liquidity of the Company or any of its operating subsidiaries.

Conversion Away of Certain TD Ameritrade, f/k/a thinkorswim, Accounts to TD Ameritrade

In August, 2011, TD Ameritrade, Inc., f/k/a thinkorswim, Inc., deconverted its accounts to its own systems resulting in an improvement in the excess regulatory capital position of PFSI due to the lower required commitment of capital to process this business.

Repaid our revolving credit facility

On March 30, 2012 we repaid the remaining outstanding balance under our senior amended and restated credit agreement.

Outstanding SEC Comments

As previously noted in our Annual Report on Form 10-K for the year ended December 31, 2011, we have received letters from the staff of the Division of Corporation Finance (the “Staff”) of the Securities and Exchange Commission (the “Commission”) setting forth comments and questions with respect to our Annual Report on Form 10-K for the years ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and September 30, 2011 (the “2011 Comment Letters”) and the Company has submitted responses to such letters. In addition, the Company has received comments on its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2012 Comment Letter; the 2011 Comment Letters and the 2012 Comment Letter are referred to jointly as the “Comment Letters”). Among other things, the Comment Letters have questioned the timing of the impairment charge taken by us with respect to certain of our nonaccrual receivables. We reported a $43 million impairment charge (the “Impairment Charge”) with respect to these receivables in the second quarter of fiscal 2011. More recently, the Staff, along with the Commission’s Office of the Chief Accountant, has questioned whether we should have reflected all or a portion of the Impairment Charge in earlier periods. We have been discussing this accounting treatment with the Staff and a resolution is pending

If it is ultimately determined that our initial valuation of the underlying collateral did not support the margin debt during the times in question we may need to accelerate the Impairment Charge into earlier periods. We will then need to review our analysis of the relevant factors in existence at each earlier period and reach a conclusion as to the amount of the Impairment Charge that should properly be reflected in each relevant earlier period. In performing such review we will need to evaluate the materiality of the applicable charge for each such period to determine whether a restatement of our historical financial statements for such period is required. In the event we are required to undertake this further analysis, we will conduct such review with all deliberate speed. However, it is expected that this process with take several weeks at the earliest and, restated results, if any, will be reported in amended filings of our periodic reports as soon as practicable thereafter. While it is not possible for us to determine at this time what the effect of any such restatements would be on our historical financial statements, we could be required to accelerate the entire Impairment Charge into earlier periods.

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

Revenues from clearing and commission fees represented 66% and 48% of our total net revenues for the three months ended March 31, 2012 and 2011, respectively.

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

Net interest income represented 27% and 28% of our total net revenues in each of the three months ended March 31, 2012 and 2011, respectively.

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

Comparison of the three months ended March 31, 2012 and March 31, 2011

Overview

Results of operations declined for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to lower clearing and commission fees, lower net interest income, lower technology revenue, lower other revenues, higher communications and data processing costs, higher bad debt expense and higher other expenses partially offset by lower floor brokerage, exchange and clearance fees, lower occupancy and equipment, lower employee compensation and benefits and lower interest expense on long-term debt. Our loss from continuing operations increased approximately $41.6 million during the first quarter of 2012 as compared to the first quarter of 2011.

Our U.S. operating subsidiaries experienced a decrease in operating profits of approximately $30.9 million compared to the first quarter of 2011 due primarily to lower clearing and commission fees, lower net interest income, lower technology revenue, lower other revenues, higher employee compensation and benefits, higher communications and data processing, higher bad debt expense and higher other expenses partially offset by lower floor brokerage, exchange and clearance fees. The U.S. operating results were also impacted by the previously announced deconversion of thinkorswim.

The above factors resulted in a significantly larger operating loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Change Amount	% Change from Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$(11,151)	(36.7)
Technology	(768)	(12.8)
Interest:
Interest on asset based balances	(11,211)	(53.0)
Interest on conduit borrows	(198)	(11.6)
Money market	(236)	(22.3)

Interest, gross	(11,645)	(48.7)
Other revenue	(12,178)	(132.5)

Total revenues	(35,742)	(51.4)

Interest expense:
Interest expense on liability based balances	(1,621)	(31.9)
Interest on conduit loans	(108)	(9.5)

Interest expense from securities operations	(1,729)	(27.8)

Net revenues	(34,013)	(53.7)

Expenses:
Employee compensation and benefits	(264)	(1.3)
Floor brokerage, exchange and clearance fees	(1,217)	(13.3)
Communications and data processing	2,229	15.2
Occupancy and equipment	(1,202)	(20.8)
Bad debt expense	2,498	1,287.6
Other expenses	3,851	57.1
Interest expense on long-term debt	(173)	(1.8)

	5,722	8.6

Net Revenues

Net revenues decreased $34.0 million, or 53.7%, to $29.3 million in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. The decrease is primarily attributable to the following:

Clearing and commission fees in the first quarter decreased $11.2 million, or 36.7%, to $19.2 million from the same period in 2011. This decrease primarily consists of decreases of $10.0 million in our U.S. securities business and $1.2 million in our futures business. During the quarter we encountered a change in mix in the U.S., the deconversion of thinkorswim in August 2011 as well as lower equity, option and futures volumes.

Technology revenue decreased $.8 million, or 12.8% from the same period in 2011 to $5.3 million due to lower recurring revenues of $.8 million.

Interest, gross decreased $11.6 million or 48.7% from the same period in 2011 to $12.3 million. Interest revenues from customer balances decreased $11.4 million or 51.6% to $10.8 million due to a decrease in our interest income on asset balances of $11.2 million and a decrease in money market revenues of $.2 million. The decrease in our interest income on assets balances is attributable to a decrease in our average daily interest rate from the first quarter of 2011 of 16 basis points or 15.0% to .91%, and a decrease in our average daily interest earning assets of $3.5 billion or 44.4% to $4.4 billion. The previously announced deconversion of thinkorswim resulted in approximately a $3.0 billion decrease in our average daily interest earning balances for the quarter ended March 31, 2012.

Interest from our stock conduit borrowing operations decreased $.2 million or 11.6% from the first quarter of 2011 to $1.5 million, as a result of a decrease in our average daily assets of approximately $.4 million, or 56.7% to $.3 million offset by an increase in our average daily interest rate of 109 basis points or 103.8% to 2.14%.

Other revenue decreased $12.2 million, or 132.5% from the first quarter of 2011 to $(3.0) million primarily due to a write-down to fair value of $8.8 million in the Company’s RDC municipal bonds included in securities owned, decreases in municipal bond, equity and foreign exchange trading of $1.3 million, approximately $.7 million in our trade aggregation business, $1.1 million in execution services and account servicing fees of approximately $.2 million.

Interest expense from securities operations decreased $1.7 million, or 27.8%, to $4.5 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012. Interest expense from clearing operations decreased approximately $1.6 million, or 31.9% to $3.5 million due to a decrease in our average daily balances on our short-term obligations of $3.3 billion, or 46.5%, to $3.7 billion and a 8 basis point or 27.6% increase in our average daily interest rate to .37%. The previously announced deconversion of thinkorswim resulted in approximately a $3.0 billion decrease in our average daily balances for the quarter ended March 31, 2012.

Interest expense from our stock conduit loans decreased $.1 million, or 9.5% from the first quarter of 2011 to $1.0 million due to a 75 basis point increase, or 107.1% in our average daily interest rate to 1.45% offset by a $.4 million, or 56.7% decrease in our average daily balances to $.3 million.

Interest, net decreased from $17.7 million for the quarter ended March 31, 2011 to $7.8 million for the quarter ended March 31, 2012. This decrease was due to lower average paying customer balances, lower money market revenues, lower conduit balances and a lower interest rate spread of 24 basis points on customer balances offset slightly by a higher interest rate spread of 34 basis points on conduit balances.

Employee compensation and benefits

Total employee costs decreased $.3 million, or 1.3%, to $20.0 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012, primarily due to $.8 million in lower compensation costs due to reduced headcounts, lower stock-based compensation of approximately $.1 million and lower incentive compensation of approximately $.1 million offset by higher severance costs of approximately $.7 million.

Floor brokerage, exchange and clearance fees

Floor brokerage, exchange and clearance fees decreased $1.2 million, or 13.3%, to $8.0 million for the quarter ended March 31, 2012 from the quarter ended March 31, 2011, primarily related to lower clearing costs of approximately $1.7 million primarily attributed to lower equity, option and futures volumes as compared to the 2011 quarter, high exchange fees of approximately $.2 million and higher quotation costs of approximately $.2 million.

Communication and data processing

Total expenses for our communication and data processing requirements increased $2.2 million, or 15.2%, to $16.9 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 primarily due to a $2.1 million of higher data processing costs associated with the Ridge BPS platform. We expect that these level of costs will continue over the life of the contract, however, we anticipate cost savings in other areas associated with employee compensation and efficiencies in other expense items.

Occupancy and equipment

Total expenses for occupancy and equipment decreased $1.2 million, or 20.8% to $4.6 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 due to lower depreciation expense of $1.2 million primarily associated with a reduction in capital leases.

Bad debt expense

Bad debt expense increased $2.5 million, or 1,287.6% to $2.7 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 primarily due to approximately $2.1 million of reserves for unsecured receivables that management determined during the quarter were uncollectible, and were related to ongoing litigation matters and are not related to any trend that is expected to continue or recur, and $.5 million of reserves associated with $7.5 million of RDC related receivables and our reevaluation of the likelihood of our ability to restructure these assets. As of March 31, 2012, our full exposure to Nonaccrual Receivables collateralized by RDC related assets was approximately $.4 million. Subsequent to March 31, 2012 we sold our RDC related assets and following this transaction we have no other direct exposure to RDC related assets other than representations and indemnities related to the sale of the assets. See Note 8 and 21 to our unaudited interim condensed consolidated financial statements.

Other expenses

Other expenses increased $3.9 million, or 57.1%, to $10.6 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012, due primarily to $2.9 of expenses related to the potential debt exchange, higher legal and accounting fees of $.4 million and professional fees of $.5 million.

Interest expense on long-term debt

Interest expense on long-term debt decreased $.2 million from $9.7 million for the quarter ended March 31, 2011 to $9.5 million for the quarter ended March 31, 2012 resulting primarily from approximately $.2 million in lower interest costs associated with our revolving credit facility which was paid in full during the first quarter of 2012 from a beginning balance of $7.0 million. In the first quarter of 2011 the revolving credit facility increased from $0 to $10 million.

Income tax expense (benefit)

Income tax expense, based on an overall effective income tax rate of 1.2%, was $.1 million for the quarter ended March 31, 2012 as compared to an overall effective income tax rate of 38.0% and an income tax benefit of approximately $1.8 million for the quarter ended March 31, 2011. This change is primarily attributed to recording an additional valuation allowance in the 2012 period.

Loss from continuing operations

As a result of the foregoing, the loss from continuing operations was approximately $43.1 million for the quarter ended March 31, 2012 compared to a loss from continuing operations of $1.4 million for the quarter ended March 31, 2011.

Results of discontinued operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Loss from discontinued operations was approximately $5.4 million for the quarter ended March 31, 2012 compared to a loss of approximately $1.4 million for the quarter ended March 31, 2011 which includes the operations of PFSC and PFSL for the quarter ended March 31, 2012 and PFSC, PFSL and PFSA for the quarter ended March 31, 2011. Both PFSC and PFSL incurred greater losses in 2012 as compared to 2011 while PFSA had net income in 2011.

Liquidity and capital resources

As discussed in greater detail below, the principal sources of liquidity for our clearing business are client deposits, collateralized loans, existing net capital at the broker-dealer subsidiaries, borrowings at the parent level, and cash generated from operations, if applicable. In turn, the principal uses of cash are to support our business in the settlement of client trades, margin lending, other clearing broker-dealer requirements, operating expenses and principal and interest payments of our long term debt.

We seek to establish sufficient borrowing capacity at our broker-dealers to cover anticipated liquidity requirements. Our clearing broker-dealer subsidiaries typically finance their operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which we refer to as “stock loans.” Most of our borrowings are driven by the activities of our clients or correspondents, primarily the purchase of securities on margin by those parties. As of March 31, 2012, we had available uncommitted lines of credit with five financial institutions for the purpose of facilitating our clearing business as well as the activities of our customers and correspondents. During the first quarter of 2012 we utilized five uncommitted lines of credit. One lender has temporarily suspended further borrowing pending the results of the Restructuring, though the facility remains in place. Additionally, another lender notified the Company that they expect to stop providing uncommitted lines of credit to it. The Company has recently entered into an additional uncommitted secured line of credit with an additional lender in part to replace that facility. Four of these uncommitted lines of credit permitted us to borrow up to an aggregate of approximately $313.9 million while one line had no stated limit. There are no specific limitations on our borrowing capacities pursuant to our stock loan arrangements, though none of these facilities is committed. Further, since stock loan borrowings are secured, our ability to borrow is limited by our available collateral pool and advance rates offered by counterparties against that collateral.

Our broker-dealer bank debt facilities are typically secured, uncommitted and on demand. Therefore, our lenders can refuse to extend loans, limit the size of loans, increase the amount of collateral required to support loans, or require repayment of outstanding loans. This can severely impact our liquidity resources. Furthermore, the type of business a correspondent or client transacts with us can create liquidity needs. For example, options trades do not create collateral for the broker-dealer to utilize for settlement, but the trade does create operating requirements such as the broker-dealer margin requirement at the Options Clearing Corporation (“OCC”). If the outstanding options positions create a margin deposit requirement at the OCC, and there is no underlying collateral to post, the broker-dealer must utilize other available collateral. Borrowings under stock loan arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers’ margin account securities, and are repayable on demand.

In contrast to the cash requirements to support our clearing business for our correspondents and customers at our operating subsidiaries, the requirements for supporting our long-term debt obligations and operating expenses are relatively predictable and fixed. In addition to the principal and interest payment obligations on our long term debt discussed below, the principal operating expense requirements are our compensation expense, lease obligations and technology and back office support system expenses. These obligations are principally satisfied from cash generated by our broker-dealer subsidiaries, existing net capital at our broker-dealer subsidiaries and borrowings at the parent level. Our ability to incur additional borrowing at the parent level, outside of our existing credit facilities, is limited by our existing debt facilities and the ability of our parent to access cash generated by our operating subsidiaries to meet operating expenses and debt obligations at a parent company level is potentially subject to restrictions imposed by the various regulators of our operating subsidiaries.

In the event that we are able to complete a Restructuring or alternative restructuring of our senior debt, we expect that the reduction in cash interest expense will increase our liquidity. The original terms of the Restructuring, and possibly any revised Restructuring, would result in significant voting rights being exercised by the Debt Holders. The transfer of such voting rights would constitute a change of control for a number of our agreements, including our master equipment lease facility. The lender on our equipment lease facility has agreed to waive any default that would be occasioned by such a change of control.

Operating Liquidity — As of March 31, 2012, PFSI had available margin lending collateral of $1.4 billion and stock borrow collateral of $363.1 million. In contrast, PFSI utilized $577.4 million of collateral for securities lending, $112.5 million pledged to support bank loans, and $727.2 million to support clearing organization deposit requirements.

Below is a schedule of the top secured lending counterparties and outstanding balances for our U.S. operations:

Banks:	March 31, 2012	December 31, 2011
	(In thousands)
Bank A	$25,000	$—
Bank B	63,500	—
Bank C	—	80,800

	$88,500	$80,800

Securities Lending:	March 31, 2012	December 31, 2011
	(In thousands)
OCC Hedge Program	$256,991	$185,473
Counterparty A	159,506	141,075
Counterparty B	51,775	67,316
Counterparty C	26,296	13,984
Counterparty D	19,566	12,050
Other	63,219	129,268

	$577,353	$549,166

We maintain an open dialogue, and regularly review our liquidity needs and credit facilities, with our banking partners and regulators.

During the course of 2011 we experienced a reduction in stock lending activity. We believe that was in keeping with reductions overall in the market, though we believe that our stock price decline may have contributed to a number of counterparties reducing their counterparty exposure to us. At March 31, 2012, we had approximately $400.1 million in borrowings under stock loan arrangements, the majority of which relates to our customer activities. During the quarter ended March 31, 2012 our average daily stock loans outstanding was approximately $140.1 million while the maximum daily amount outstanding was approximately $449.2 million. Over the first quarter of 2012, more of our stock loan business has been conducted through the Options Clearing Corporation’s (“OCC”) hedge program. This program provides additional credit enhancements to our counterparties although it has the effect of increasing the cost of such securities lending. Through the OCC hedge program, the counterparty has replaced the Company as their counterparty risk with the OCC. The OCC is a “AAA” rated organization and is known throughout the industry for their excellent risk management tools. While this is a viable option for the Company and provides access to greater liquidity, the downside is that the OCC will assess the risk each day in the portfolio and increase or decrease their margin requirements. We expect therefore that overall margin requirements to support our securities lending will increase due to the increase in the portfolio in the OCC hedge program. This requirement in turn requires us to use broker-dealer assets to meet the margin requirements, thereby reducing liquidity. Since December 31, 2011, the balance increased approximately $71.5 million which supports the balance in the program of $257.0 million as of March 31, 2012. As of May 4, 2012, the balance increased approximately $39.6 million since March 31, 2012.

Our bank lenders have eliminated our ability to borrow unsecured funds, although such limitations have not materially adversely affected our ability to service our clients’ business. As of March 31, 2012, we had approximately $170.7 million in short-term bank loans outstanding, which left approximately $143.2 million potentially available under our uncommitted lines of credit with stated limitations. During the quarter ended March 31, 2012 our average daily bank loans outstanding was approximately $115.6 million while the maximum daily amount outstanding was approximately $271.5 million. As of March 31, 2012 our short term bank loans were secured by approximately $256.5 million in collateral.

The amount of collateral available to be pledged to secure short term borrowings varies on a daily basis based on customer activity, including the level of customer margin balances. Equally the amount that can be borrowed against available collateral varies depending, among other things the type of collateral loan, whether borrowings are in the form of stock loans or bank loan, the advance rates offered by our counterparties and restrictions imposed by the regulations governing the pool of available collateral and hypothecation of customer securities. Similarly, our cash requirements fluctuate significantly based on a variety of factors including client trading activity, the mix of client business, volatility of unsettled trades, volatility of outstanding option trades and other reasons. As broker dealers and futures commission merchants our operating subsidiaries are required to segregate customer funds. Each week our U.S. broker-dealer subsidiary completes 15c3-3 reserve calculations. If aggregate credits (client deposits, securities lending) are greater than aggregate debits (margin lending, securities borrowed), the excess balance is maintained as segregated client funds. The need to maintain segregation of customer funds reduces the cash and securities available for use by the broker dealer since a customer’s funds “locked up” in segregated funds cannot be used to settle that customer’s trades until a new reserve calculation has been completed. Consequently, the degree of required segregation and timing of reserve calculations can, adversely impact the liquidity of a broker- dealer. Reserve calculations are often conducted less frequently than a customer’s trading activity, resulting in a difference between the release of customer funds from segregation and the need to settle a customer’s trade in the market. The broker-dealer will therefore need to fund this settlement activity from alternative sources of cash, typically by either utilizing new client deposits, its firm capital, or utilizing collateral from its margin lending business. Such utilization, however, can itself impact future 15c3-3 calculations. For example, if a broker-dealer utilizes collateral from its margin lending business, that will increase the 15c3-3 credits for the purposes of its 15c3-3 reserve calculations. This increase in turn is offset by a decrease in the client’s cash (already in the 15c3-3 calculation), so the net result is the firm did not utilize the client’s money to settle the trade, instead it utilized its collateral, which is a use of the broker dealer’s liquidity. For a further description of our Rule 15c3-3 reserve requirements, see Note 6 to our unaudited interim consolidated financial statements.

As noted above, the liquidity needs of our broker dealer subsidiaries are principally driven by the requirements to support the trading activities of correspondents and their customers. We regularly review the liquidity requirements of our operating subsidiaries and the correspondent and customer activity impacting on those liquidity requirements. Where necessary, we seek to limit liquidity impacts by requiring additional deposits, limiting particular trading activity, or limiting the types of correspondents or customers that we will support. For example, during 2011 we reduced our exposure to the trading of low priced securities and deconverted the majority of the business of TD Ameritrade, Inc., f/k/a thinkorswim, Inc. Both these actions had the effect of reducing the significant liquidity requirements associated with those lines of business. During the first quarter of 2012 the company utilized five uncommitted lines of credit. One lender has temporarily suspended further borrowing pending the results of the Restructuring, though the facility remains in place. Additionally, another lender notified the Company that they expect to stop providing uncommitted lines of credit to it. The Company has recently entered into an additional uncommitted secured line of credit with another lender in part to replace that facility.

As a result of our customers’ and correspondents’ aforementioned activities, our operating cash flows may vary significantly from period to period.

Capital Resources — In general, our capital resources are the existing capital in our businesses, operating income, if applicable, and access to third party financing. Our broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. Most jurisdictions also have early warning capital levels which are significantly higher than minimum requirements. At March 31, 2012, PFSI had net capital of $119.1 million. This amount was $88.2 million in excess of its minimum 2% capital requirement under the alternative method of $30.9 million, and $41.8 million in excess of the early warning 5% capital requirement under the alternative method of $77.3 million. The net capital as of March 31, 2012 was $34.0 million in excess of the 5.5% capital requirement of $85.1 million. At March 31, 2012, PFSC had risk adjusted capital of approximately $26.4 million and had early warning excess of approximately $20.3 million. For the past two quarters the U.S. broker-dealer has operated at a loss. This reduces our capital resources.

Our principal U.S. subsidiary, PFSI, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) as well as other capital requirements from several commodities organizations, including the CFTC, which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires PFSI to maintain minimum net capital, as defined, equal to the greater of 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (“Rule 15c3-3”), the sum of 8% of customer and 8% of noncustomer commodities risk maintenance requirements on all positions, as these terms are defined by the CFTC, minimum NFA dollar capital requirement of $20 million for FCM’s offering retail forex transactions, or other NFA requirements. The covenants on our senior debt agreements require a minimum 5.5% capital requirement for PFSI. For a further description of our Rule 15c3-3 reserve requirements, see Note 6 to our unaudited interim condensed consolidated financial statements. Penson Futures, PFSL and PFSC are also subject to minimum financial and capital requirements. All such businesses were in compliance with their minimum financial and capital requirements as of March 31, 2012. Due to the combination of PFSI and Penson Futures, the total net capital requirements of the combined PFSI entity are substantially lower than the total requirements of PFSI and Penson Futures prior to the combination.

In addition to these statutory requirements, our regulators have the discretion to require higher capital or liquidity levels. We regularly review our capital and liquidity positions with our regulators, and our expectations of future levels. Since March 31, 2011 we have significantly increased the capital retained in our broker dealer subsidiaries and are currently substantially above the minimum net capital requirements for each of our broker-dealer subsidiaries. If our regulators require that we retain significant regulatory capital at these subsidiaries, our liquidity could be impaired, perhaps significantly.

On June 3, 2009, we issued $60 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, we issued $200 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. We used a part of the net proceeds of the sale to pay down approximately $110 million outstanding on our then current senior revolving credit facility, enter into a $70 million subordinated loan arrangement with the broker-dealer in the US, to provide working capital to support the correspondents acquired from Ridge and for other general corporate purposes. Our obligations under senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by us, SAI and PHI of equity interests of certain of our subsidiaries. As is common with facilities of this type, the negative covenants in our various credit facilities limit our ability to incur additional debt outside of the ordinary course of business and our ability to incur additional working capital debt facilities at a parent company level is therefore significantly restricted.

We incur a significant amount of interest on our outstanding debt obligations. In 2011, we paid $1.8 million in interest under our then senior revolving credit facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $25.0 million in interest under our Senior Second Lien Secured Notes and $.6 million in interest under the Ridge Seller Note. We are required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-May 2012, and this obligation will continue semi-annually through

2017, when the principal amount of $200.0 million is due. As noted above in Planned Exchange Offer if we are able to successfully complete an exchange offer for, or an alternative restructuring of, our Senior Secured Second Lien Notes and Senior Convertible Notes, then we anticipate that such a restructuring would significantly reduce our cash interest expense in the near term and potentially extend the maturity date for the Senior Convertible Notes, which are currently due in 2014. If however we are unable to complete an exchange offer for or an alternative restructuring of our senior debt, we would need to consider whether we should pursue alternative options, including potentially winding down or liquidation of the Company’s operations, or a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.

In addition, we expect to continue to pay a significant amount of interest under other debt instruments in 2012 and for the next several years including our equipment leases. Our significant debt obligations may restrict our ability to effectively utilize the capital available to us, and may materially adversely affect our business or operations.

As a holding company, we access the earnings of our operating subsidiaries from time to time through the receipt of dividends from these subsidiaries. As discussed above, however, our broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in our industry, the making of distributions from our regulated operating subsidiaries is generally subject to prior approval by the applicable regulators. Our regulators have considerable discretion when deciding whether to permit a distribution, though we anticipate that they look at factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. Our regulators are following our progress on the strategic initiatives.

We consider it unlikely that our regulators would be willing to permit a distribution that would result in the regulatory capital of an operating subsidiary being reduced to 5.5% of aggregate debits in the case of PFSI, or an early warning level. We currently have adequate excess regulatory capital and historically have not experienced significant difficulty obtaining approval for distributions by our regulated operating subsidiaries when we have had significant excess capital. For example, since the combination of PFSI and Penson Futures on August 31, 2011, we have withdrawn $21.0 million from PFSI in order to finance operations outside PFSI, principally payments of interest on the Senior Secured Second Lien Notes and the Senior Convertible Notes. Our regulators, in part as a result of our stock price, have shown an increased scrutiny of us, however, and if our regulators were to require that we must retain significant regulatory capital at these subsidiaries in excess of minimum early warning levels, such restrictions would correspondingly reduce the amount of funds available to our holding company which could have a material impact on our ability to service our debts.

During times of extreme market volatility, as was the case for portions of 2011, our regulatory liquidity requirements have been and in the future may be increased significantly in excess of normal levels as a result of, for example, our correspondents experiencing unusually high trading volume or holding unusually large options or margins positions. During this time, on two occasions, we sought and received regulatory relief with respect to one of our regulatory liquidity requirements. We no longer clear the business activity which engendered these requests. Nonetheless, the risk exists that in times of extreme market volatility, our regulatory liquidity requirements could rise significantly due to such circumstances and, if we are unable to satisfy these requirements, we may be subject to adverse consequences such as those set forth in the Risk Factors section of our periodic filings.

Partially as a result of market volatility, in coordination with our regulators we developed a plan that we believe will allow us to increase our liquidity and capital position. Through that plan, we intended to increase our liquidity by $100 million, which has largely been accomplished. See “Strategic Initiatives” for a description of certain components of this plan.

We continue to actively pursue a number of strategic initiatives designed to increase liquidity, such as our efforts to sell PFSC or otherwise realize upon our excess capital at PFSC. While our pursuit of these strategic initiatives has not yet resulted in any definitive agreements our intent is to execute upon one or more of these initiatives in the near term. Senior management regularly reviews the type of correspondent activity we permit in light of the macroeconomic environment in which we operate and our internal policies and procedures, as well as other liquidity drivers, which we then review with our regulators. Recently, in order to increase liquidity and reduce risk, we have enhanced our review of the capital commitments necessary to support our correspondents’ and our potential correspondents’ operations and began restricting certain activities, including trading in low-priced securities while focusing on less capital intensive operations. As we continue to evaluate the best use of our capital resources, we may continue to revise our policies with respect to the type of correspondent activity we choose to permit or limit and which correspondents we choose to accept.

Contractual obligations and commitments

We have contractual obligations to make future payments under long-term debt and long-term non-cancelable lease agreements and have contingent commitments under a variety of commercial arrangements. See Note 14 to our unaudited interim condensed consolidated financial statements for further information regarding our commitments and contingencies.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 12 to our unaudited interim condensed consolidated financial statements for information on off-balance sheet arrangements.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our unaudited interim condensed consolidated financial statements, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to revenue recognition, fair value, software development goodwill, stock-based compensation and allowance for doubtful accounts.

Revenue recognition

Revenues from clearing transactions are recorded in our unaudited interim condensed consolidated financial statements on a trade date basis. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

To date, the majority of our technology development contracts have not required significant production, modification or customization such that the service element of our overall relationship with the client generally does meet the criteria for separate accounting under the FASB Codification. All of our products are fully functional when initially delivered to our clients, and any additional technology development work that is contracted for is as outlined below. Technology development contracts generally cover only additional work that is performed to modify existing products to meet the specific needs of individual customers. This work can range from cosmetic modifications to the customer interface (private labeling) to custom development of additional features requested by the client. Technology revenues arising from development contracts are recorded on a percentage-of-completion basis based on outputs unless there are significant uncertainties preventing the use of this approach in which case a completed contract basis is used. Our revenue recognition policy is consistent with applicable revenue recognition guidance in the FASB Codification and Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

Fair value

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities are primarily recorded at fair value.

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. The fair value model establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of us. Unobservable inputs reflect the our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date. Assets and liabilities utilizing Level 1 inputs include corporate equity, U.S. Treasury and money market securities. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

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

See Note 5 to our unaudited interim condensed consolidated financial statements for a description of the financial assets carried at fair value.

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

Income taxes

We account for income taxes in accordance with the applicable sections of the Accounting Standards Codification, which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our unaudited interim condensed consolidated financial statements or tax returns.

As of March 31, 2012, the Company had federal net operating losses as well as state net operating loss carryforwards and loss carryforwards in certain foreign jurisdictions. Management has determined that a valuation allowance of $98.0 million and $78.5 million, respectively, was necessary as of March 31, 2012 and December 31, 2011 as the realization of the deferred tax assets was not more likely than not.

Stock-based compensation

Our accounting for stock-based employee compensation plans focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services, and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, we are required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. We recognize expense relating to stock-based compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as a reduction of expense.

Allowance for doubtful accounts

Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, we may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In valuing receivables that become less than fully collateralized, we compare the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectability based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights we have against the customer or the related introducing broker are not sufficient to cover potential losses, we record an appropriate allowance for doubtful accounts. We review these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by risk management procedures to identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The parent company and local country risk management officers monitor market developments on a daily basis. We maintain an allowance for doubtful accounts that represents amounts, in our judgment, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectable it is generally reserved at an amount correlating with the amount of the balance that is considered under secured. See Note 8 to our unaudited interim condensed consolidated financial statements for a description of certain nonaccrual receivables.

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

Prior to the fourth quarter of 2007, we did not have material exposure to reductions in the targeted federal funds rate. Beginning in the fourth quarter of 2007, there were significant decreases in these rates. We encountered a 50 basis point decrease in the federal funds rate in the fourth quarter of 2007. Actual rates fell approximately 400 basis points during 2008, to a federal funds rate of approximately .25% as of December 31, 2008, which is the current rate as of March 31, 2012. Based upon the March quarter average customer balances, assuming no increase, and adjusting for the timing of rate changes, we believe that each 25 basis point increase or decrease will affect pretax income by approximately $1.0 million per quarter. Despite such interest rate changes, we do not have material exposure to commodity price changes or similar market risks. Accordingly, we have not entered into any derivative contracts to mitigate such risk. In addition, we do not maintain material inventories of securities for sale, and therefore are not subject to equity price risk.

We extend margin credit and leverage to our correspondents and their customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Our directors, executive officers and their affiliates, including family members, from time to time may be or may have been indebted to one or more of our operating subsidiaries or one of their respective correspondents or introducing brokers, as customers, in connection with margin account loans. Such indebtedness is in the ordinary course of business, is on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties who are not our employees and, other than as discussed in Note 8 to our unaudited interim condensed consolidated financial statements, does not involve more than normal risk of collectability or present other unfavorable features. Leverage involves securing large potential future obligations, which may be small or large depending on any number of circumstances, with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Although we monitor margin balances on an intra-day basis in order to control our risk exposure, we are not able to eliminate all risks associated with margin lending.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36 million. In the days immediately preceding its bankruptcy filing, Sentinel sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from that sale to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.

On May 12, 2008, a committee of Sentinel creditors, consisting of a majority of non-FCM creditors, together with the trustee appointed to manage the affairs and liquidation of Sentinel (the “Sentinel Trustee”), filed with the Court their proposed Plan of Liquidation (the “Committee Plan”) and on May 13, 2008 filed a Disclosure Statement related thereto. The Committee Plan allows the Sentinel Trustee to seek the return from FCMs, including Penson Futures and PFFI, of a portion of the funds previously distributed to their customer segregated accounts. On June 19, 2008, the Court entered an order approving the Disclosure Statement over objections by Penson Futures, PFFI and others. On September 16, 2008, the Sentinel Trustee filed suit against Penson Futures and PFFI and several other FCMs that received distributions to their customer segregated accounts from Sentinel. The suit against Penson Futures and PFFI seeks the return of approximately $23.6 million of post-bankruptcy petition transfers and approximately $14.4 million of pre-bankruptcy petition transfers. The suit also seeks to declare that the funds distributed to the customer segregated accounts of Penson Futures and PFFI by Sentinel are the property of the Sentinel bankruptcy estate rather than the property of customers of Penson Futures and PFFI.

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

On February 21, 2012, the Sentinel Trustee filed a motion to set a trial date with respect to its suit against one FCM whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI. The federal district court judge has set the trial for that case to commence on October 1, 2012.

On February 21, 2012, the Sentinel Trustee filed a Motion for Leave to Amend Complaint to amend claims against Penson Futures and PFFI. On February 28, 2012, the federal district court entered an order authorizing the Sentinel Trustee to file the amended complaint and on March 7, 2012, the Sentinel Trustee filed his Second Amended Complaint. On April 4, 2012, Penson Futures and PFFI filed a motion to dismiss one count of the Second Amended Complaint and its Answer and Affirmative Defenses to the remaining counts of the Second Amended Complaint. The Trustee has not yet responded to the motion to dismiss. No trial date has been set with respect to the Trustee’s suit against Penson Futures and PFFI.

Purported Class Action and Derivative Litigation Matters

On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contended, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96-97 million in receivables of which approximately $43 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. In March 2012, Plaintiff filed an Amended Complaint alleging a class period between March 30, 2007 and August 4, 2011, inclusive, adding allegations, among others, that certain transactions should have been disclosed as related party transactions, and adding Daniel P. Son, Roger Engemoen, Jr., Thomas R. Johnson, and BDO Seidman, LLP and BDO USA, LLP as additional parties. These events have led to increased regulatory scrutiny of our operations and margin lending. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company filed a Motion to Dismiss and intends to vigorously defend itself against these claims.

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

In response to these actions, Penson has retained experienced securities litigation counsel to vigorously represent it and its officers and directors. Management cannot currently estimate a range of reasonably possible loss. As is not unusual in these situations, this litigation has encouraged increased regulatory scrutiny of our operations by our regulators, including FINRA and the SEC.

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

An exchange offer is an important element in the Company’s plan to return to positive cash flow, in the event that the Company is unable to complete an exchange offer in a timely fashion, the Company will need to consider other restructuring alternatives, which may not be on terms as favorable to the Company, if at all.

The weakened global economy, prolonged market volatility, lower trading volumes and continued low short-term interest rates have had a significant and negative effect on the business and results of operations of the Company. Through the Restructuring the Company was seeking to reduce its outstanding debt and improve the Company’s near term liquidity by reducing its cash interest expense requirements. The Company currently has substantial indebtedness and interest payment obligations. At March 31, 2012, the Company had significant senior parent company indebtedness outstanding which included $200 aggregate principal amount outstanding in respect of its 12.50% Senior Second Lien Secured Notes due 2017 (“Senior Secured Second Lien Noes”), $60 million aggregate principal amount outstanding under the 8.0% Senior Convertible Notes due 2014 (the “Senior Convertible Notes”) and $20.6 million outstanding under the Ridge Seller Note. The Company has significant principal and interest payments under its indebtedness coming due in the next several years. Unless the Restructuring or an alternative restructuring of its senior debt is completed, the Company will be required to make the following payments in 2012: a payment of $12.5 million on May 15, 2012 for the Senior Secured

Second Lien Notes, a payment of $2.4 million on June 1, 2012 for the Senior Convertible Notes, a payment of $12.5 million on November 15, 2012 for the Senior Secured Second Lien Notes, and a payment of $2.4 million on December 1, 2012 for the Senior Convertible Notes. The principal amount of the Senior Convertible Notes, $60 million, is due in full on June 1, 2014 and the principal amount of the Senior Secured Second Lien Notes, $200 million, is due May 15, 2017. The Company believes, therefore, that the completion of an exchange offer or other restructuring of the senior indebtedness is an important element in its plans to return to profitability. By its terms, the Restructuring Support Agreement that the Company had entered into with certain holders of its Senior Secured Second Lien Notes, Senior Convertible Notes and Broadridge (collectively, the Debt Holders”), with respect to support for the Restructuring, is terminable if the exchange offer has not been launched by May 14, 2012. The Company expects that the Restructuring Support Agreement will lapse. While, the Company intends to commence negotiations with the Debt Holders to seek to restructure the exchange offer there can be no guaranty, that the Company and the Debt Holders will reach agreement on terms of a revised exchange offer or other restructuring. While the Company continues to believe that such a restructuring is in the best interests of its various stakeholders, in the absence of a satisfactory restructuring the Company may need to consider alternative options, including potentially a winding down or liquidation of the Company’s operations, or even a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code. Were the Company to seek protection under Chapter 11 that in turn could may result in the liquidation of the Company or in actions against the Company’s US broker dealer subsidiary in a proceeding by the Securities Investor Protection Corporation (“SIPC”) under the Securities Investment Protection Act (“SIPA”).

The Company’s ability to settle transactions often depends on the availability of credit from its short term credit facilities

As of March 31, 2012, the Company had available uncommitted lines of credit with five financial institutions for the purpose of facilitating its clearing business as well as the activities of its customers and correspondents. Four of the available uncommitted lines of credit permitted the Company to borrow up to an aggregate of approximately $313.9 million while one line had no stated limit. The Company’s lenders have eliminated its ability to borrow unsecured funds and its ability to borrow is therefore limited by the available collateral that the Company has to support such borrowings. One lender has temporarily suspended further borrowing pending the results of the Restructuring, though the facility remains in place. Additionally, another lender notified the Company that they expect to stop providing uncommitted lines of credit to it. The Company has recently entered into an additional uncommitted secured line of credit with an additional lender in part to replace that facility. While the Company believes it has sufficient resources to address its short term borrowing needs, if the Company is not able to obtain sufficient credit or on favorable terms, its ability to settle its customer transactions could be impaired, or the costs of its business could be increased, such impacts could materially adversely affect the Company’s business operations. Further these uncommitted lines may be terminated or restricted upon notice from the lender and outstanding loans are due on demand.

The regulatory environment in which the Company operates has experienced significantly increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect the Company’s ability to conduct its business or reduce its profitability.

The legislative and regulatory environment in which the Company operates has undergone significant change in the past and will likely undergo further change in the future. The CFTC, SEC, NYSE, FINRA, NFA, various securities or futures exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which the Company conducts its business and may make its business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect the Company’s business. Certain regulatory authorities have been more likely in recent years to commence enforcement actions against companies in our industry and penalties and fines sought by certain regulatory authorities have increased substantially in recent years. The Company’s regulators are currently reviewing the Company’s operations and if the Company’s regulators were to impose significant additional restrictions on its operations, it could materially adversely affect the Company’s business.

In addition, because the Company’s industry is heavily regulated, in the Company’s regulatory environment prior approval is often required for new correspondents or any material expansion of the Company’s, or the Company’s correspondent’s business activities. Regulatory scrutiny has recently significantly increased, in part as a result of (i) general regulatory trends in the industry, (ii) regulatory responses to the recent bankruptcy filing of MF Global Holdings and (iii) consideration by regulators of the Company’s operations. There is no guaranty that the Company will be able to obtain the necessary regulatory approvals in a timely manner, or at all, for any desired expansion or new correspondent. Even if approvals are obtained, they may impose restrictions on the Company’s business and could require the Company to incur significant compliance costs or adversely affect the development of business activities in affected markets.

If the Restructuring Support Agreement lapses, the Company will consider all other restructuring alternatives available to the Company at that time. Any alternative recapitalization or reorganization could be on terms less favorable than the terms of the Restructuring.

The Company expects that the Restructuring Support Agreement will lapse and that the Company will need to seek to renegotiate the terms of the Restructuring. If the Company is unable to renegotiate the Restructuring or to conclude an alternative strategic transaction, the Company may be required to consider other restructuring alternatives available to it. Those alternatives could even include seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Moreover, because the Company’s broker-dealer subsidiary is required by law to belong to SIPC, it may not qualify to be a debtor under Chapter 11 of the Bankruptcy Code. As such, it may be subject to potential liquidation proceeding under SIPA, which may or may not be pursued on a parallel basis with a Chapter 11 case of the holding company. SIPC will generally ask a court to appoint a trustee to supervise the liquidation of a SIPC member that is insolvent or cannot return customer cash or securities. The trustee’s duties include ensuring the return of customer property. For purposes of a liquidation under SIPA, to the extent there are insufficient amounts to cover customers’ claims, SIPC will cover the remaining shortfall owed to customers in an amount up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances.

The Company believes that a Chapter 11 case, especially if there was an accompanying SIPC proceeding, could materially and adversely affect the relationships between the Company and its existing and potential customers, employees, vendors, suppliers, and other stakeholders and subject the Company to other direct and indirect adverse consequences. For example:

•	a Chapter 11 case and an accompanying SIPC proceeding would cause the Company to lose many of its key management employees, including the most senior members of management;

•

losses of key management employees would likely make it difficult for the Company to complete a financial restructuring and may make it less likely that the Company will be able to continue as a viable business;

•	the Company could be forced to operate in bankruptcy for an extended period of time;

•

the Company’s trade creditors, counterparties and other partners could seek to terminate their relationships with the Company, require financial assurances or enhanced performance, or refuse to provide credit on the same terms as they provided prior to the Chapter 11 case; and

•	the Company may be forced to liquidate under Chapter 7 of the Bankruptcy Code.

In addition, any liquidation or reorganization case or cases under the Bankruptcy Code would be a protracted and non-orderly process. Any distributions that might be received under a liquidation or reorganization case or cases under the Bankruptcy Code would be substantially delayed, and the value of any potential recovery likely would be materially and adversely impacted by such delay and by the potential consequences described above. Furthermore, in the event of any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding, there can be no assurance as to the value, if any, that would be available to creditors and shareholders. Distributions to the Company’s creditors under a liquidation would be substantially delayed and diminished and/or eliminated. A recovery to current or future equity holders is unlikely with respect to sale or liquidation scenarios.

A long and protracted restructuring could cause us to lose key management employees and otherwise adversely affect our business.

If we fail to consummate the Restructuring, any alternative restructuring the Company may pursue may take substantially longer to consummate than the Restructuring. A protracted financial restructuring could disrupt the Company’s business and would divert the attention of its management from operating its business and implementation of the Company’s business plan. It is likely that such a prolonged financial restructuring, especially if in a Chapter 11 proceeding, would cause the Company to lose many of its key management employees, including the most senior members of management. Such losses of key management employees would likely make it difficult for the Company to complete a financial restructuring and may make it less likely that the Company will be able to continue as a viable business.

The uncertainty surrounding a prolonged financial restructuring could also have other adverse effects on the Company. For example, it could also adversely affect:

•	the Company’s ability to raise additional capital;

•	the Company’s ability to capitalize on business opportunities and react to competitive pressure;

•	the Company’s ability to attract and retain employees;

•	the Company’s liquidity;

•	how the Company’s business is viewed by investors, lenders, strategic partners, correspondents, or customers; and

•	the Company’s enterprise value.

We could be required to a restate certain of our historical financial statements to appropriately reflect an acceleration of all or a portion of certain impairment charges into prior reporting periods.

We have received letters from the staff of the Division of Corporation Finance (the “Staff”) of the SEC setting forth comments and questions with respect to our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and September 30, 2011 (the “2011 Comment Letters”) and the Company has submitted responses to such letters. In addition, the Company has received comments on its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2012 Comment Letter; the 2011 Comment Letters and the 2012 Comment Letter are referred to jointly as the “Comment Letters”). Among other things, the Comment Letters have questioned the timing of the impairment charge taken by the Company with respect to certain of its nonaccrual receivables. The Company reported a $43 million bad debt charge (the “Impairment Charge”) with respect to these receivables in the second quarter of fiscal 2011. More recently, the Staff, along with the Commission’s Office of the Chief Accountant, has questioned whether the Company should have reflected all or a portion of the Impairment Charge in earlier periods. The Company has been discussing this accounting treatment with the Staff and a resolution remains pending.

If it is ultimately determined that the Company’s valuation of the underlying collateral for the nonaccrual receivables did not support the margin debt prior to the timing of the Impairment Charge, the Company may need to accelerate the Impairment Charge into earlier periods. The Company will then need to review its analysis of the relevant factors in existence at each earlier period and reach a conclusion as to the amount of the Impairment Charge that should properly be reflected in each relevant earlier period. In performing such review, the Company will need to evaluate the materiality of the applicable charge for each such period to determine whether a restatement of our historical financial statements for such period is required. In the event the Company is required to undertake this further analysis, it will conduct such review with all deliberate speed. However it is expected that this process will take several weeks at the earliest and restated results, if any, will be reported in amended filings of the Company’s periodic reports as soon as practicable thereafter.

While it is not possible for us to determine at this time what the effect of any such restatements would be on our historical financial statements, in the worst case we could be required to accelerate the entire Impairment Charge into earlier periods.

In addition to the other information set forth in this report and the risk factors discussed in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2012, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases we made during the three months ended March 31, 2012 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

Period	Total Number of Shares Repurchased	Average Price Paid per Share
January	125,444	$1.16
February	1,872	1.40
March	5,926	1.00

Total	133,242	$1.16

On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2012. The maximum number of shares that could have been purchased under this plan for the months of January, February and March 2012 was 4,041,940, 3,349,036 and 4,688,650 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities

None reportable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None reportable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit Numbers	Description	Method of Filing
10.1	Offer letter dated as of March 12, 2012 between Penson Worldwide, Inc. and Michael Chochon in respect of appointment as Chief Financial Officer	(1)
10.2	Severance and General Release of All Claims Agreement dated as of March 29, 2012 between Penson Worldwide, Inc. and Kevin W. McAleer	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
101	The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSON WORLDWIDE, INC.

/s/ Philip A. Pendergraft
Philip A. Pendergraft
Chief Executive Officer and principal executive officer

Date: May 15, 2012

/s/ Michael Chochon
Michael Chochon
Executive Vice President, Chief Financial Officer and principal financial and accounting officer

Date: May 15, 2012

INDEX TO EXHIBITS

Exhibit Numbers	Description	Method of Filing
10.1	Offer letter dated as of March 12, 2012 between Penson Worldwide, Inc. and Michael Chochon in respect of appointment as Chief Financial Officer	(1)
10.2	Severance and General Release of All Claims Agreement dated as of March 29, 2012 between Penson Worldwide, Inc. and Kevin W. McAleer	(1)
12.1	Statement regarding computations of ratios of earnings to fixed charges	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
101	The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.