Form 10-K/A
period 2011-12-31
PENSON WORLDWIDE INC
filed 2012-06-29
CIK 1123541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Penson Worldwide, Inc.’s (unless otherwise indicated, all references in this Amendment to “we” and “our” refer to Penson Worldwide, Inc. and our subsidiaries) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on March 15, 2012 (the “Original Filing”). We are filing this Amendment to replace Exhibit 10.45 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.45.

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

Date: June 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger J. Engemoen, Jr.	Chairman	June 29, 2012
Roger J. Engemoen, Jr.

/s/ Philip A. Pendergraft	Chief Executive Officer	June 29, 2012
Philip A. Pendergraft	(Principal Executive Officer) and Director

/s/ Daniel P. Son Daniel P. Son	Non Executive Vice Chairman and Director	June 29, 2012

/s/ Bart McCain Bart McCain	Executive Vice President & Chief Financial Officer	June 29, 2012
(Principal Financial and Accounting Officer)

/s/ Robert S. Basso	Director	June 29, 2012
Robert S. Basso

/s/ David Johnson	Director	June 29, 2012
David Johnson

/s/ David M. Kelly	Director	June 29, 2012
David M. Kelly

/s/ Diane L. Schueneman	Director	June 29, 2012
Diane L. Schueneman

INDEX TO EXHIBITS

Exhibit	Description

10.45†	Third Amendment to the Second Amended and Restated Credit Agreement, dated the 6th day of December, 2011, by and among the Company, Regions Bank, as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, the lenders party thereto and the other parties thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.