Form 10-Q
period 2012-06-30
PENSON WORLDWIDE INC
filed 2012-08-14
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number. 001-32878
______________________________________________
Penson Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2896356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Pacific Avenue, Suite 1400 Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)
(214) 765-1100
(Registrant’s telephone number, including area code)
______________________________________________

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
Large accelerated filer  ☐    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 10, 2012, there were 28,149,076 shares of the registrant’s $.01 par value common stock outstanding.

Penson Worldwide, Inc.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Penson Worldwide, Inc.
Condensed Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except par values)
ASSETS
Cash and cash equivalents	$2,805	$40,293
Cash and securities — segregated under federal and other regulations	—	2,150,040
Receivable from broker-dealers and clearing organizations	287	124,739
Receivable from customers, net	3,051	979,897
Receivable from correspondents	64	74,521
Securities borrowed	—	544,109
Securities owned, at fair value	25,383	34,019
Deposits with clearing organizations	13,780	33,164
Property and equipment, net	5,063	19,328
Investment in Apex Clearing Holdings	98,086	—
Other assets (including assets at fair value of $7,559 at June 30, 2012 and $0 at December 31, 2011)	52,962	66,215
Assets held-for-sale	968,799	2,131,081
Total assets	$1,170,280	$6,197,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to broker-dealers and clearing organizations	$—	$132,996
Payable to customers	—	2,832,013
Payable to correspondents	604	124,863
Short-term bank loans	—	80,800
Notes payable	248,338	271,302
Securities loaned	—	549,166
Securities sold, not yet purchased, at fair value	—	499
Accounts payable, accrued and other liabilities (including liabilities at fair value of $14,418 at June 30, 2012 and $0 at December 31, 2011)	50,621	59,566
Liabilities associated with assets held-for-sale	927,518	2,070,616
Total liabilities	1,227,081	6,121,821
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,932 shares issued and 28,139 outstanding as of June 30, 2012; 32,388 shares issued and 27,733 outstanding as of December 31, 2011	329	324
Additional paid-in capital	283,248	281,922
Accumulated other comprehensive income	3,918	3,909
Accumulated deficit	(286,445)	(152,875)
Treasury stock, at cost; 4,793 and 4,655 shares of common stock at June 30, 2012 and December 31, 2011	(57,851)	(57,695)
Total stockholders’ equity (deficit)	(56,801)	75,585
Total liabilities and stockholders’ equity	$1,170,280	$6,197,406
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)
Revenues
Clearing and commission fees	$7,861	$22,059	$22,321	$46,496
Technology	5,098	5,274	10,350	11,294
Interest, gross	7,766	23,233	19,283	45,789
Other	(1,668)	7,126	(6,292)	15,182
Total revenues	19,057	57,692	45,662	118,761
Interest expense from securities operations	1,623	6,201	6,083	12,009
Net revenues	17,434	51,491	39,579	106,752
Expenses
Employee compensation and benefits	18,941	15,763	35,784	33,043
Floor brokerage, exchange and clearance fees	3,233	8,775	10,675	17,368
Communications and data processing	12,839	12,780	27,803	25,594
Occupancy and equipment	3,144	4,428	6,925	9,379
Loss on Apex Clearing Holdings transaction	35,826	—	35,826	—
Gain on extinguishment of debt	(22,514)	—	(22,514)	—
Contract cease use charge	14,183	—	14,183	—
Bad debt expense	720	43,144	3,365	43,338
Other expenses	13,011	5,198	23,075	11,380
Interest expense on long-term debt	9,292	9,787	18,830	19,498
	88,675	99,875	153,952	159,600
Loss from continuing operations before equity in loss in unconsolidated affiliate	(71,241)	(48,384)	(114,373)	(52,848)
Equity in loss in unconsolidated affiliate	(5,844)	—	(5,844)	—
Loss from continuing operations before income taxes	(77,085)	(48,384)	(120,217)	(52,848)
Income tax expense (benefit)	70	(18,947)	167	(21,218)
Loss from continuing operations	(77,155)	(29,437)	(120,384)	(31,630)
Loss from discontinued operations, net of tax of $(510), $457, $(1,220) and $974, respectively	(7,941)	(732)	(13,186)	(1,400)
Net loss	$(85,096)	$(30,169)	$(133,570)	$(33,030)
Loss per share — basic and diluted:
Loss per share from continuing operations	$(2.75)	$(1.03)	$(4.30)	$(1.11)
Loss per share from discontinued operations	$(0.29)	$(0.03)	$(0.47)	$(0.05)
Loss per share	$(3.04)	$(1.06)	$(4.77)	$(1.16)
Weighted average common shares outstanding — basic and diluted	28,035	28,546	28,005	28,512
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(1,116)	$1,053	$15	$2,727
Income tax expense (benefit) related to items of other comprehensive income (loss)	(437)	413	6	1,069
Other comprehensive income (loss), net of tax	(679)	640	9	1,658
Comprehensive loss	$(85,775)	$(29,529)	$(133,561)	$(31,372)

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statement of Stockholders’ Equity

	Preferred Stock	Common Stock		Additional paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
	(Unaudited) (In thousands)
Balance, December 31, 2011	$—	27,733	$324	$281,922	$(57,695)	$3,909	$(152,875)	$75,585
Net loss	—	—	—	—	—	—	(133,570)	(133,570)
Foreign currency translation adjustments, net of tax of $6	—	—	—	—	—	9	—	9
Purchase of treasury stock	—	(138)	—	—	(156)	—	—	(156)
Stock-based compensation expense	—	513	5	1,314	—	—	—	1,319
Purchases of common stock under the employee stock purchase plan	—	31	—	12	—	—	—	12
Balance, June 30, 2012	$—	28,139	$329	$283,248	$(57,851)	$3,918	$(286,445)	$(56,801)

See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(133,570)	$(33,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	13,186	1,400
Loss on Apex Clearing Holdings transaction	35,826	—
Gain on extinguishment of debt	(22,514)	—
Gain on Penson Futures transaction	(381)	—
Equity in loss in unconsolidated affiliate	5,844	—
Depreciation and amortization	6,058	8,463
Stock-based compensation	1,319	1,821
Debt discount accretion	2,409	2,232
Debt issuance costs	478	536
Contract cease use charge	14,183	—
Contingent consideration accretion	—	203
Contract cease use charge accretion	236	—
Bad debt expense	3,365	43,338
Write-down to fair value of RDC related municipal bonds	15,099	—
Changes in operating assets and liabilities exclusive of effects of business combinations, divestitures and discontinued operations:
Cash and securities — segregated under federal and other regulations	774,327	(230,857)
Net receivable/payable with customers	(597,393)	394,103
Net receivable/payable with correspondents	(27,928)	(5,985)
Securities borrowed	430,523	(196,966)
Securities owned	(5,796)	(32)
Deposits with clearing organizations	44,152	(76,438)
Other assets	(8,932)	24,201
Net receivable/payable with broker-dealers and clearing organizations	27,039	(50,984)
Securities loaned	(502,319)	37,493
Securities sold, not yet purchased	(499)	(72)
Accounts payable, accrued and other liabilities	(28,453)	(47,822)
Net cash provided by (used in) operating activities of continuing operations	46,259	(128,396)
Cash flows from investing activities:
Business combinations, net of cash acquired	(500)	—
Purchase of property and equipment	(675)	(6,702)
Net cash used in investing activities of continuing operations	(1,175)	(6,702)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	40,000
Repayments of revolving credit facility	(7,000)	(15,000)
Net borrowings on short-term bank loans	(80,800)	99,013
Purchase of treasury stock	(156)	(158)
Proceeds from Penson Futures transaction	5,000	—
Issuance of common stock	12	140
Net cash provided by (used in) financing activities of continuing operations	(82,944)	123,995
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(31,484)	(25,208)
Net cash used in investing activities of discontinued operations	(314)	(2,324)
Net cash provided by (used in) financing activities of discontinued operations	10,072	(16,125)
Net cash flows used in discontinued operations	(21,726)	(43,657)
Effect of exchange rates on cash	273	1,360
Decrease in cash and cash equivalents	(59,313)	(53,400)
Cash and cash equivalents at beginning of period	72,226	138,614
Cash and cash equivalents at end of period	$12,913	$85,214
Supplemental cash flow disclosures:
Interest payments	$16,881	$20,858
Income tax payments	$344	$692
Supplemental disclosure of non-cash activities:
Contingent consideration receivable from Penson Futures transaction	$7,499	$—
Investment in Apex Clearing Holdings LLC	$103,930	$—
See accompanying notes to condensed consolidated financial statements.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data or where noted)

1.	Basis of Presentation
Organization and business — Penson Worldwide, Inc. (individually or collectively with its subsidiaries, “PWI” or the “Company”) is a holding company incorporated in Delaware. The Company conducts business through its wholly owned subsidiary SAI Holdings, Inc. (“SAI”). SAI currently conducts business through its principal direct and indirect operating subsidiaries, Penson Financial Services, Inc. (“PFSI”), Penson Financial Services Canada Inc. (“PFSC”), and Nexa Technologies, Inc. (“Nexa”). The Company previously conducted business through Penson Futures, formerly known as Penson GHCO (“Penson Futures”), Penson Financial Services Ltd. (“PFSL”), Penson Asia Limited (“Penson Asia”) and Penson Financial Services Australia Pty Ltd (“PFSA”). On August 31, 2011 Penson Futures was combined with PFSI and was operated as a division of PFSI (references to Penson Futures after August 31, 2011 are references to the futures division of PFSI). During the fourth quarter of 2011, the Company ceased operations of Penson Asia. On November 30, 2011, the Company announced that it had sold PFSA to BNY Mellon Company. On December 16, 2011, the Company announced that it would cease operations of its PFSL subsidiary in 2012, and completed this closure in the second quarter of 2012. The Company has engaged investment bankers to assist in the anticipated sale of PFSC expected to close in 2012. As a result of the Company's recent transactions with Knight Execution & Clearing Services LLC (“Knight”) and Apex Clearing Holdings LLC (“Apex Holdings”), as previously disclosed in the Company's filings and as discussed in Note 3, the Company has presented the futures division of PFSI, along with the operations of PFSA, PFSC and PFSL as discontinued operations and has reclassified its operations for all periods presented. Through PFSC, the Company is continuing to provide securities clearing services including margin lending and securities lending and borrowing transactions, primarily to facilitate clearing and financing activities. Through Nexa, the Company is continuing to provide technology services, including trade routing and market data.
PFSC is an investment dealer registered in all provinces and territories in Canada and is a dealer member of the Investment Industry Regulatory Organization of Canada (“IIROC”). On August 3, 2012, PFSI filed a Form BDW with the Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA"), voluntarily withdrawing its registration as a broker-dealer and resigning as a member of FINRA. SEC's and FINRA's acceptance of withdrawal and resignation are pending.
The accompanying unaudited interim condensed consolidated financial statements include the accounts of PWI and its wholly owned subsidiary SAI. SAI’s wholly owned subsidiaries include among others, PFSI, Nexa, Penson Execution Services, Inc., Penson Financial Futures, Inc. (“PFFI”), GHP1, Inc. (“GHP1”), which includes its subsidiaries GHP2, LLC (“GHP2”) and Penson Futures, and Penson Holdings, Inc. (“PHI”), which includes its subsidiaries PFSC, PFSL, Penson Asia and PFSA. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of PFSC have been presented as assets held-for-sale and liabilities associated with assets held-for-sale on the consolidated statements of financial condition as of June 30, 2011. The accounts of PFSC and PFSL and the Penson Futures division of PFSI have been presented as assets held-for-sale and liabilities associated with assets held-for-sale on the consolidated statement of financial condition as of December 31, 2011. The operations of PFSC, PFSA, PFSL and the U.S. futures division of PFSI have been reported in discontinued operations, net of income tax on the consolidated statements of comprehensive loss for all periods presented with the exception of PFSA which had no operations subsequent to its sale on November 30, 2011. See Note 20.
The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 contained in this Quarterly Report (collectively, the “unaudited interim condensed consolidated financial statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented.
In the opinion of management, the accompanying unaudited interim condensed consolidated statements of financial condition and related statements of comprehensive loss, cash flows, and stockholders’ equity include all adjustments necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Penson Worldwide, Inc. consolidated financial statements as of and for the year ended December 31, 2011, as filed with the SEC on Form 10-K and the Company's other public filings. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.
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
Reclassifications — The Company has reclassified prior period amounts associated with discontinued operations to conform to the current year’s presentation. The reclassifications had no effect on the condensed consolidated statements of comprehensive loss, stockholders’ equity (deficit) or cash flows as previously reported.
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

2.	Debt and Liquidity and Capital Resources
Debt
As previously announced, the Company and certain of its subsidiaries entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of the Company's 12.5% senior second lien secured notes due 2017 (the “Senior Secured Second Lien Notes”), (ii) the holders of over 70% of our unsecured 8% senior convertible notes due 2014 (the “Senior Convertible Notes”), and (iii) Broadridge (such holders collectively, the “Debt Holders”). Under the terms of the Restructuring Support Agreement, the Debt Holders agreed to support an exchange offer pursuant to which the Company would exchange an aggregate of $280,578 face value of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities (the “Restructuring”). Despite the efforts of the Company's executives and advisors and at a substantial cost, the Company was not able to complete an exchange offer and the Restructuring Support Agreement lapsed on May 14, 2012. As previously announced, on June 5, 2012, the Company entered into a Termination and Mutual Release Agreement with Broadridge pursuant to which, among other things, Broadridge released the Company from all claims under the Master Services Agreement with Broadridge (other than those relating to PFSC) equal to an amount not less than $87,000 and Company's promissory note to Broadridge in the original amount of $20,578 was terminated and discharged without payment. The Company has recommenced negotiations with certain major holders of the Senior Secured Second Lien Notes and the Senior Convertible Notes with the goal of restructuring these obligations in light of the Company's reorganization. There can be no assurance that the Company and such holders will reach agreement on terms of any revised restructuring. While management continues to believe that such a restructuring is in the best interests of its various stakeholders, in the absence of a satisfactory restructuring management will consider alternative options, including a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.
Liquidity and Capital Resources
As a result of the Knight and Apex transactions described in Note 3, the Company's primary liquidity needs are in its Canadian clearing broker, PFSC, which is presented as a discontinued operation, as it is held for sale.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

PFSC typically finances its operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which referred to as “stock loans.” Most of the borrowings are driven by the activities of its clients or correspondents, primarily the purchase of securities on margin by those parties. PFSC had two uncommitted lines of credit with two financial institutions permitting PFSC to borrow up to an aggregate of approximately $184,879. There are no specific limitations on our borrowing capacities pursuant to its stock loan arrangements, though none of these facilities is committed. Further, since stock loan borrowings are secured, the ability to borrow is limited by the available collateral pool and advance rates offered by counterparties against that collateral.
Broker-dealer bank debt facilities are typically secured, uncommitted and on demand. Therefore, lenders can refuse to extend loans, limit the size of loans, increase the amount of collateral required to support loans, or require repayment of outstanding loans. This can severely impact liquidity resources. Furthermore, the type of business a correspondent or client transacts can create liquidity needs. For example, certain option trades may create collateral for the broker-dealer to utilize for settlement, but the trade does create operating liquidity needs at the clearing corporation. In such cases, as there is no underlying collateral to post, the broker-dealer must utilize other available collateral. Borrowings under stock loan arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers' margin account securities, and are repayable on demand.
Excluding the PFSC business, the Company's current liquidity needs are limited to its operating expenses and funding any receivables related to the provision of services to Knight and Apex under the transitional services agreements.
Capital Resources — In general, the Company's capital resources are the existing capital in its businesses and any operating income, if applicable. The Company's broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. PFSC is subject to early warning capital levels which are significantly higher than minimum requirements. At June 30, 2012, PFSI had a net capital deficit of $14,142. This amount was $14,392 below its minimum capital requirement of $250, which resulted in a net capital violation that was communicated to its regulators. At June 30, 2012, PFSC had risk adjusted capital of approximately $26,327 and had early warning excess of approximately $15,229. For the past three quarters both PFSI and PFSC have operated at a loss. This reduces the Company's capital resources.
In addition to these statutory requirements, the Company's regulators have the discretion to require higher capital or liquidity levels. If the Company's regulators require that it retain significant regulatory capital at these subsidiaries, its liquidity could be impaired, perhaps significantly.
On June 3, 2009, the Company issued $60,000 aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56,200 after initial purchaser discounts and other expenses. On May 6, 2010, the Company issued $200,000 aggregate principal amount of 12.50% Senior Second Lien Secured Notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193,294 after initial purchaser discounts and other expenses. The Company used a part of the net proceeds of the sale to pay down approximately $110,000 outstanding on its then current senior revolving credit facility, enter into a $70,000 subordinated loan arrangement with the broker-dealer in the U.S., to provide working capital to support the correspondents acquired from Ridge and for other general corporate purposes. The Company's obligations under the senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by the PWI, SAI and PHI of equity interests of certain of their subsidiaries. As is common with facilities of this type, the negative covenants in its various credit facilities limit its ability to incur additional debt outside of the ordinary course of business and its ability to incur additional working capital debt facilities at a parent company level is therefore significantly restricted.
The Company incurs a significant amount of interest on its outstanding debt obligations. In 2011, the Company paid approximately $1,800 in interest under its then senior revolving credit facility and predecessor facility, $4,800 in interest under its Senior Convertible Notes, $25,000 in interest under its Senior Second Lien Secured Notes and $600 in interest under the Ridge Seller Note. The Company is required to make an interest payment of $12,500 on the Senior Second Lien Secured Notes in mid-November 2012, and this obligation will continue semi-annually through 2017, when the principal amount of $200,000 is due. The Company is required to make an interest payment of $2,400 on the Senior Convertible Notes in early December 2012, and this obligation will continue semi-annually through June 1, 2014, when the principal amount of $60,000 is due. In the first quarter of 2012, the Company unsuccessfully attempted to launch an exchange offer for all of its outstanding funded debt. If the Company is unable to complete an exchange offer for or an alternative restructuring of its senior debt, management will consider pursuing alternative options, including potentially winding down or liquidation of the Company’s operations, or a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.
As a holding company, earnings and capital of the Company's operating subsidiaries are accessed from time to time through the receipt of dividends or intercompany advances from these subsidiaries. As discussed above, however, the Company's broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in the Company's industry, the making of distributions from its regulated operating

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

subsidiaries is generally subject to prior approval by the applicable regulators. The Company's regulators have considerable discretion when deciding whether to permit a distribution, though management understands that they place importance on factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. There is no assurance that the Company will be able to get approval for a distribution in the future. Any such difficulty would have a material impact on the Company's ability to service its debt obligations at the parent company level.
Historically, the Company has not experienced significant difficulty obtaining approval for distributions by its regulated operating subsidiaries when it has had significant excess capital. Currently, only PFSC has adequate excess regulatory capital. On May 15, 2012, in order to assist the Company in making the $12,500 semiannual payment on its Senior Secured Second Lien Notes, its regulators, allowed it to borrow $5,500 from PFSI. In return for this assistance, management agreed to continue its efforts to execute a strategic transaction with respect to PFSI, which resulted in the Apex transaction described in Note 3. In June 2012, the Company's regulators allowed a $2,400 dividend from PFSI to assist the Company in making the $2,400 semiannual payment on its Senior Convertible Notes.

As a result of the transactions with Knight and Apex Holdings, the cash flow at our U.S. broker-subsidiary, PFSI, will primarily be limited to amounts payable under the transitional services agreements with Knight and Apex Holdings, as described in Note 3, and the recovery of deposits held by various exchanges and regulatory authorities. PFSI may also receive Earnout Amounts paid by Knight or distributions paid as a result of PFSI's investment in Apex Clearing.

3.	Acquisitions and Dispositions
Acquisition of Ridge
On November 2, 2009, the Company entered into an asset purchase agreement (“Ridge APA”) to acquire the clearing and execution business of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) from Ridge and Broadridge Financial Solutions, Inc. (“Broadridge”), Ridge’s parent company. The acquisition closed on June 25, 2010, and under the terms of the Ridge APA, as later amended, the Company paid $35,189. The acquisition date fair value of consideration transferred was $31,912, consisting of 2,456 shares of PWI common stock with a fair value of $14,611 (based on our closing share price of $5.95 on that date) and a $20,578 five-year subordinated note (the “Ridge Seller Note”) with an estimated fair value of $17,301 on that date (see Note 11 for a description of the Ridge Seller Note discount), payable by the Company bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%. On October 11, 2011 the Company amended and restated the terms of the Ridge Seller Note to provide for payment of interest by the Company at maturity rather than on a quarterly basis.
The Company initially recorded a liability of $4,089 attributable to the estimated fair value of contingent consideration to be paid 19 months after closing (subject to extension in the event the dispute resolution procedures set forth in the Ridge APA are invoked). The contingent consideration was primarily composed of two categories. The first category includes a group of correspondents that had not generated at least six months of revenue as of May 31, 2010 (“Stub Period Correspondents”). Twelve months after closing a calculation was performed to adjust the estimated annualized revenues as of May 31, 2010 to the actual annualized revenues based on a six-month review period as defined in the Ridge APA (“Stub Period Revenues”). The Ridge Seller Note is subject to adjustment 19 months after closing based on .9 times the difference between the estimated and actual annualized revenues. As of December 31, 2010, all of the correspondents in this category had generated at least six months of revenues. The Company reduced its contingent consideration liability by $343, which was included in other expenses in the consolidated statements of operations for the year ended December 31, 2010. The second category includes a group of correspondents that had not yet begun generating revenues (“Non-revenue Correspondents”) as of May 31, 2010. As of December 31, 2011 a calculation was performed to determine the annualized revenues, based on a six-month review period, for each such Non-revenue Correspondent (“Non-revenue Correspondent Revenues”). This calculation resulted in a reduction in the contingent consideration liability of approximately $51. Additionally, the liability was reduced by approximately $1,313 for other items such as client concessions, departing correspondents and additional business as negotiated by both parties. On June 5, 2012, as a part of the Apex transaction, the Ridge Seller Note was forgiven in its entirety, including the accrued contingent consideration. As of June 30, 2012 and December 31, 2011, the total amount of contingent consideration totaled $0 and $2,999.
The Company initially recorded goodwill of $15,901, intangibles of $20,100 and a discount on the Ridge Seller Note of $3,277. The qualitative factors that made up the recorded goodwill included value associated with an assembled workforce, value attributable to enhanced revenues related to various products and services offered by the Company and synergies associated with cost reductions from the elimination of certain fixed costs as well as economies of scale resulting from the additional correspondents. The goodwill was included in the United States segment. A portion of the recorded goodwill associated with the contingent consideration will not be deductible for tax purposes as future payments are less than the $4,089 initially recorded. The tax goodwill will be deductible for tax purposes over a period of 15 years. The Company incurred acquisition related costs of approximately $5,251. As of December 31, 2011, based upon an impairment test performed by the Company, it was determined that the goodwill was impaired, which resulted in a goodwill impairment charge that reduced the

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Ridge goodwill balance to zero. Additionally, in connection with the Apex transaction net intangibles of $16,231 associated with the Ridge transaction were written off.
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
A payment of approximately $26,600 was paid in connection with the first year earnout that ended May 31, 2008; approximately $25,500 was paid in connection with the second year of the earnout that ended May 31, 2009 and approximately $9,269 was paid in connection with the fourth year of the earnout that ended on May 31, 2011. Pursuant to the terms of a letter agreement with Schonfeld, at June 30, 2012, the Company had paid $2,500 as result of the third year of the earnout ended May 31, 2010. The remaining $3,500 liability as of June 30, 2012 was to be paid evenly over the seven month period commencing on February 1, 2012. The Company has not made any payments subsequent to the payment due January 1, 2012, due to a contractual dispute with one of the Schonfeld correspondents. We continue to seek to negotiate a resolution to this dispute. In connection with the Apex transaction, net intangibles of $8,966 associated with the Schonfeld transaction were written off.
Disposition of Penson Futures
On May 28, 2012, the Company entered into an Asset Purchase Agreement (the "APA") with Knight, pursuant to which (i) the Company sold certain assets of PFSI's futures clearing business (the "FCM Business"), including but not limited to, customer contracts, segregated customer account assets, assets relating to the foreign currency exchange business, certain membership seats and licenses for clearing exchanges, and other related assets to Knight; and (ii) Knight assumed, subject to specified exceptions, certain liabilities and obligations under customer contracts in the FCM Business (the "Sale"). On May 31, 2012, the Company and Knight closed the Sale. In consideration for the Sale, Knight agreed to make an initial payment of $5,000 in cash to PFSI. This payment was received in two $2,500 wires and was fully paid by June 7, 2012.
Knight also agreed to pay an earnout amount ("Earnout Amount") within 45 days of the first, second and third anniversary of the closing of the Sale. The Earnout Amount is to be calculated as follows: (i) if the revenue for the FCM Business for the then trailing 12 month period ending on the last day of the last full month of such 12 month period, (a) is less than $21,000, then the Earnout Amount shall be $0, or (ii) if such revenue is equal to or greater than $21,000, then the Earnout Amount will be 1.25% of the total revenue for every $1,000 of revenue in excess of $20,000 for such period.
As a result of the transaction the Company recorded consideration of $12,499, which was comprised of cash consideration of $5,000 and contingent consideration of $7,499. The contingent consideration recorded was the present value of the estimated payments to be received by Knight over the next three years. The estimated revenues were based primarily on

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

historical revenues of the PFSI's futures division. These estimated payments were discounted using a weighted average cost of capital ranging from 9.53% for the first year of the earnout to 9.80% in the third year of the earnout. The Company will evaluate, on a quarterly basis, the estimated contingent consideration expected to be received from Knight with any changes in the fair value of the expected amounts being recognized in discontinued operations. Additionally, the Company will record interest revenue as a result of applying the effective interest method. This revenue will be presented in discontinued operations. The estimated fair value of the contingent consideration receivable as of June 30, 2012 was $7,559. This is considered a Level 3 asset in the fair value hierarchy as some of the inputs used to estimate fair value are unobservable and can not be corroborated by observable market data.
The transaction resulted in a gain of approximately $381, included in discontinued operations, based on a carrying value of tangible assets of approximately $7,990 and intangible assets of $4,128.
In connection with the Sale, the Company also entered into a Transition Services Agreement with Knight (the "Knight Services Agreement"), pursuant to which the Company agreed to provide Knight with all services, functions, products, software and intellectual property primarily used to support the FCM Business following the Sale, including services relating to regulatory compliance and reporting requirements (the "Transition Services"). Knight agreed to pay certain fees to PFSI for the Transition Services, and management expects that such fees will cover the costs for providing the Transition Services. The term of the Transition Services will continue for a period of 6 months, but may be terminated early by Knight upon 30-day advance notice. As of June 30, 2012, the majority of our former futures division personnel, including management, were employees of Knight.
Formation of Apex Clearing
In May and June, PFSI entered into a number of agreements with Apex Holdings, the parent company of Apex Clearing Corporation ("Apex Clearing"). On May 31, 2012, PFSI entered into a Limited Liability Company Agreement and other definitive agreements with Apex Holdings. Pursuant to the Limited Liability Company Agreement (the "LLC Agreement"), PFSI and Apex Clearing Solutions LLC ("ACS") established Apex Holdings, which is managed by ACS, a subsidiary of PEAK6 Investments, L.P. In addition, Broadridge Financial Solutions, Inc. ("Broadridge") transferred to Apex Holdings the ownership of its broker-dealer subsidiary (excluding certain assets and liabilities relating to its on-going outsourcing business), Ridge Clearing & Outsourcing Solutions, Inc., which was renamed "Apex Clearing Corporation" , and became a wholly-owned subsidiary of Apex Holdings.
In connection with this transaction, PFSI entered into an Assignment and Assumption Agreement with Apex Holdings (the "AAA"), dated May 31, 2012, pursuant to which PFSI (i) sold and transferred to Apex Clearing the customer and correspondent accounts and related contractual rights of PFSI under its securities clearing contracts and other related assets, (ii) transfered to Apex Clearing certain related liabilities and (iii) contributed net tangible assets with a fair value of $103,930 towards $90,000 of regulatory capital of Apex Clearing (collectively, the "Acquired Assets") in consideration for the issuance of membership interests representing 93.75% of the equity interests in Apex Holdings. In addition, ACS contributed $5,000 in cash for membership interests representing 5.21% of the equity interests in Apex Holdings, and certain other investors contributed a total of $1,000 in cash for membership interests representing an aggregate of 1.04% of the equity interests in Apex Holdings. Furthermore, ACS and certain of its affiliates have provided $35,000 in subordinated loans to Apex Clearing (the "Subordinated Loans"). The Subordinated Loans qualify for treatment as regulatory capital of Apex Clearing. Accordingly, Apex Clearing had approximately $130,000 in regulatory capital at the closing of the transactions. As set forth in the LLC Agreement, ACS is the managing member and has all management powers over Apex Clearing's business and affairs. None of the other members, including PFSI have any voting, consent or approval rights under the LLC Agreement. As such ACS is deemed to have control of Apex Clearing. The Company will account for its equity interests in Apex Holdings under the equity method with its share of Apex Holdings' profit or loss recognized in earnings.
ACS has the option, from time to time, to purchase all or a portion of PFSI's membership interest in Apex Holdings at an amount equal to 120% of the then current value of PFSI's capital account. Furthermore, pursuant to the AAA, PFSI deposited $2,000 in an escrow account to support PFSI's obligations to indemnify Apex Holdings, ACS and their affiliates under the AAA for claims arising from, among other things, PFSI or Nexa's breach, violation or non-fulfillment of their obligations under the AAA or related transaction document. The escrow amount, less the amount of any successful claims thereon, will be released to PFSI five years  after Closing.
The Company and its subsidiary Nexa have entered into an Indemnity and Support Agreement, pursuant to which they have agreed to indemnify Apex Holdings, ACS and their affiliates against certain claims for its losses incurred under the AAA or other transaction documents.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

In connection with the closing of the Apex Clearing transactions, on June 5, 2012:

•
PFSI and Nexa entered into a Transition Services Agreement with Apex Holdings and Apex Clearing (the "TSA"), pursuant to which PFSI and Nexa agree to provide various transitional support services to Apex Holdings and Apex Clearing, including the continued servicing of various customer contracts to be transferred to Apex Clearing and other services to ensure a smooth transition of the business and compliance with certain applicable reporting and regulatory requirements. The initial term of the TSA is 12 months, which may be extended by Apex Holdings for up to an additional 6 months. The amounts to be paid to PFSI under the TSA may not fully cover the expenses of providing the transition support services. In addition, Nexa and PFSI entered into license agreements, pursuant to which Nexa and PFSI will grant certain licenses to Apex Clearing to use certain intellectual property in order, among other things, to enable Apex Clearing to perform its obligations under the clearing and customer contracts assigned to Apex Clearing and to conduct its clearing, settlement and execution business. As services are transitioned to Apex Clearing, the Company anticipates that the services required from PFSI under the TSA, and the associated payments from Apex Clearing, will be reduced proportionately.

•
PFSI entered into a credit agreement with Apex Clearing whereby PFSI has agreed to provide a $12,000 line of credit to Apex Clearing for up to 12 months, and ACS entered into a credit agreement with Apex Clearing whereby ACS has agreed to provide a $10,000 line of credit to Apex Clearing for up to 12 months; and

•
The Company entered into a Termination and Mutual Release Agreement with Broadridge (the "Release Agreement"), pursuant to which the Company and Broadridge agreed to (i) terminate the Schedules under the Master Services Agreement by and between the Company and Broadridge, dated November 2, 2009 (collectively the "Master Services Agreement"), other than to the extent necessary to provide the transition services under the Services Agreement and to continue to service the Company's Canadian subsidiary, PFSC; and (ii) terminate, discharge and release in full the Company's obligations, including all obligations to make principal and interest payments, under the Ridge Seller Note due June 25, 2015 with an outstanding principal amount of approximately $20,578 issued to Broadridge. The Company and Broadridge also agreed to release all claims equal to an amount not less than $87,000, arising under the Master Services Agreement, provided that Broadridge will retain claims of up to $20,000 under the Master Services Agreement against PFSC while the Company will retain all of its rights under the Master Services Agreement to defend any such claims against PFSC.

In connection with the Apex transaction, the Company received consideration of $200 and recorded an investment in Apex Holdings of $103,930, which represented the fair value of the contributed tangible net assets.In connection with the transaction the Company recorded a loss of $35,826 primarily related to approximately $10,650 of certain technology assets of which the exclusive rights to use were contributed to Apex Clearing as well as intangible assets of $25,376 primarily related to customer contracts associated with prior acquisitions that were contributed to Apex Clearing. As of June 30, 2012, the Company's maximum exposure to loss as a result of its involvement with Apex Holdings is $98,086 which represents the Company's investment.

4.	Computation of loss per share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation. Common stock equivalents related to stock options are excluded from the diluted earnings per share calculation if their effect would be anti-dilutive to loss per share.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted:
Loss from continuing operations	$(77,155)	$(29,437)	$(120,384)	$(31,630)
Loss from discontinued operations, net of tax	(7,941)	(732)	(13,186)	(1,400)
Net loss	$(85,096)	$(30,169)	$(133,570)	$(33,030)
Weighted average common shares outstanding — basic and diluted	28,035	28,546	28,005	28,512
Loss per share from continuing operations	$(2.75)	$(1.03)	$(4.30)	$(1.11)
Loss per share from discontinued operations	(0.29)	(0.03)	(0.47)	(0.05)
Basic and diluted loss per share	$(3.04)	$(1.06)	$(4.77)	$(1.16)

 At June 30, 2012 and 2011 stock options and restricted stock units totaling 2,033 and 2,210 were excluded from the computation of diluted EPS as their effect would have been anti-dilutive. For periods with a net loss, basic weighted average shares are used for diluted calculations because all stock options and unvested restricted stock units outstanding are considered anti-dilutive.

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
Contingent consideration receivable
Continent consideration receivable is valued using a discounted cash flow approach based on the estimated payments expected to be received. The various inputs used to estimate fair value are both observable and unobservable and therefore may not be corroborated by market data. Therefore fair value of the contingent consideration receivable is categorized as Level 3.
Contract cease-use liability
The contract cease use liability is valued using a discounted cash flow approach based on the contractual minimum payments to be made. The inputs used to estimate fair value are observable or corroborated by observable market data. Therefore, the fair value of the contract cease use liability is categorized as Level 2.

The following table summarizes by level within the fair value hierarchy “Securities owned, at fair value,” "Other assets," “Securities sold, not yet purchased, at fair value” and "Accounts payable, accrued and other liabilities" as of June 30, 2012 and December 31, 2011.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

June 30, 2012	Level 1	Level 2	Level 3	Total
Securities owned
Corporate equity	$—	$—	$—	$—
Listed option contracts	—	—	—	—
Municipal bonds	$—	$25,383	$—	$25,383
	$—	$25,383	$—	$25,383
Other Assets
Contingent consideration receivable	$—	$—	$7,559	$7,559
	$—	$—	$7,559	$7,559
Accounts payable, accrued and other liabilities
Contract cease-use liability	$—	$14,418	$—	$14,418
	$—	$14,418	$—	14,418

December 31, 2011	Level 1	Level 2	Level 3	Total
Securities owned
Corporate equity	$463	$—	$—	$463
Listed option contracts	88	—	—	88
Municipal bonds	—	26,335	7,133	33,468
	$551	$26,335	$7,133	$34,019
Securities sold, not yet purchased
Corporate equity	$378	$—	$—	$378
Listed option contracts	121	—	—	121
	$499	$—	$—	$499

Level 3 assets measured at fair value on a recurring basis
The following table presents a summary of changes in the fair value of the Company’s Level 3 assets for the six months ended June 30, 2012. The realized loss is included in other revenue in the unaudited interim condensed consolidated statement of comprehensive loss.

Balance, December 31, 2011	$7,133
Purchases of municipal bonds	7,966
Contingent consideration receivable	7,499
Amortization of contingent consideration receivable discount	60
Realized loss on municipal bonds	(15,099)
Balance, June 30, 2012	$7,559

At December 31, 2011, the Company’s Level 3 assets were comprised entirely of Retama Development Corporation (“RDC”) related municipal bonds. On April 25, 2012 the Company sold the bonds and certain other RDC related secured loans. See Note 8 and 21 for further discussion. As of June 30, 2012, the Company's Level 3 assets are comprised solely of the contingent consideration receivable.

6.	Segregated assets
As a result of the Apex and Knight transactions (see Note 3) PFSI no longer carries customer balances. As such, as of June 30, 2012, PFSI did not have any requirements to segregate assets for the benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or pursuant to Commodity Futures Trading Commission Rule 1.20. As of June 30, 2012, $194,241 was segregated under similar Canadian regulations and is included in assets held-for-sale in the unaudited interim condensed consolidated statement of financial condition. See Note 20. At December 31, 2011, $2,150,040 was segregated for the benefit of customers under applicable U.S. regulations. Additionally, $110,044 and $11,068 was segregated under similar Canadian and United Kingdom regulations, respectively and $379,261 was segregated for the benefit of customers of the Penson Futures division of PFSI pursuant to Commodity Futures Trading Commission Rule 1.20. These are included in assets held-for-sale in the consolidated statement of financial condition as of December 31, 2011.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

7.	Receivable from and payable to broker-dealers and clearing organizations
Amounts receivable from and payable to broker-dealers and clearing organizations consists of the following:

	June 30, 2012	December 31, 2011
Receivable:
Securities failed to deliver	$—	$80,357
Receivable from clearing organizations	287	44,382
	$287	$124,739
Payable:
Securities failed to receive	$—	$64,092
Payable to clearing organizations	—	68,904
	$—	$132,996

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

8.	Receivable from and payable to customers and correspondents
Receivable from and payable to customers and correspondents include amounts due on cash and margin transactions. Securities owned by customers and correspondents are held as collateral for receivables. This collateral includes financial instruments that are actively traded with valuations based on quoted prices and financial instruments in illiquid markets with valuations that involve considerable judgment. Such collateral is not reflected in the unaudited interim condensed consolidated financial statements. Payable to correspondents also includes commissions due on customer transactions. As a result of the Apex and Knight transactions (see Note 3) PFSI no longer carries customer balances.
Typically, the Company’s loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, the Company may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In certain circumstances it may be necessary to acquire third party valuation reports for illiquid financial instruments held as collateral. These reports are used to assist management in its assessment of the collectibility of its receivables. In valuing receivables that become less than fully collateralized, the Company compares the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluates the collectibility based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and the nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights the Company has against the customer or the related introducing broker are not sufficient to cover potential losses, the Company records an appropriate allowance for doubtful accounts. In the ordinary course of business the Company carries less than fully collateralized balances for which no allowance has been recorded due to the Company’s judgment that the amounts are collectible. The Company monitors every account that is less than fully collateralized with liquid securities every trading day. The Company reviews these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by the risk management procedures that identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The Company and PFSC risk management officers monitor market developments on a daily basis. The Company maintains an allowance for doubtful accounts that represents amounts, in the judgment of the Company, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectible, it is generally reserved at an amount correlating with the amount of the balance that is considered under-secured. Provisions made to this allowance are charged to operations based on anticipated recoverability.
The Company generally nets receivables and payables related to its customers’ transactions on a counterparty basis

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. The Company generally recognizes interest income on an accrual basis as it is earned. Interest on margin loans is typically accrued monthly and, therefore, increases the margin loan balance reflected on the Company’s financial statements. However, there may be cases when the Company believes that, while the outstanding amount of the receivable is collectible, amounts greater than the current carrying value of the loan may not be collectible. At that point the Company may elect, even though the outstanding amount of the receivable is considered collectible, to recognize interest income only when received rather than reflecting any additional accrued interest on the receivable (“Nonaccrual Receivables”).
Generally, when an account has been reserved, no additional interest is accrued. With regard to margin loans, payments are generally recorded against the outstanding loan balance which includes accrued interest. The Company’s policy with regard to loans with stated terms is to apply payments as set forth in the individual loan agreement. The accrual of interest does not resume until such time as the Company has determined that the amount is fully collectible. This would be evidenced by payments on margin loans resulting in the account becoming fully secured or loans with stated terms becoming current. Margin loans become delinquent at the point that margin calls are not met while loans with stated terms become delinquent in accordance with their stated terms. When either a margin loan or a loan with stated terms becomes delinquent, the Company undertakes a collectibility review and generally requires customers to deposit additional collateral or to reduce positions.
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
The Company also determined that it was appropriate to commence enforcement actions with respect to certain of those Nonaccrual Receivables, and therefore began foreclosure against collateral securing certain of these Nonaccrual Receivables. On August 4, 2011, the Company foreclosed on 1,001 shares of its common stock, which it held as collateral, at a price of $2.61 per share, the then current market price. The value of these shares, totaling $2,612, was applied to reduce the applicable Nonaccrual Receivables. The purchased shares increased the total number of treasury shares as of that date. Further, on September 1, 2011, the Company foreclosed on certain municipal bonds, limited partnership interests, secured debts and other collateral pursuant to a public foreclosure auction. At this foreclosure the Company credit bid for and thereby acquired the collateral offered for sale. This resulted in a reduction of the applicable Nonaccrual Receivables of $40,220. Subsequently, in February 2012, the Company conducted a further foreclosure auction of certain additional municipal bonds. Again the Company acquired the collateral after entering a credit bid of $7,966, which reduced the Nonaccrual Receivables by an equivalent amount. The debtors subject to the various foreclosure sales remain liable for the Nonaccrual Receivables to the extent not secured by the proceeds of the collateral subject to foreclosure, including Nonaccrual Receivables previously reserved against. The Company continues to evaluate whether additional enforcement action is feasible or advisable at this stage with respect to outstanding Nonaccrual Receivables and deficiency claims that the Company retains. As of June 30, 2012 and December 31, 2011, the Company had approximately $0 and $8,500 in Nonaccrual Receivables, net of reserves. The acquired municipal bonds are included in securities owned, at fair value, while the secured debts are included in other assets. After further evaluation of options available to the Company to realize upon the foreclosed assets and in light of the financial condition of the RDC and the then current status of the Exchange Offer, the Company determined that the prospects for a successful restructuring by the Company of its RDC related assets had diminished. The Company therefore determined that an immediate sale of the assets represented the best means for the Company to realize upon these assets. On April 25, 2012 the Company sold substantially all of its RDC related assets, including municipal bonds and certain secured loans comprised of a secured loan of $6,700 and the advances to the RDC by the Company of $400 on September 2, 2011 and $400 on December 20, 2011. The purchase price for the RDC related assets was $6,955 payable in cash. In connection with that transaction, during the quarter ended March 31, 2012, the Company recorded bad debt expense of $545 which reduced the secured loans and advances to their net realizable value of $6,955. In the quarter ended June 30, 2012, the Company reserved approximately $371 related to Nonaccrual receivables that were previously secured by Retama related assets. As of June 30, 2012, the Company has no exposure to Retama related Nonaccrual Receivables and retains no direct Retama related assets.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

When assessing collectibility of its remaining Nonaccrual Receivables, or other receivables, the Company considers a variety of factors relating to the collateral securing such receivables such as, but not limited to, the macroeconomic environment, the underlying, value of assets (often real estate) held by those projects and the liquidity of the collateral. In each case the collateral is owned by customers and pledged to the Company and/or its affiliates.
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
The changes in the allowance for doubtful accounts during 2012 were as follows:

Balance, December 31, 2011	$65,746
Bad debt expense	4,055
Transfer to Apex	(16,853)
Write-offs	$(545)
Balance, June 30, 2012	$52,403
Bad debt expense of $690 was directly offset against interest income in connection with certain receivables in which the Company had previously ceased recognizing interest income for the six months ended June 30, 2012. In connection with the Apex transaction, allowance for doubtful accounts of $16,853 was transferred along with the corresponding customer receivables of the same amount.

9.	Securities owned and securities sold, not yet purchased
Securities owned and securities sold, not yet purchased consist of trading securities at fair value as follows:

	June 30, 2012	December 31, 2011
Securities Owned:
Corporate equity	$—	$463
Listed option contracts	—	88
Municipal bonds	25,383	33,468
	$25,383	$34,019
Securities Sold, Not Yet Purchased:
Corporate equity	$—	$378
Listed option contracts	—	121
	$—	$499

10.	Short-term bank loans
At June 30, 2012 and December 31, 2011, the Company had $0 and $80,800, respectively in short-term bank loans outstanding with weighted average interest rates of approximately 0.0% and .8%, respectively. As of June 30, 2012, the Company no longer has any uncommitted line of credit. As of June 30, 2012, the Company's PFSC subsidiary had two uncommitted lines of credit with two financial institutions permitting PFSC to borrow up to an aggregate of approximately $184,879. Outstanding balances of $19,045 and $9,302, respectively are included in liabilities associated with assets held-for-sale in the unaudited interim condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011. See Note 20. The fair value of short-term bank loans approximates their carrying values. The short-term bank loans do not contain any financial covenants.

11.	Notes payable
Senior convertible notes
On June 3, 2009, the Company issued $60,000 aggregate principal amount of 8.0% Senior Convertible Notes due 2014 (the “Convertible Notes”). The $60,000 aggregate principal amount of Convertible Notes includes $10,000 issued in connection with the exercise in full by the initial purchasers of their over-allotment option. The net proceeds from the sale of the

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

convertible notes were approximately $56,200 after initial purchaser discounts and other expenses.
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
The Convertible Notes are unsecured obligations of the Company and contain customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers, consolidations and changes of control. The Convertible Notes also contain customary events of default, including failure to pay principal or interest, breach of covenants, cross-acceleration to other debt in excess of $20,000, unsatisfied judgments of $20,000 or more and bankruptcy events. At June 30, 2012 the Company was in compliance with all covenants.
The Company was required to separately account for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $8,822, net of tax of $5,593, of the $60,000 principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through June 1, 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes was 15.0%. The Company is recognizing interest expense during the twelve months ending May 2013 on the Convertible Notes in an amount that approximates 15.0% of $52,966, the liability component of the Convertible Notes at June 1, 2012. The Convertible Notes were further discounted by $2,850 for fees paid to the initial purchasers. These fees are being accreted and other debt issuance costs are being amortized into interest expense over the life of the Convertible Notes. The interest expense recognized for the Convertible Notes in the twelve months ending May 2013 and subsequent periods will be greater as the discount is accreted and the effective interest method is applied. The Company recognized interest expense of $1,200 and $1,200, related to the coupon, $817 and $648 related to the conversion feature and $178 and $178 related to various issuance costs for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011 the Company recognized interest expense of $2,400 and $2,400 related to the coupon, $1,481 and $1,282 related to the conversion feature and $357 and $357 related to various issuance costs.
The fair value of the Convertible Notes was estimated using a discounted cash flow analysis based on the current estimated effective yield for the Company’s senior second lien secured notes, which approximates the estimated current borrowing rate for an instrument with similar terms (estimated to be 69.0%). At June 30, 2012 and December 31, 2011, the estimated fair value of the Convertible Notes was $24,097 and $41,902 respectively, which are considered Level 2 liabilities in the fair value hierarchy as the inputs used to estimate fair value are observable or can be corroborated by observable market

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

data for substantially the full term of the liabilities.
Senior second lien secured notes
On May 6, 2010, the Company issued $200,000 aggregate principal amount of its 12.5% Senior Second Lien Secured Notes due 2017 (the “Notes”). The Notes bear interest at a rate of 12.5% per year and are guaranteed by SAI and PHI. The Notes are secured by a pledge by PWI, SAI and PHI of the equity interests of certain of PWI’s subsidiaries. With the repayment of the Company's senior bank credit facility these liens are effectively now first priority liens. The Notes were issued pursuant to an Indenture dated as of May 6, 2010 with U.S. Bank National Association as Trustee and Collateral Agent (the “Trustee”) and a Second Lien Pledge Agreement dated as of May 6, 2010 with the Trustee. The rights of the Trustee pursuant to the Second Lien Pledge Agreement are subject to an Intercreditor Agreement entered between PWI, the Trustee and the Administrative Agent for the Company’s senior secured credit facility. However, we repaid this senior secured credit facility during the first quarter and these intercreditor provisions, therefore, are now largely moot.
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
The Company recorded a discount of $5,500 for the costs associated with the initial purchasers. These costs and other debt issuance costs are being amortized into interest expense over the life of the Notes. For the three months ended June 30, 2012 and 2011 the Company recognized interest expense of $6,250 and $6,250 related to the coupon and $239 and $239 related to various issuance costs. For the six months ended June 30, 2012 and 2011 the Company recognized interest expense of $12,500 and $12,500 related to the coupon and $479 and $479 related to various issuance costs. At June 30, 2012 and December 31, 2011, the estimated fair value of the Notes was approximately $45,000 and $126,124, respectively, which are considered Level 2 liabilities in the fair value hierarchy as fair value was based on quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Revolving credit facility
On May 6, 2010, the Company entered into a second amended and restated credit agreement, as amended (the “Amended and Restated Credit Facility”) with Regions Bank, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, the lenders party thereto and other parties thereto. At December 31, 2011, $7,000 was outstanding. This facility was paid in full as of March 31, 2012.
Ridge seller note
On June 25, 2010, in connection with the acquisition of the clearing and execution business of Ridge, the Company issued a $20,578 five-year subordinated note due June 25, 2015 (the “Ridge Seller Note”), payable by PWI bearing interest at an annual rate equal to 90-day LIBOR plus 5.5%.
The Company determined that the stated rate of interest of the note was below the rate the Company could have obtained in the open market. The Company estimated that the interest rate it could obtain in the open market was 90-day LIBOR plus 9.6% (10.14% at June 25, 2010). The Company recorded a discount of $3,277, which resulted in an estimated fair value of $17,301 at issuance. For the three months ended June 30, 2012 and 2011, respectively, the Company recognized interest expense of $215 and $303 associated with the coupon and $102 and $138 related to the discount. For the six months ended June 30, 2012 and 2011, respectively, the Company recognized interest expense of $531 and $601 associated with the coupon and $251 and $272 related to the discount. As described in Note 3, the Company and Broadridge entered into a termination and release agreement that resulted in the extinguishment of the Ridge Seller Note, all accrued and unpaid interest and any amounts due under contingent earnout arrangements under the Ridge APA. As a result of this the Company recorded a gain of $22,514, which was comprised of the carrying amount of the Ridge Seller Note of $18,372, accrued interest of $1,143 and contingent consideration of $2,999.
The estimated fair value of the Ridge Seller Note at December 31, 2011, was calculated using a discounted cash flow

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

analysis based on the estimated effective yield for the Company’s senior second lien secured notes at that time, which approximated the estimated current borrowing rate for an instrument with similar terms (25.5% at December 31, 2011). The estimated fair value of the Ridge Seller Note at December 31, 2011 was $11,485 which is considered a Level 2 liability in the fair value hierarchy as the inputs used to estimate fair value were observable or could be corroborated by observable market data for substantially the full term of the liability.

12.	Financial instruments with off-balance sheet risk

Through PFSC, the Company purchases and sells securities as both principal and agent. If another party to the transaction fails to fulfill its contractual obligation, the Company could incur a loss if the market value of the security is different from the contract amount of the transaction.The Company deposits customers' margin account securities with lending institutions as collateral for borrowings. If a lending institution did not return a security, the Company may be obligated to purchase the security in order to return it to the customer. In such circumstances, the Company may incur a loss equal to the amount by which the market value of the security on the date of nonperformance exceeds the value of the loan from the institution.
In the event a customer failed to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. The Company generally seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels on an intra-day basis and, pursuant to such guidelines, generally requires customers to deposit additional collateral or to reduce positions when necessary. Although the Company monitors margin balances on an intra-day basis in order to control our risk exposure, the Company is not necessarily able to eliminate all risks associated with margin lending.
Securities purchased under agreements to resell are collateralized by Canadian government securities. Such transactions could expose the Company to off-balance-sheet risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying contract amount. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the contract amount of the receivable.
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
In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at June 30, 2012 at fair values of the related securities and may incur a loss if the fair value of the securities increases subsequent to June 30, 2012.

13.	Stock-based compensation
The Company grants awards of stock options and restricted stock units (“RSUs”) under the Amended and Restated 2000 Stock Incentive Plan, as amended in April 2011 (the “2000 Stock Incentive Plan”), under which 6,283 shares of common stock have been authorized for issuance. Of this amount, options and RSUs to purchase 3,565 shares of common stock, net of forfeitures and tax withholdings have been granted and 2,718 shares remain available for future grants at June 30, 2012. The Company suspended operating its employee stock purchase plan (“ESPP”).
The 2000 Stock Incentive Plan includes two separate programs: (1) the discretionary option grant program under which eligible individuals in the Company’s employ or service (including officers, non-employee board members and consultants) may be granted options to purchase shares of common stock of the Company; and (2) the stock issuance program under which such individuals may be issued shares of common stock directly or stock awards that vest over time, through the purchase of such shares or as a bonus tied to the performance of services. The Company discontinued the automatic grant program under which grants were automatically be made at periodic intervals to eligible non-employee board members. The Company’s Board of Directors or its Compensation Committee may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval.
Stock options
During the three and six month periods ended June 30, 2012 and 2011, the Company did not grant any stock options to employees.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company recorded compensation expense relating to options of $0 and $13, respectively, for the three months ended June 30, 2012 and 2011 and $0 and $38, respectively, for the six months ended June 30, 2012 and 2011.
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value of In-the-Money Options
		(in whole dollars)	(in years)
Outstanding, December 31, 2011	701	$17.24	2.11	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(199)	14.92
Outstanding, June 30, 2012	502	$18.16	1.80	$—
Options exercisable at June 30, 2012	502	$18.16	1.80	$—
No options were exercised during the three and six month periods ended June 30, 2012 and 2011. At June 30, 2012, the Company had no unrecognized compensation expense related to stock option plans.
 Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
		(in whole dollars)	(in years)
Outstanding, December 31, 2011	1,285	$5.35	1.80	$1,491
Granted	1,080	0.93
Vested and issued	(513)	4.61
Forfeited	(437)	4.52
Outstanding, June 30, 2012	1,415	$2.50	1.63	$212
The Company recorded compensation expense relating to restricted stock units of $397 and $799, respectively, for the three months ended June 30, 2012 and 2011 and $1,267 and $1,720, respectively, for the six months ended June 30, 2012 and 2011.
As of June 30, 2012, there was approximately $2,675 of unamortized compensation expense, net of estimated forfeitures, related to unvested restricted stock units outstanding that will be recognized over the weighted average period of 1.62 years.
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
The ESPP may have a series of offering periods, each with a maximum duration of 24 months. Offering periods will begin at semi-annual intervals as determined by the plan administrator. Individuals regularly expected to work more than 20 hours per week for more than five calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time. Participants may contribute 1% to 15% of their annual compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

each semi-annual purchase date. The purchase price per share shall be determined by the plan administrator at the start of each offering period and shall not be less than 85% of the lower of the fair market value per share on the start date of the offering period in which the participant is enrolled or the fair market value per share on the semi-annual purchase date. The plan administrator has discretionary authority to establish the maximum number of shares of common stock purchasable per participant and in total by all participants for each offering period. The Company’s Board of Directors or its Compensation Committee may amend, suspend or terminate the ESPP at any time, and the ESPP will terminate no later than the last business day of June 2015. As of June 30, 2012, 688 shares of common stock had been reserved and 625 shares of common stock had been purchased by employees pursuant to the ESPP. The Company recognized expense of $17 and $33 for the three months ended June 30, 2012 and 2011, respectively and $52 and $63 for the six months ended June 30, 2012 and 2011, respectively.
The Company’s Compensation Committee suspended the ESPP after the May 15, 2012 purchase.

14.	Commitments and contingencies
From time to time, we are involved in other legal proceedings arising in the ordinary course of business. In some instances, but not all, where we are named in arbitration proceedings solely in our role as the clearing broker for our former correspondents, we are able to pass through expenses related to the arbitration to the correspondent involved in the arbitration.
Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has entered into indemnification agreements with each of its directors and certain of our officers that require us to indemnify our directors and certain of our officers to the extent permitted under our bylaws and applicable law. Although management is not aware of any claims, other than the Purported Class Action and Derivative Litigation Matters (see Item 1. Legal Proceedings), the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2012.
In connection with the Assignment and Assumption Agreement with Apex Holdings, the Company agreed to indemnify certain parties for certain potential events or occurrences. As of June 30, 2012 the Company has no liabilities recorded related to these indemnifications.
In the course of its business the Company is subject to litigation which if adversely determined could result in claims against the Company.
In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36,000. In the days immediately preceding its bankruptcy filing, Sentinel sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95% of the proceeds Sentinel received from that sale to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25,400.
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
On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Following an unsuccessful attempt to dismiss that claim on September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson Futures, PFFI, and certain other FCMs requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court.
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
On January 13, 2012, four FCMs whose customer segregated accounts received distributions similar to those made to the customer segregated accounts of Penson Futures and PFFI filed motions for summary judgment with respect to the Sentinel Trustee’s claims seeking recovery of pre-bankruptcy petition transfers that may implicate the claims brought by the Sentinel Trustee by which the Trustee is seeking recovery from the Company of $14,400 of pre-bankruptcy transfers. The federal district court has set April 13, 2012 as the deadline for the Sentinel Trustee to respond to the FCMs summary judgment motions. There is no date set for the resolution of that motion.
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
Purported Class Action and Derivative Litigation Matters
On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contended, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96 million to $97 million in receivables of which approximately $43 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. In March 2012, Plaintiff filed an Amended Complaint alleging a class period between March 30, 2007 and August 4, 2011, inclusive, adding allegations, among others, that certain transactions should have been disclosed as related party transactions, and adding Daniel P. Son, Roger Engemoen, Jr., Thomas R. Johnson, and BDO Seidman, LLP and BDO USA, LLP as additional parties. These events have led to increased regulatory scrutiny of our operations and margin lending. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company filed a Motion to Dismiss and intends to vigorously defend itself against these claims.
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
The United States Court of Appeals for the Federal Circuit issued an order mandating the transfer of the case to the Southern District of New York. The trial before the New York District Court is scheduled for November 26, 2012. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided. Management cannot currently estimate a range of reasonably possible loss. The Company has entered into a Standstill Agreement pursuant to which the claims against it will be stayed following the conclusion of expert discovery and the determination of summary judgment motions.  In exchange, the Company will be bound by the Court's determinations of liability as to certain other defendants, against whom the plaintiff's claims are proceeding to trial.
Penson Financial Services, Inc. v. SAMCO Capital Markets, Inc., Roger J. Engemoen, et al. On July 24, 2012, PFSI filed a FINRA arbitration against SAMCO Capital Markets, Inc. (“SAMCO”) and its principal Roger J. Engemoen (“Engemoen”), a former director of the Company.  PFSI is seeking to recover unpaid interest advances that are owed to it by SAMCO and Engemoen, believed to total approximately $2.6 million.  The case is in its initial stage, so no discovery has yet been conducted and no hearing dates set.
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
The Company’s overall effective income tax rate was 0.5% and 0.8%, respectively for the three and six month periods ended June 30, 2012, and was 38.0% and 38.0%, respectively for the three and six month periods ended June 30, 2011. The primary factor contributing to the difference between the effective tax rates and the federal statutory income tax rate of 35% for the three and six month periods ended June 30, 2012 is a deferred tax asset valuation allowance. Additional factors contributing to the difference in both periods are lower tax rates applicable to non-U.S. earnings, state and local income taxes, net of federal benefit and stock-based compensation.

16.	Segment information
Prior to the third quarter of 2011, the Company was organized into operating segments based on geographic regions. Those operating segments were aggregated into three reportable segments; United States, Canada and Other. During 2011, the

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

Company disposed its PFSA subsidiary and shut down the operations of Penson Asia. As of June 30, 2012 the Company's PFSL subsidiary has ceased operations with all results reported as discontinued operations for all periods presented. Additionally, the Company has reported the results of PFSC as discontinued operations. As of June 30, 2012, the Company operates in only one operating segment.

17.	Regulatory requirements
PFSI is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1) which requires the maintenance of minimum net capital. PFSI elected to use the alternative method, permitted by Rule 15c3-1, which requires that PFSI maintain minimum net capital, as defined, equal to the greater of $250 or 2% of aggregate debit balances, as defined in the SEC’s Reserve Requirement Rule (Rule 15c3-3). As a result of the Apex transactions (see Note 3), PFSI had no debit balances as of June 30, 2012, therefore, its minimum requirement was $250. At June 30, 2012, PFSI had a net capital deficit of $14,142 and was $14,392 below its minimum requirement of $250, which resulted in a net capital violation that was communicated to its regulators. At December 31, 2011, PFSI had net capital of $142,735, and was $116,049 in excess of its 2% net capital requirement of $26,686. The Company's PFSC business is also subject to minimum financial and capital requirements. PFSC was in compliance with its statutory minimum financial and capital requirements as of June 30, 2012.
The regulatory rules referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries, which in turn could limit the subsidiaries’ ability to pay dividends and the Company’s ability to satisfy its debt obligations. PFSC is subject to Canadian regulatory requirements which also limits the amount of dividends that it may be able to pay to its parent, which may be significantly in excess of the minimum requirement depending upon the restrictions placed on it by its regulator.

18.	Stock repurchase program
On July 3, 2007, the Company’s Board of Directors authorized the Company to purchase up to $25,000 of its common stock in open market purchases and privately negotiated transactions. The repurchase program was completed in October 2007. On December 6, 2007, the Company’s Board of Directors authorized the Company to purchase an additional $12,500 of its common stock. From December, 2007 through 2008, the Company repurchased approximately 654 shares at an average price of $10.32 per share. No shares were repurchased during the six months ended June 30, 2012 and 2011. The Company had approximately $4,700 available under the current repurchase program as of June 30, 2012; however, various of the Company's debt instruments limit its ability to repurchase its stock.

19.	Restructuring charges
In June 2010, in connection with the Company’s outsourcing agreement with Broadridge, the Company announced a plan to reduce its headcount across several of its operating subsidiaries primarily over the following six to 21 months. The terms of the plan included both severance pay and bonus payments associated with continuing employment (“Stay Pay”) until the respective outsourcing was completed. These payments were to occur at the end of the respective severance periods. In connection with the severance pay portion of the plan the Company recorded a severance charge of $2,016 for the year ended December 31, 2010 of which $1,687 was associated with the Company’s U.S. operations and $140 and $189, respectively related to the Company’s Canadian and U.K. operations, which have been discontinued. This charge was included in employee compensation and benefits in the unaudited interim condensed consolidated statement of comprehensive loss. During 2011, the Company reduced its severance liability by approximately $1,390 due to reductions in the number of employees that were eligible to receive severance payments due to voluntary terminations or transfers to other areas and made severance payments of approximately $413. Payments of $26 and $213 were made during the three and six month periods ended June 30, 2012. The severance accrual was $0 and $213 as of June 30, 2012 and December 31, 2011.
The Company initially estimated that it would incur costs of $2,141 associated with Stay Pay of which $1,808 was related to its U.S. operations, and $333 related to its Canadian and U.K. operations. The Company recorded a charge of $864 in connection with the Stay Pay for the year ended December 31, 2010 of which $723 was associated with its U.S. operations, $60 associated with its Canadian operations and $81 was associated with its U.K. operations. For the year ended December 31, 2011 the Company recorded charge of $89 associated with Stay Pay. The Company made payments of approximately $604 during 2011. Payments of $56 and $349 were made were made during the three and six month periods ended June 30, 2012. The Company had an accrual of $0 and $349 as of June 30, 2012 and December 31, 2011 related to Stay Pay.
Retention and Severance Plans
In connection with the closing of the transaction with Apex Holdings, the Company reduced its headcount as a result no longer being a U.S. securities correspondent clearing broker-dealer and the refocusing of the Company's business as third-party

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

provider of clearing related operational and technology services, principally through Nexa. In addition to the severance costs related to such reductions, the Company will incur future costs related to the retention program previously discussed.
On June 2, 2012, the Board of Directors of the Company approved a retention program for the employees of the Company, PFSI and Nexa that provides incentive payments to such employees if they continue to remain employed with the Company, PFSI or Nexa, as applicable, following the closing of the transaction with Apex Holdings. Employees continue to be eligible to receive severance payments and benefits under the Penson Severance Pay Plan, as amended June 5, 2012. The Penson Severance Pay Plan was amended on June 5, 2012, to provide that employees are not eligible to receive payments under the Penson Severance Pay Plan if they receive a comparable offer of employment from Apex Holdings or an entity related to Apex Holdings.
SunGard Contract Liability
In connection with the Company's conversion to Broadridge's BPS platform, Broadridge agreed to reimburse the Company for any minimum costs owed to SunGard Data Systems under its contract to provide certain back office services. This contract with SunGard is in effect until February 2014. As a result of the Termination and Mutual Release Agreement with Broadridge, Broadridge was no longer required to reimburse these costs. As a result of the Apex transaction, PFSI is no longer a clearing broker-dealer and as such no longer receiving any benefits under the SunGard contract. As of June 30, 2012 the Company has not terminated the contract. The Company recorded a charge of $14,183 as a result which reflects the estimated fair value of the future cash outflows associated with the minimum payments due under the contract. The estimated fair value was calculated using a present value technique based discounted using the Company's estimated credit-adjusted risk-free rate of 20%. The Company recorded an interest charge of $236 for the three and six month periods ended June 30, 2012. The estimated fair value of the liability as of June 30, 2012 was $14,418 which is considered a Level 2 liability in the fair value hierarchy as the inputs used to estimate fair value were observable or could be corroborated by observable market data for substantially the full term of the liability.
The Company accounts for its restructuring charges in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations.

20.	Discontinued operations
In August 2011, the Company committed to a plan to sell its PFSL subsidiary in the United Kingdom and its PFSA subsidiary in Australia and initiated an active program to locate buyers for each business. The Company announced the completion of its sale of PFSA on November 30, 2011, which resulted in a gain of approximately $11,500, net of tax. It also announced its plans to sell certain assets of PFSL and wind down its business on December 16, 2011. Additionally, in December 2011 the Company announced plans to sell its PFSC subsidiary. The Company had treated its securities clearing businesses in both Canada and the U.K as discontinued operations. In June 2012 the Company completed the shutdown of PFSL.
As previously discussed in Note 3, the Company sold certain assets of the Penson Futures division which resulted in a gain of $381. As result of the receivable associated with the contingent consideration associated with the transaction, the Company recorded interest income of $60 for the three and six month periods ended June 30, 2012 which is included in the results of discontinued operations.
The results of the PFSC operations previously included in the Canada segment, the Penson Futures division of PFSI, previously included in the United States segment and PFSL and PFSA operations, previously included in the Other segment, are included in loss from discontinued operations, net of tax, for all periods presented. The net assets associated with PFSC and the Penson Futures division of PFSI totaling $41,281 as of June 30, 2012 and the net assets associated with PFSC, the Penson Futures division of PFSI and PFSL of $60,465 as of December 31, 2011 have been reclassified to assets held-for-sale and liabilities associated with assets held-for-sale in the consolidated statements of financial condition.
For a period of time, the Company will continue to operate the PFSC business and report statement of operations activity in loss from discontinued operations, net of tax.
The following summarized financial information relates to the operations of PFSC, the Penson Futures division of PFSI and PFSL for the three and six months ended June 30, 2012 and PFSC, the Penson Futures division of PFSI, PFSL and PFSA for the three and six months ended June 30, 2011 that have been segregated from continuing operations and reported as discontinued operations.

Penson Worldwide, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$11,425	$26,933	$29,906	$54,069
Loss from discontinued operations before income taxes	(8,451)	(275)	(14,406)	(426)
Income tax expense (benefit)	(510)	457	(1,220)	974
Loss from discontinued operations, net of tax	$(7,941)	$(732)	$(13,186)	$(1,400)

The following assets and liabilities have been segregated and classified as assets held-for-sale and liabilities associated with assets held-for-sale in the unaudited interim condensed consolidated statements of financial condition for PFSC as of June 30, 2012 and PFSC, the Penson Futures division of PFSI and PFSL as of December 31, 2011, respectively. The amounts presented below were adjusted to exclude intercompany receivables and payables between the businesses held-for-sale and the Company, which are to be excluded from the ultimate sales of the businesses.

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$10,108	$31,933
Cash and securities — segregated under federal and other regulations	194,241	500,373
Receivable from broker-dealers and clearing organizations	52,409	175,469
Receivable from customers, net	308,523	411,052
Receivable from correspondents	92,015	5,949
Securities borrowed	65,931	114,161
Securities owned, at fair value	113,992	288,274
Deposits with clearing organizations	120,112	497,461
Property and equipment, net	5,233	10,807
Other assets	6,235	95,602
Assets held-for-sale	$968,799	$2,131,081
Liabilities
Payable to broker-dealers and clearing organizations	$171,532	$133,452
Payable to customers	524,067	1,542,100
Payable to correspondents	199,125	248,633
Short-term bank loans	19,045	9,302
Securities loaned	2,423	15,439
Securities sold, not yet purchased, at fair value	324	81,097
Accounts payable, accrued and other liabilities	11,002	40,593
Liabilities associated with assets held-for-sale	$927,518	$2,070,616

21.	Subsequent event
On August 3, 2012, PFSI filed a Form BDW with the SEC and the FINRA, voluntarily withdrawing its registration as a broker-dealer and resigning as a member of FINRA. The SEC's and FINRA's acceptance of withdrawal and resignation are pending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, filed with the SEC and with the unaudited interim condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.
Results of continuing operations
The following discussion and analysis of the Company’s results of continuing operations exclude the results of PFSC, PFSL and the U.S. futures division of PFSI. These businesses are segregated from continuing operations and included in discontinued operations for all periods presented. See section entitled “Results of discontinued operations” following this section and Note 20 to our unaudited interim condensed consolidated financial statements for a discussion of our discontinued operations.
Overview
In the second quarter of 2012 we made material changes to our business. These changes were made for a number of reasons, including concerns about our continuing operating losses, the lack of meaningful progress in restructuring our outstanding indebtedness, and growing correspondent and regulatory concerns. These changes have resulted in our exit from the securities and futures clearing businesses in the U.S. Combined with our previously announced intention to exit these businesses in Canada, we anticipate that our operating business in the future will consist largely of our Nexa operations and the licensing of our patent portfolio. A more detailed discussion of these transactions is found below.
In May, PFSI sold certain of the assets of our futures clearing business, including customer contracts, segregated customer account assets, assets relating to our foreign currency exchange business, certain membership seats and licenses for clearing exchanges, and other related assets to Knight Execution & Clearing Services LLC (“Knight”). As a part of this transaction, Knight also assumed certain liabilities and obligations under customer contracts of our futures business. This transaction closed on May 31, 2012.
In May and June, PFSI entered into a number of agreements with Apex Clearing Holdings LLC ("Apex Holdings"), the parent company of Apex Clearing Corporation ("Apex Clearing"). In connection with these agreements, PFSI sold and transferred its customer and correspondent accounts and related contractual rights, and other related assets to Apex Clearing, contributing net assets with a value of approximately $90.0 million in regulatory capital. As a part of the transaction, Apex Clearing assumed certain liabilities and obligations under customer and correspondent contracts. In consideration for these transactions, PFSI received membership interests representing 93.75% of the equity interests in Apex Holdings. This transaction closed on June 5, 2012.
As a part of these transactions, PFSI and Nexa entered into transition services agreements with both Knight and Apex Holdings. Under these agreements, PFSI and Nexa agreed to provide personnel and infrastructure support to the operations of Knight and Apex Clearing. It is anticipated that the provision of these services will provide revenues to PFSI and Nexa during 2012 on a declining basis, as personnel and infrastructure support are assumed by Knight and Apex Clearing. The amounts to be payments from Knight and Apex Clearing pursuant to the transition services agreements may or may not cover the expenses of providing the transition support services. Therefore, there can be no guarantee that such payments will be sufficient to meet our liquidity needs.
As a result of these transactions, our primary products are the provision of front end trading systems, routing and execution infrastructure, and market data, both real time and historical. These products are largely marketed under the brand of Nexa Technologies, and are generally sold on a white label basis. Nexa products are used primarily in the U.S. and Canadian securities and futures markets. We also provide global data services under the brand of TickData.
For most of the quarter, prior to the transactions described above, we continued our business as a provider of a broad range of critical securities and futures processing infrastructure products and services to the global financial services industry. Our products and services included securities and futures clearing and execution, financing and cash management technology, foreign exchange services and other related offerings, and we provided tools and services to support trading in multiple markets, asset classes and currencies.
Our net revenues were $17.4 million and $51.5 million for the three months ended June 30, 2012 and 2011, respectively and $39.6 million and $106.8 million for the six months ended June 30, 2012 and 2011, respectively. Our revenues have historically consisted primarily of transaction processing fees earned from our clearing operations and net interest income earned from our margin lending activities, from investing customers’ cash and from stock lending activities. Our clearing and commission fees have been based principally on the number of trades we clear. We have received interest income from financing the securities purchased on margin by the customers of our correspondents. We have also earned licensing and development revenues from fees that we charge to our clients for their use of our technology solutions.
Fiscal 2012 focal points

•
In March, we announced our intent to begin an exchange offer for most of our parent company’s funded indebtedness through the signing of a Restructuring Support Agreement (the “Restructuring Support Agreement”). In May, the Restructuring Support Agreement expired without the completion of any exchange offer.

•
In May, we disposed of our Retama Development Corporation (“RDC”) related assets for cash of approximately $7.0 million. This resulted in bad debt expense of approximately $0.5 million recorded for the quarter ended March 31, 2012 and a realized loss on our RDC related municipal bonds of $6.3 million in the second quarter of 2012.

•	In May, we completed the sale of our U.S. futures business to Knight.

•	In June, we completed the transactions with Apex Holdings, through which we disposed certain assets of PFSI and exited our broker-dealer business in the U.S.

•	In June, we completed the closure of PFSL, transferring all correspondents to alternative providers and allowing us to cease operations in the UK. We continue negotiations towards the sale of PFSC.

•	We have initiated an effort to generate license revenues from our patent portfolio.

•	We continued to seek to resolve certain open comments with the SEC with respect, among other things, to the timing of certain impairment charges that we have taken.
Debt
As previously announced, we and certain of our subsidiaries entered into a Restructuring Support Agreement, dated March 13, 2012 (the “Restructuring Support Agreement”) with (i) the holders of a majority of our 12.5% senior second lien secured notes due 2017 (the “Senior Secured Second Lien Notes”), (ii) the holders of over 70% of our unsecured 8% senior convertible notes due 2014 (the “Senior Convertible Notes”), and (iii) Broadridge (such holders collectively, the “Debt Holders”). Under the terms of the Restructuring Support Agreement, the Debt Holders agreed to support an exchange offer pursuant to which we would exchange an aggregate of approximately $281.0 million face value of outstanding indebtedness as of the date of the Restructuring for new debt and equity securities (the “Restructuring”). Despite the efforts of our executives and advisors, at substantial cost to the Company, we were not able to complete an exchange offer, and the Restructuring Support Agreement lapsed on May 14, 2012. Subsequently, as a part of the transactions with Apex Holdings, as discussed under “Strategic Transactions”, we were able to negotiate the forgiveness of the outstanding principal and interest due on the Ridge Seller Note and other obligations to Broadridge.
We have recommenced negotiations with certain major holders of our Senior Secured Second Lien Notes and the Senior Convertible Notes with the goal of restructuring these obligations in light of the Company's reorganization. There can be no assurance that we and the holders of these notes will reach agreement on terms of a revised restructuring. While we continue to believe that such a restructuring is in the best interests of its various stakeholders, in the absence of a satisfactory restructuring we will consider alternative options, including a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.
Liquidation of certain Nonaccrual Receivables
As discussed in Note 8 to our consolidated unaudited interim condensed consolidated financial statements, we foreclosed on certain of the collateral securing certain of the Nonaccrual Receivables. After further evaluation of options available to us to realize upon the foreclosed assets and in light of the financial condition of the RDC and the then current status of the Restructuring, we determined that the prospects for a successful restructuring by the Company of its RDC related assets had diminished. We therefore determined that an immediate sale of the assets represented the best means for us to realize upon these assets. We recorded a write-down to fair value of $8.8 million as of March 31, 2012 in respect of the RDC municipal bonds. On April 25, 2012 we sold substantially all of our RDC related assets, including certain real estate secured loans that had been advanced to the RDC, for approximately $7.0 million payable in cash and recorded a write-down of our RDC related municipal bonds of $6.3 million that is reflected in the second quarter of 2012. In connection with that transaction, as of March 31, 2012, we recorded bad debt expense of approximately $0.5 million. As of June 30, 2012 we retain no direct RDC related assets.

The debtors subject to the various foreclosure sales remain liable for deficiency claims of approximately $51.5 million in respect of which the Company continues to hold certain collateral not subject to the foreclosure sales. The various foreclosure and enforcement actions undertaken by the Company and the sale of the RDC related assets did not have a negative impact on the regulatory capital or liquidity of the Company or any of its operating subsidiaries.
Knight Transaction
In the second quarter, as a result of concerns about our continuing operating losses, the lack of meaningful progress in restructuring our outstanding indebtedness, and growing correspondent and regulatory concerns, we engaged in strategic discussions with a number of parties, including Knight. The Knight discussions resulted in negotiations regarding their purchase of our futures business. As these negotiations neared their end, our primary futures regulator, the Chicago Mercantile Exchange (“CME”), informed us that unless we entered into a sales transaction, they would consider taking regulatory action against PFSI. On May 21, 2012, shortly after receiving this notice, we entered into a letter of intent with Knight which satisfied the CME concerns.
On May 28, 2012, we entered into an Asset Purchase Agreement (the "APA") with Knight, pursuant to which (i) we sold certain assets of PFSI's futures clearing business (the "FCM Business"), including but not limited to, customer contracts, segregated customer account assets, assets relating to the foreign currency exchange business, certain membership seats and licenses for clearing exchanges, and other related assets to Knight; and (ii) Knight assumed, subject to specified exceptions, certain liabilities and obligations under customer contracts in the FCM Business (the "Sale"). On May 31, 2012, the Company and Knight closed the Sale. In consideration for the Sale, Knight agreed to make an initial payment of $5.0 million in cash to PFSI. This payment was received in two $2.5 million wires and was fully paid by June 7, 2012.
Knight also agreed to pay an earnout amount ("Earnout Amount") within 45 days of the first, second and third anniversary of the closing of the Sale. The Earnout Amount is to be calculated as follows: (i) if the revenue for the FCM Business for the then trailing 12 month period ending on the last day of the last full month of such 12 month period, (a) is less than $21.0 million, then the Earnout Amount shall be $0, or (ii) if such revenue is equal to or greater than $21.0 million, then the Earnout Amount will be 1.25% of the total revenue for every $1.0 million of revenue in excess of $20.0 million for such period. In connection with the Sale, we also entered into a Transition Services Agreement with Knight (the "Knight Services Agreement"), pursuant to which we agreed to provide Knight with all services, functions, products, software and intellectual property primarily used to support the FCM Business following the Sale, including services relating to regulatory compliance and reporting requirements (the "Transition Services"). Knight agreed to pay certain fees to PFSI for the Transition Services, and we expect that such fees will cover the costs for providing the Transition Services.
The term of the Transition Services will continue for a period of six months, but may be terminated early by Knight upon 30-day advance notice. As of June 30, 2012, the majority of our former futures division employees, including management, were employees of Knight.
The Apex Transactions
As previously mentioned, in the second quarter, as a result of concerns about our continuing operating losses, the lack of meaningful progress in restructuring our outstanding indebtedness, and growing correspondent and regulatory concerns, we engaged in strategic discussions with a number of parties. The growing regulatory concerns were expressed in a series of letters from FINRA, which resulted in an agreement with FINRA that we would enter into a strategic transaction, or face significant regulatory action, which could have included a SIPC liquidation.
As a result of these strategic discussions, we entered into a number of agreements with Apex Holdings , the parent company of Apex Clearing , which are fully described below. The Apex transaction closed on June 5, 2012.On May 31, 2012, PFSI entered into a Limited Liability Company Agreement and other definitive agreements with Apex Holdings. Pursuant to the Limited Liability Company Agreement (the "LLC Agreement"), we and Apex Clearing Solutions LLC ("ACS") established Apex Holdings, which is managed by ACS, a subsidiary of PEAK6 Investments, L.P. In addition, Broadridge Financial Solutions, Inc. ("Broadridge") transferred to Apex Holdings the ownership of its broker-dealer subsidiary (excluding certain assets and liabilities relating to its on-going outsourcing business), Ridge Clearing & Outsourcing Solutions, Inc., which was renamed "Apex Clearing Corporation", and became a wholly-owned subsidiary of Apex Holdings.
In connection with this transaction, PFSI entered into an Assignment and Assumption Agreement with Apex Holdings (the "AAA"), dated May 31, 2012, pursuant to which PFSI (i) sold and transferred to Apex Clearing the customer and correspondent accounts and related contractual rights of PFSI under its securities clearing contracts and other related assets, (ii) transferred to Apex Clearing certain related liabilities and (iii) contributed net assets valued at a total of $90.0 million towards the regulatory capital of Apex Clearing (collectively, the "Acquired Assets") in consideration for the issuance of membership interests representing 93.75% of the equity interests in Apex Holdings. In addition, ACS contributed $5.0 million in cash for membership interests representing approximately 5% of the equity interests in Apex Holdings, and certain other investors contributed a total of $1.0 million in cash for membership interests representing an aggregate of approximately 1.0% of the equity interests in Apex Holdings. Furthermore, ACS and certain of its affiliates have provided $35.0 million in subordinated loans to Apex Clearing (the "Subordinated Loans"). The Subordinated Loans qualify for treatment as regulatory capital of Apex Clearing. Accordingly, Apex Clearing had approximately $130.0 million in regulatory capital at the closing of the transactions.
ACS has the option, from time to time, to purchase all or a portion of PFSI's membership interest in Apex Holdings at an amount equal to 120% of the then current value of PFSI's capital account. Furthermore, PFSI also deposited $2.0 million in an escrow account to support PFSI's obligations to indemnify Apex Holdings, ACS and their affiliates under the AAA for claims arising from, among other things, PFSI or Nexa's breach, violation or non-fulfillment of their obligations under the AAA or related transaction document. The the escrow amount, less the amount of any successful claims thereon, will be released to PFSI five (5) years after the closing of the transaction.
The Company and its subsidiary, Nexa, entered into an Indemnity and Support Agreement, pursuant to which they have agreed to indemnify Apex Holdings, ACS and their affiliates against certain claims for its losses incurred under the AAA or other transaction documents.
In connection with the closing of the transactions with Apex Holdings on June 5, 2012:

•
PFSI and Nexa entered into a Transition Services Agreement with Apex Holdings and Apex Clearing (the "TSA"), pursuant to which PFSI and Nexa agree to provide various transitional support services to Apex Holdings and Apex Clearing, including the continued servicing of various customer contracts to be transferred to Apex Clearing and other services to ensure a smooth transition of the business and compliance with certain applicable reporting and regulatory requirements. The initial term of the TSA is twelve (12) months, which may be extended by Apex Holdings for up to an additional six months. In addition, Nexa and PFSI entered into license agreements, pursuant to which Nexa and PFSI will grant certain licenses to Apex Clearing to use certain intellectual property in order, among other things, to enable Apex Clearing to perform its obligations under the clearing and customer contracts assigned to Apex Clearing and to conduct its clearing, settlement and execution business. As services are transitioned to Apex Clearing, the Company anticipates that the services required from PFSI under the TSA, and the associated payments from Apex Clearing, will be reduced proportionately.

•
PFSI entered into a credit agreement with Apex Clearing whereby PFSI has agreed to provide a $12.0 million line of credit to Apex Clearing for up to twelve months, and ACS entered into a credit agreement with Apex Clearing whereby ACS has agreed to provide a $10.0 million line of credit to Apex Clearing for up to twelve months; and

•
The Company entered into a Termination and Mutual Release Agreement with Broadridge (the "Release Agreement"), pursuant to which the Company and Broadridge agreed to (i) terminate the Schedules under the Master Services Agreement by and between the Company and Broadridge, dated November 2, 2009 (collectively the "Master Services Agreement"), other than to the extent necessary to provide the transition services under the Services Agreement and to continue to service the Company's Canadian subsidiary, PFSC; and (ii) terminate, discharge and release in full the Company's obligations, including all obligations to make principal and interest payments, under the Ridge Seller Note due June 25, 2015 with an outstanding principal amount of approximately $20.6 million issued to Broadridge. The Company and Broadridge also agreed to release all claims totaling not less than $87.0 million, arising under the Master Services Agreement, provided that Broadridge will retain claims of up to $20.0 million under the Master Services Agreement against PFSC while the Company will retain all of its rights under the Master Services Agreement to defend any such claims against PFSC.

Subsequent to the closing of the Apex transaction, on August 3, 2012, PFSI filed a Form BDW (Uniform Request for Broker-Dealer Withdrawal) with the SEC and FINRA to voluntarily withdraw its registration with the SEC as a broker-dealer and to resign as a member of the FINRA. Such withdrawal request is subject to the approval and acceptance of the SEC and FINRA, which are pending.
Sale of certain of PFSL's assets and closure of operations; Potential Sale or LIquidation of PFSC
After exploring available alternatives for rationalizing the operations of our U.K. subsidiary, PFSL, we announced in December, 2011 that we had elected to pursue the sale of certain of the assets of PFSL to third parties and to commence the closure of the operations of PFSL. We completed these efforts in June. Over the past six months, the closure of this operation has released approximately $11.0 million in capital, and has resulted in $8.0 million in expenses.
We have pursued negotiations with several parties for a possible sale of PFSC. While these efforts have not resulted in any definitive agreements we are continuing to aggressively seek to execute the sale of PFSC and are also exploring alternative initiatives, including a potential liquidation.
Patent Portfolio
We have been granted a number of patents associated with the automated purchase and sale of financial instruments. We have engaged a leading law firm specializing in intellectual property to assist us in developing license revenues from our patent portfolio. While it is too early to determine the amount of potential license revenue, if any, the law firm has agreed to partner with us on a full contingency basis. We intend to aggressively pursue license revenue opportunities from this intellectual property portfolio.
Outstanding SEC Comments
As previously noted in our Annual Report on Form 10-K for the year ended December 31, 2011, we have received letters from the staff of the Division of Corporation Finance (the “Staff”) of the Securities and Exchange Commission (the “Commission”) setting forth comments and questions with respect to our Annual Report on Form 10-K for the years ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and September 30, 2011 (the “2011 Comment Letters”) and the Company has submitted responses to such letters. In addition, the Company has received comments on its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2012 Comment Letter; the 2011 Comment Letters and the 2012 Comment Letter are referred to jointly as the “Comment Letters”). Among other things, the Comment Letters have questioned the timing of the impairment charge taken by us with respect to certain of our nonaccrual receivables. We reported a $43.0 million impairment charge (the “Impairment Charge”) with respect to these receivables in the second quarter of fiscal 2011. More recently, the Staff, along with the Commission’s Office of the Chief Accountant, has questioned whether we should have reflected all or a portion of the Impairment Charge in earlier periods. We have been discussing this accounting treatment with the Staff and a resolution is pending.
If it is ultimately determined that our initial valuation of the underlying collateral did not support the margin debt during the times in question we may need to accelerate the Impairment Charge into earlier periods. We will then need to review our analysis of the relevant factors in existence at each earlier period and reach a conclusion as to the amount of the Impairment Charge that should properly be reflected in each relevant earlier period. In performing such review we will need to evaluate the materiality of the applicable charge for each such period to determine whether a restatement of our historical financial statements for such period is required. We intend to continue our discussion with the Commission to reach a resolution on the Comment Letters.
Financial overview
Net revenues
Revenues
The completion of the Knight and Apex transactions will affect our revenue makeup significantly. On a going forward basis, we anticipate that revenues will be primarily from the sale of market data, both historical and real-time, and from transaction and terminal fees associated with our Nexa business. We also hope to generate license fees from our patent portfolio. For an interim period of time, we anticipate that we will also receive revenues from our transitional service agreements with Knight and Apex. The amounts to be paid to PFSI the transitional service agreements may or may not cover the expenses of providing the transition support services.
The following revenue information describes our historical revenue breakdown, including that from most of the 2012 second quarter, and also describes our ongoing PFSC revenue breakdown, which is included in discontinued operations.
We have historically generated revenues from most clients in several different categories. Clients generating revenues for us from clearing transactions almost always also generate significant interest income from related balances. Revenues from clearing transactions are driven largely by the volume of trading activities of the customers of our correspondents and proprietary trading by our correspondents. Our average clearing revenue per trade is a function of numerous pricing elements that vary based on individual correspondent volumes, customer mix, and the level of margin debit balances and credit balances. Our clearing revenue fluctuates as a result of these factors as well as changes in trading volume. We focus on maintaining the profitability of our overall correspondent relationships, including the clearing revenue from trades and net interest from related customer margin balances, and by reducing associated variable costs. We collect the fees for our services directly from customer accounts when trades are processed. We typically only remit commissions charged by our correspondents to them after deducting our charges.
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
Revenues from clearing and commission fees represented 45% and 42% of our total net revenues for the three months ended June 30, 2012 and 2011, respectively and 56% and 44% of our total net revenues for the six months ended June 30, 2012 and 2011, respectively.
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
Net interest income represented 35% and 33% of our total net revenues in each of the three months ended June 30, 2012 and 2011, respectively and 33% and 32% in each of the six months ended June 30, 2012 and 2011.
Expenses
The completion of the Knight and Apex transactions will affect our expense makeup significantly. On a going forward basis, our expenses will largely consist of personnel costs, and the infrastructure costs associated with the provision of technology services by Nexa Technologies. We will also continue to incur significant interest expense associated with our outstanding indebtedness.
The following expense information describes our historical breakdown, including that from most of the 2012 second quarter, and also describes our continuing PFSC expense breakdown, which is included in discontinued operations. It also largely describes our ongoing expenses associated with the provision of services to Knight and Apex under the transitional services agreements, which are expected to decline over time.
Employee compensation and benefits
Our largest category of expense is the compensation and benefits that we pay to our employees, which includes salaries, bonuses, group insurance, contributions to benefit programs, stock compensation and other related employee costs. These costs vary by country according to the local prevailing wage standards. We utilize technology whenever practical to limit the number of employees and thus keep costs competitive. In the U.S., a majority of our employees are located in cities where employee costs are lower than where our largest competitors primarily operate. A portion of total employee compensation is paid in the form of bonuses and performance-based compensation. As a result, depending on the performance of particular business units and the overall Company performance, total employee compensation and benefits could vary materially from period to period. As previously discussed, the Company has implemented a retention program for employees of the Company, PFSI and Nexa and will incur severance charges related to employees terminated in connection with the previously discussed strategic initiatives.
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
Profitability of services provided
In the past, we have has recorded revenue for the clearing operations and technology business separately. We have recorded expenses in the aggregate as many of these expenses have been attributable to multiple business activities. As such, income (loss) before income taxes has been determined in the aggregate. We have also separately recorded interest income and interest expense to determine the overall profitability of this activity.
On a going forward basis, we anticipate that our operations will primarily consist of the provision of services by Nexa , and so our profitability will largely be determined by the success of this business and any licensing revenues from our intellectual property portfolio.
Comparison of the three months ended June 30, 2012 and June 30, 2011
Overview
Results of operations declined for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to lower clearing and commission fees, lower net interest income, lower technology revenue, lower other revenues, higher employee compensation and benefits, the loss on the Apex Holdings transaction, contract cease use charge, higher other expenses and equity in loss of Apex Holdings, partially offset by lower floor brokerage, exchange and clearance fees, lower bad debt expense, lower occupancy and equipment, the forgiveness of the Ridge Seller Note and lower interest expense on long-term debt. The operating results were also impacted by the previously announced deconversion of thinkorswim. Our loss from continuing operations increased approximately $47.7 million during the second quarter of 2012 as compared to the second quarter of 2011.
The following is a summary of the increases (decreases) in the categories of revenues and expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

	Change Amount	% Change from Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$(14,198)	(64.4)%
Technology	(176)	(3.3)%
Interest:	—
Interest on asset based balances	(14,116)	(68.5)%
Interest on conduit borrows	(1,289)	(68.3)%
Money market	(62)	(8.5)%
Interest, gross	(15,467)	(66.6)%
Other revenue	(8,794)	(123.4)%
Total revenues	(38,635)	(67.0)%
Interest expense:
Interest expense on liability based balances	(3,736)	(74.4)%
Interest on conduit loans	(842)	(71.5)%
Interest expense from securities operations	(4,578)	(73.8)%
Net revenues	(34,057)	(66.1)%
Expenses:
Employee compensation and benefits	3,178	20.2%
Floor brokerage, exchange and clearance fees	(5,542)	(63.2)%
Communications and data processing	59	0.5%
Occupancy and equipment	(1,284)	(29.0)%
Loss on Apex Clearing Holdings transaction	35,826
Gain on extinguishment of debt	(22,514)
Contract cease use charge	14,183
Bad debt expense	(42,424)	(98.3)%
Other expenses	7,813	150.3%
Interest expense on long-term debt	(495)	(5.1)%
	(11,200)	(11.2)%
Loss from continuing operations before equity in earnings in unconsolidated affiliate	22,857	47.2%
Equity in earnings in unconsolidated affiliate	5,844
Loss from continuing operations before income taxes	28,701	59.3%
Net Revenues
Net revenues decreased $38.6 million, or 67.0%, to $17.4 million in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. The decrease is primarily attributable to the following:
Clearing and commission fees in the second quarter decreased $14.2 million, or 64.4%, to $7.9 million from the same period in 2011. This decrease is due the Apex Clearing Holdings transaction that closed on June 5, 2012 as well as the deconversion of thinkorswim in August 2011 and lower equity and option volumes.
Technology revenue decreased $0.2 million, or 3.3% from the same period in 2011 to $5.1 million due to lower recurring revenues of $0.2 million.
Interest, gross decreased $15.5 million or 66.6% to $7.8 million in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. Interest revenues from customer balances decreased $14.2 million or 66.4% to $7.2 million due to a decrease in our interest income on asset balances of $14.1 million and a decrease in money market revenues of $0.1 million. The decrease in our interest income on assets balances is attributable to a decrease in our average daily interest rate from the second quarter of 2011 of 5 basis points or 4.4% to 1.08%, and a decrease in our average daily interest earning assets of $3.7 billion or 50.5% to $3.6 billion. The decrease in average daily interest earnings assets was largely due to the deconversion of thinkorswim in August 2011. Interest, gross was also lower as a result of the Apex Clearing Holdings transaction that closed on

June 5, 2012.
Interest from our stock conduit borrowing operations decreased $1.3 million or 68.3% from the second quarter of 2011 to $0.6 million, as a result of a decrease in our average daily assets of approximately $477.3 million, or 72.2% to $184.2 million offset by an increase in our average daily interest rate of 81 basis points or 71.1% to 1.95%. Interest from our stock conduit borrowing operations was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Other revenue decreased $8.8 million, or 123.4% from the second quarter of 2011 to $(1.7) million primarily due to a realized loss of $6.3 million taken on our RDC municipal bonds as a result of the sale of certain RDC assets (see Notes 5 and 8 to our interim unaudited condensed consolidated financial statements), decreases in municipal bond, equity and foreign exchange trading of $1.2 million, approximately $0.7 million in our trade aggregation business, $1.3 million in execution services offset by other fees of approximately $0.7 million.
Interest expense from securities operations decreased $4.6 million, or 73.8%, to $1.6 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012. Interest expense from clearing operations decreased approximately $3.7 million, or 74.4% to $1.3 million due to a decrease in our average daily balances on our short-term obligations of $3.4 billion, or 51.8%, to $3.1 billion and a 6 basis point or 19.4% increase in our average daily interest rate to 0.25%. The decrease in average daily balances was largely due to the deconversion of thinkorswim in August 2011. Interest expense from securities operations was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Interest expense from our stock conduit loans decreased $0.8 million, or 71.5% from the second quarter of 2011 to $0.3 million due to a $476.6 million, or 72.1% decrease in our average daily balances to $184.3 million offset by 38 basis point increase, or 53.5% in our average daily interest rate to 1.09%. Interest expense from our stock conduit loans was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Interest, net decreased from $17.0 million for the quarter ended June 30, 2011 to $6.1 million for the quarter ended June 30, 2012. This decrease was due to lower average paying customer balances, lower money market revenues, lower conduit balances and a lower interest rate spread of 1 basis points on customer balances offset slightly by a higher interest rate spread of 43 basis points on conduit balances. Interest, net was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Employee compensation and benefits
Total employee costs increased $3.2 million, or 20.2%, to $18.9 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012, higher severance costs of approximately $3.9 million due to severance costs associated with headcount reductions as a result of the Apex and Knight transactions offset by lower stock-based compensation of approximately $0.4 million and lower incentive compensation of approximately $0.3 million.
Floor brokerage, exchange and clearance fees
Floor brokerage, exchange and clearance fees decreased $5.5 million, or 63.2%, to $3.2 million for the quarter ended June 30, 2012 from the quarter ended June 30, 2011, related to lower clearing costs as a result of lower equity and option volumes as compared to 2011 as well as the Apex Clearing Holdings transaction that closed on June 5, 2012.
Communication and data processing
Total expenses for our communication and data processing requirements increased $0.1 million, or 0.5%, to $12.8 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 primarily due to higher data processing costs associated with the Ridge BPS platform partially offset by lower costs as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Occupancy and equipment
Total expenses for occupancy and equipment decreased $1.3 million, or 29.0% to $3.1 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 due to lower depreciation expense resulting from a reduction in capital leases as well as the write-off of certain technology assets associated with the Apex Clearing Holdings transaction that closed on June 5, 2012.
Loss on Apex Clearing Holdings transaction
In connection with the Apex transaction, the Company received consideration of $0.2 million and recorded an investment in Apex Holdings of approximately $104.0 million, which represented the Company's 93.75% equity interest in the tangible contributed net assets of Apex Holdings. As of August 14, 2012, the initial accounting for the business combination is incomplete as ACS, the managing member of Apex Holdings is still in the process of identifying and valuing all of the assets acquired and liabilities assumed. As a result, the Company estimated its investment based on the fair value of the tangible consideration given. At such time that the accounting for the business combination becomes complete, the Company will retrospectively adjust the provisional amounts recognized as of the acquisition date.
In connection with the transaction the Company recorded a loss of $35.8 million primarily related to approximately $10.6 million of certain technology assets of which the exclusive rights to use were contributed to Apex Clearing as well as intangible assets of $25.4 million primarily related to customer contracts associated with prior acquisitions that were contributed to Apex Clearing.
Gain on extinguishment of debt
As described in Note 3 to our unaudited interim condensed consolidated financial statements, the Company and Broadridge entered into a termination and release agreement that resulted in the extinguishment of the Ridge Seller Note, all accrued and unpaid interest and any amounts due under contingent earnout arrangements under the Ridge APA. As a result of this the Company recorded a gain of approximately $22.5 million, which was comprised of the carrying amount of the Ridge Seller Note of approximately $18.4 million, accrued interest of approximately $1.1 million and contingent consideration of approximately $3.0 million.
Contract cease use charge
In connection with the Company's conversion to Broadridge's BPS platform, Broadridge agreed to reimburse the Company for any minimum costs owed to SunGard Data Systems under its contract to provide certain back office services. This contract with SunGard is in effect until February 2014. As a result of the Termination and Mutual Release Agreement with Broadridge, Broadridge was no longer required to reimburse these costs. As a result of the Apex transaction, PFSI is no longer a clearing broker-dealer and as such no longer receiving any benefits under the SunGard contract. As of June 30, 2012 the Company has not terminated the contract. The Company recorded a charge of approximately $14.2 million, which reflects the estimated fair value of the future cash outflows associated with the minimum payments due under the contract. The estimated fair value was calculated using a present value technique based discounted using the Company's estimated credit-adjusted risk-free rate of 20%. The Company recorded an interest charge of $0.2 million for the quarter ended June 30, 2012.
Bad debt expense
Bad debt expense decreased $42.4 million, or 98.3% to $0.7 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 primarily due to the $43.0 million write-down to certain nonaccural receivables in the second quarter of 2011, offset by approximately $0.7 million of reserves for unsecured receivables that management determined during the quarter were uncollectible, including approximately $0.4 million of nonaccrual receivables associated with RDC related assets. These primarily related to ongoing litigation matters and are not related to any trend that is expected to continue or recur. During the second quarter we sold our RDC related assets and following this transaction we have no remaining direct exposure to RDC related assets other than representations and indemnities related to the sale of the assets. See Note 8 to our unaudited interim condensed consolidated financial statements.
Other expenses
Other expenses increased $7.8 million, or 150.3%, to $13.0 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012, due primarily to $5.6 million of expenses related to restructuring, higher legal, accounting and professional fees of approximately $2.5 million offset by lower intangible amortization expense of $0.3 million resulting from the Knight and Apex transactions.
Interest expense on long-term debt
Interest expense on long-term debt decreased $0.5 million from $9.8 million for the quarter ended June 30, 2011 to $9.3 million for the quarter ended June 30, 2012 resulting primarily from approximately $0.7 million in lower interest costs associated with our revolving credit facility which was paid in full during the first quarter of 2012 from a beginning balance of $7.0 million and the extinguishment of the Ridge Seller Note (see Notes 3 and 11 to our interim unaudited condensed consolidated financial statements) offset by slightly higher interest costs on our Convertible Notes associated with the conversion feature and approximately $0.2 million in interest costs associated with the SunGard contract costs (see Note 19 to our interim unaudited condensed consolidated financial statements).

Equity in loss in unconsolidated affiliate
In connection with our 93.75% economic interest in Apex Clearing Holdings we recorded a loss of $5.8 million for the quarter ended June 30, 2012. See Note 3 to our unaudited interim condensed consolidated financial statements for a discussion of the accounting for this investments.
Income tax expense (benefit)
Income tax expense, based on an overall effective income tax rate of .5%, was approximately $0.1 million for the quarter ended June 30, 2012 as compared to an overall effective income tax rate of 38.0% and an income tax benefit of approximately $18.9 million for the quarter ended June 30, 2011. This change is primarily attributed to recording an additional valuation allowance in the 2012 period.
Loss from continuing operations
As a result of the foregoing, the loss from continuing operations was approximately $77.2 million for the quarter ended June 30, 2012 compared to a loss from continuing operations of approximately $29.4 million for the quarter ended June 30, 2011.
Comparison of the six months ended June 30, 2012 and June 30, 2011
Overview
Results of operations declined for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to lower clearing and commission fees, lower net interest income, lower technology revenue, lower other revenues, higher employee compensation and benefits, higher communications and data processing, the loss on the Apex Clearing Holdings transaction, contract cease use charge, higher other expenses and equity in loss of Apex Clearing Holdings, partially offset by lower floor brokerage, exchange and clearance fees, lower bad debt expense, lower occupancy and equipment, the forgiveness of the Ridge Seller Note and lower interest expense on long-term debt. Our loss from continuing operations increased approximately $88.8 million during the first six months of 2012 as compared to the first six months of 2011.
The following is a summary of the increases (decreases) in the categories of revenues and expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

	Change Amount	% Change from Previous Period
	(In thousands)
Revenues:
Clearing and commission fees	$(24,175)	(52.0)%
Technology	(944)	(8.4)%
Interest:	—
Interest on asset based balances	(24,721)	(61.2)%
Interest on conduit borrows	(1,487)	(41.3)%
Money market	(298)	(16.6)%
Interest, gross	(26,506)	(57.9)%
Other revenue	(21,474)	(141.4)%
Total revenues	(73,099)	(61.6)%
Interest expense:
Interest expense on liability based balances	(4,976)	(51.3)%
Interest on conduit loans	(950)	(41.1)%
Interest expense from securities operations	(5,926)	(49.3)%
Net revenues	(67,173)	(62.9)%
Expenses:
Employee compensation and benefits	2,741	8.3%
Floor brokerage, exchange and clearance fees	(6,693)	(38.5)%
Communications and data processing	2,209	8.6%
Occupancy and equipment	(2,454)	(26.2)%
Loss on Apex Clearing Holdings transaction	35,826
Gain on extinguishment of debt	(22,514)
Contract cease use charge	14,183
Bad debt expense	(39,973)	(92.2)%
Other expenses	11,695	102.8%
Interest expense on long-term debt	(668)	(3.4)%
	(5,648)	(3.5)%
Loss from continuing operations before equity in earnings in unconsolidated affiliate	61,525	116.4%
Equity in earnings in unconsolidated affiliate	5,844
Loss from continuing operations before income taxes	67,369	127.5%
Net Revenues
Net revenues decreased $67.2 million, or 61.6%, to $39.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease is primarily attributable to the following:
Clearing and commission fees for the six months ended June 30, 2012 decreased $24.2 million, or 52.0%, to $22.3 million from the same period in 2011. This decrease is due the Apex Clearing Holdings transaction that closed on June 5, 2012 as well as the deconversion of thinkorswim in August 2011 and lower equity and option volumes.
Technology revenue decreased $0.9 million, or 8.4% for the six months ended June 30, 2012 as compared to the same period in 2011 to $10.4 million due to lower recurring revenues of $0.9 million.
Interest, gross decreased $26.5 million or 57.9% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 to $19.3 million. Interest revenues from customer balances decreased $25.0 million or 59.3% to $17.2 million due to a decrease in our interest income on asset balances of $24.7 million and a decrease in money market revenues of $0.3 million. The decrease in our interest income on assets balances is attributable to a decrease in our average daily interest rate for the six months ended June 30, 2012 of 26 basis points or 23.0% to 0.87%, and a decrease in our average daily interest earning assets of $3.6 billion or 49.8% to $3.6 billion. The decrease in average daily interest earnings assets was largely due to the deconversion of thinkorswim in August 2011. Interest, gross was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Interest from our stock conduit borrowing operations decreased $1.5 million or 41.3% from the six month period ended June 30, 2011 to $2.1 million, as a result of a decrease in our average daily assets of approximately $461.2 million, or 66.4% to $233.6 million offset by an increase in our average daily interest rate of 77 basis points or 74.0% to 1.81%. Interest from our stock conduit borrowing operations was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Other revenue decreased $21.5 million, or 141.4% for the six months ended June 30, 2012 to $(6.3) million primarily due to the realized loss of $15.1 million taken on our RDC municipal bonds as a result of the sale of certain RDC assets (see Notes 5 and 8 to our interim unaudited condensed consolidated financial statements)included in securities owned, decreases in municipal bond, equity and foreign exchange trading of $2.4 million, approximately $1.4 million in our trade aggregation business, $2.4 million in execution services and other fees of approximately $0.2 million.
Interest expense from securities operations decreased $5.9 million, or 49.3%, to $6.1 million from the six months ended June 30, 2011 to the six months ended June 30, 2012. Interest expense from clearing operations decreased approximately $5.0 million, or 51.3% to $4.7 million due to a decrease in our average daily balances on our short-term obligations of $3.3 billion, or 51.8%, to $3.0 billion while our average daily interest rate stayed constant at 0.31%. The decrease in average daily balances was largely due to the deconversion of thinkorswim in August 2011. Interest expense from securities operations was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Interest expense from our stock conduit loans decreased $1.0 million, or 41.1% from the six months ended June 30, 2011 to $1.4 million due to a $460.9 million, or 66.4% decrease in our average daily balances to $233.3 million, offset by a 50 basis point increase, or 74.6% in our average daily interest rate to 1.17% . Interest expense from our stock conduit loans was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Interest, net decreased from $33.8 million for the six months ended June 30, 2011 to $13.2 million for the six months ended June 30, 2012. This decrease was due to lower average paying customer balances, lower money market revenues, lower conduit balances and a lower interest rate spread of 26 basis points on customer balances offset slightly by a higher interest rate spread of 27 basis points on conduit balances. Interest, net was also lower as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Employee compensation and benefits
Total employee costs increased $2.7 million, or 8.3%, to $35.8 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily due to higher severance costs of approximately $4.6 million due to severance costs associated with headcount reductions as a result of the Apex and Knight transactions offset by lower compensation costs of approximately $1.1 million as a result of lower head counts, lower stock-based compensation of approximately $0.5 million and lower incentive compensation of approximately $0.3 million.
Floor brokerage, exchange and clearance fees
Floor brokerage, exchange and clearance fees decreased $6.7 million, or 38.5%, to $10.7 million for the six months ended June 30, 2012 from the six months ended June 30, 2011, related to lower clearing costs as a result of lower equity and option volumes as compared to the 2011 as well as the Apex Clearing Holdings transaction that closed on June 5, 2012.
Communication and data processing
Total expenses for our communication and data processing requirements increased $2.2 million, or 8.6%, to $27.8 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 primarily due to higher data processing costs associated with the Ridge BPS platform partially offset by lower costs as a result of the Apex Clearing Holdings transaction that closed on June 5, 2012.
Occupancy and equipment
Total expenses for occupancy and equipment decreased $2.5 million, or 26.2% to $6.9 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 due to lower depreciation expense resulting from a reduction in capital leases as well as the write-off of certain technology assets associated with the Apex Clearing Holdings transaction that closed on June 5, 2012.
Loss on Apex Clearing Holdings transaction

In connection with the Apex transaction, the Company received consideration of $0.2 million and recorded an investment in Apex Holdings of $103.9 million, which represented the Company's 93.75% equity interest in the tangible contributed net assets of Apex Holdings. As of August 14, 2012, the initial accounting for the business combination is incomplete as ACS, the managing member of Apex Holdings is still in the process of identifying and valuing all of the assets acquired and liabilities assumed. As a result, the Company estimated its investment based on the fair value of the tangible consideration given. At such time that the accounting for the business combination becomes complete, the Company will retrospectively adjust the provisional amounts recognized as of the acquisition date.
In connection with the transaction the Company recorded a loss of $35.8 million primarily related to approximately $10.6 million of certain technology assets of which the exclusive rights to use were contributed to Apex Clearing as well as intangible assets of $25.4 million primarily related to customer contracts associated with prior acquisitions that were contributed to Apex Clearing.
Gain on extinguishment of debt
As described in Note 3 to our unaudited interim condensed consolidated financial statements, the Company and Broadridge entered into a termination and release agreement that resulted in the extinguishment of the Ridge Seller Note, all accrued and unpaid interest and any amounts due under contingent earnout arrangements under the Ridge APA. As a result of this the Company recorded a gain of approximately $22.5 million, which was comprised of the carrying amount of the Ridge Seller Note of approximately $18.4 million, accrued interest of approximately $1.1 million and contingent consideration of approximately $3.0 million.
Contract cease use charge
In connection with the Company's conversion to Broadridge's BPS platform, Broadridge agreed to reimburse the Company for any minimum costs owed to SunGard Data Systems under its contract to provide certain back office services. This contract with SunGard is in effect until February 2014. As a result of the Termination and Mutual Release Agreement with Broadridge, Broadridge was no longer required to reimburse these costs. As a result of the Apex transaction, PFSI is no longer a clearing broker-dealer and as such no longer receiving any benefits under the SunGard contract. As of June 30, 2012 the Company has not terminated the contract. The Company recorded a charge of approximately $14.2 million as a result which reflects the estimated fair value of the future cash outflows associated with the minimum payments due under the contract. The estimated fair value was calculated using a present value technique based discounted using the Company's estimated credit-adjusted risk-free rate of 20%. The Company recorded an interest charge of $0.2 million for the six months ended June 30, 2012.
Bad debt expense
Bad debt expense decreased $40.0 million, or 92.2% to $3.4 million for the six months ended June 30, 2011 to the six months ended June 30, 2012 primarily due to the $43.0 million write-down to certain nonaccural receivables in the second quarter of 2011, offset by approximately $3.4 million of reserves for unsecured receivables that management determined during the period were uncollectible, including approximately $0.9 million of nonaccrual receivables associated with RDC related assets. These primarily related to ongoing litigation matters and are not related to any trend that is expected to continue or recur. During the second quarter we sold our RDC related assets and following this transaction we have no remaining direct exposure to RDC related assets other than representations and indemnities related to the sale of the assets. See Note 8 to our unaudited interim condensed consolidated financial statements.
Other expenses
Other expenses increased $11.7 million, or 102.8%, to $23.1 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, due primarily to $8.5 million of expenses related to restructuring and higher legal, accounting,professional fees of approximately $3.5million offset by lower intangible amortization expense of $0.3 million resulting from the Penson Futures and Apex transactions.
Interest expense on long-term debt
Interest expense on long-term debt decreased $0.7 million from $19.5 million for the six months ended June 30, 2011 to $18.8 million for the six months ended June 30, 2012 resulting primarily from approximately $0.9 million in lower interest costs associated with our revolving credit facility which was paid in full during the first quarter of 2012 from a beginning balance of $7.0 million and the extinguishment of the Ridge Seller Note (see Notes 3 and 11 to our interim unaudited condensed consolidated financial statements) offset by slightly higher interest costs on our Convertible Notes associated with the conversion feature and approximately $0.2 million in interest costs associated with the SunGard contract costs (see Note 19 to our interim unaudited condensed consolidated financial statements).
Equity in loss in unconsolidated affiliate
In connection with our 93.75% economic interest in Apex Clearing Holdings we recorded a loss of $5.8 million for the six months ended June 30, 2012. See Note 3 to our unaudited interim condensed consolidated financial statements.
Income tax expense (benefit)
Income tax expense, based on an overall effective income tax rate of .8%, was $0.2 million for the six months ended June 30, 2012 as compared to an overall effective income tax rate of 38.0% and an income tax benefit of approximately $21.2 million for the six months ended June 30, 2011. This change is primarily attributed to recording an additional valuation allowance in the 2012 period.
Loss from continuing operations
As a result of the foregoing, the loss from continuing operations was approximately $120.4 million for the six months ended June 30, 2012 compared to a loss from continuing operations of $31.6 million for the six months ended June 30, 2011.
Results of discontinued operations
Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011
Loss from discontinued operations was approximately $7.9 million for the quarter ended June 30, 2012 compared to a loss of approximately $0.7 million for the quarter ended June 30, 2011 which includes the operations of PFSC, the Penson Futures division of PFSI and PFSL for the quarter ended June 30, 2012 and PFSC, the Penson Futures division of PFSI, PFSL and PFSA for the quarter ended June 30, 2011. Both PFSC and PFSL incurred greater losses in 2012 as compared to 2011. The Penson Futures division had net income in 2011 compared to a net loss in 2012 while PFSA had net income in 2011.
Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011
Loss from discontinued operations was approximately $13.2 million for the six months ended June 30, 2012 compared to a loss of approximately $1.4 million for the six months ended June 30, 2011 which includes the operations of PFSC, the Penson Futures division of PFSI and PFSL for the six months ended June 30, 2012 and PFSC, the Penson Futures division of PFSI, PFSL and PFSA for the six months ended June 30, 2011. Both PFSC and PFSL incurred greater losses in 2012 as compared to 2011. The Penson Futures division had net income in 2011 compared to a net loss in 2012 while PFSA had net income in 2011.
Liquidity and capital resources
As a result of the Knight and Apex transactions, our primary liquidity needs are in our Canadian clearing broker, PFSC, which is accounted for as a discontinued operation, as it is held for sale.
PFSC typically finances its operating liquidity needs through short term secured bank lines of credit and through secured borrowings from stock lending counterparties in the securities business, which referred to as “stock loans.” Most of the borrowings are driven by the activities of its clients or correspondents, primarily the purchase of securities on margin by those parties. PFSC had two uncommitted lines of credit with two financial institutions permitting PFSC to borrow up to an aggregate of approximately $184.9 million. There are no specific limitations on our borrowing capacities pursuant to its stock loan arrangements, though none of these facilities is committed. Further, since stock loan borrowings are secured, the ability to borrow is limited by the available collateral pool and advance rates offered by counterparties against that collateral.
Broker-dealer bank debt facilities are typically secured, uncommitted and on demand. Therefore, lenders can refuse to extend loans, limit the size of loans, increase the amount of collateral required to support loans, or require repayment of outstanding loans. This can severely impact liquidity resources. Furthermore, the type of business a correspondent or client transacts can create liquidity needs. For example, certain option trades may not create collateral for the broker-dealer to utilize for settlement, but the trade does create operating liquidity needs at the clearing corporation. As there is no underlying collateral to post, the broker-dealer must utilize other available collateral. Borrowings under stock loan arrangements bear interest at variable rates based on various factors including market conditions and the types of securities loaned, are secured primarily by our customers' margin account securities, and are repayable on demand.
Excluding our PFSC business, our current liquidity needs are limited to our operating expenses and funding any receivables related to the provision of services to Knight and Apex under the transitional services agreements. As a result, we believe our current capital base and cash flow from the transitional services agreements are sufficient to meet these liquidity needs.
Capital Resources — In general, our capital resources are the existing capital in our businesses and any operating income, if applicable. Our broker-dealer subsidiaries are subject to minimum net capital requirements established in each jurisdiction. PFSC also has early warning capital levels which are significantly higher than minimum requirements. At June 30, 2012, PFSI had a net capital deficit of $14.1 million. This amount was $14.4 million below its minimum capital requirement of $250 thousand, which resulted in a net capital violation that was communicated to its regulators. At June 30, 2012, PFSC had risk adjusted capital of approximately $26.3 million and had early warning excess of approximately $15.2 million. For the past three quarters both PFSI and PFSC have operated at a loss, which has reduced our capital resources.
In addition to these statutory requirements, our regulators have the discretion to require higher capital or liquidity levels. We regularly review our capital and liquidity positions with our regulators, and our expectations of future levels. If our regulators require that we retain significant regulatory capital at these subsidiaries, our liquidity could be impaired, perhaps significantly.
On June 3, 2009, we issued $60.0 million aggregate principal amount of 8.00% Senior Convertible Notes due 2014. The net proceeds from the sale of the convertible notes were approximately $56.2 million after initial purchaser discounts and other expenses. On May 6, 2010, we issued $200.0 million aggregate principal amount of 12.5% senior second lien secured notes, due May 15, 2017. The net proceeds from the sale of the senior second lien secured notes were approximately $193.3 million after initial purchaser discounts and other expenses. We used a part of the net proceeds of the sale to pay down approximately $110.0 million outstanding on our then current senior revolving credit facility, enter into a $70.0 million subordinated loan arrangement with the broker-dealer in the US, to provide working capital to support the correspondents acquired from Ridge and for other general corporate purposes. Our obligations under senior second lien secured notes are supported by a guaranty from SAI and PHI and a pledge by us, SAI and PHI of equity interests of certain of our subsidiaries. As is common with facilities of this type, the negative covenants in our various credit facilities limit our ability to incur additional debt outside of the ordinary course of business and our ability to incur additional working capital debt facilities at a parent company level is therefore significantly restricted.
We incur a significant amount of interest on our outstanding debt obligations. In 2011, we paid $1.8 million in interest under our then senior revolving credit facility and predecessor facility, $4.8 million in interest under our Senior Convertible Notes, $25.0 million in interest under our Senior Second Lien Secured Notes and $0.6 million in interest under the Ridge Seller Note. We are required to make an interest payment of $12.5 million on the Senior Second Lien Secured Notes in mid-November 2012, and this obligation will continue semi-annually through 2017, when the principal amount of $200.0 million is due. We are required to make an interest payment of $2.4 million on the Senior Convertible Notes in early December 2012, and this obligation will continue semi-annually through 2014, when the principal amount of $60.0 million is due. In the first quarter of 2012, we unsuccessfully attempted to launch an exchange offer for all of our outstanding funded debt. If we are unable to complete an exchange offer for or an alternative restructuring of our senior debt, we will consider alternative options, including potentially winding down or liquidation of the Company’s operations, or a restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code.
As a holding company, we access the earnings and capital of our operating subsidiaries from time to time through the receipt of dividends or intercompany advances from these subsidiaries. As discussed above, however, our broker-dealer subsidiaries are subject to minimum and early warning net capital requirements established in each jurisdiction. Additionally, as with other regulated entities in our industry, the making of distributions from our regulated operating subsidiaries is generally subject to prior approval by the applicable regulators. Our regulators have considerable discretion when deciding whether to permit a distribution, though we understand that they place importance on factors such as liquidity, excess regulatory capital, profitability, changes in the business mix and expected growth in aggregate debits. Our regulators are following our progress on the strategic initiatives and, due to the Knight and Apex transactions, we anticipate that our regulatory requirements will change and ultimately be substantially reduced. While we have not historically experienced significant difficulty in obtaining this approval, as discussed above, there is no assurance that we will not have difficulty in obtaining such approval in the future. Any such difficulty would have a material impact on our ability to service our debt obligations at the parent company level.
Historically, the Company has not experienced significant difficulty obtaining approval for distributions by our regulated operating subsidiaries when we have had significant excess capital. Currently, only PFSC has adequate excess regulatory capital. On May 15, 2012, in order to assist us in making the $12.5 million semiannual payment on our Senior Secured Second Lien Notes, our regulators, allowed us to borrow $5.5 million from PFSI. In return for this assistance, we agreed to continue our efforts to execute a strategic transaction with respect to PFSI, which resulted in the Apex transaction described earlier. In June 2012, our regulators allowed a $2.4 million dividend from PFSI to assist us in making the $2.4 million semiannual payment on our Senior Convertible Notes.

As a result of the transactions with Knight and Apex Holdings, the cash flow at our U.S. broker-subsidiary, PFSI, will be limited primarily to amounts payable under the transitional services agreements with Knight and Apex Holdings, as described in Note 3, and the recovery of deposits held by various exchanges and regulatory authorities.

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
As of June 30, 2012, the Company had federal net operating losses as well as state net operating loss carryforwards and loss carryforwards in certain foreign jurisdictions. Management has determined that a valuation allowance of $121.9 million and $78.5 million, respectively, was necessary as of June 30, 2012 and December 31, 2011 as the realization of the deferred tax assets was not more likely than not.
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

Allowance for doubtful accounts
Typically, our loans to customers or correspondents are made on a fully collateralized basis because they are generally margin loans and the amount advanced is less than the then current value of the margin collateral. When the value of that collateral declines, when the collateral decreases in liquidity, or margin calls are not met, we may consider a variety of credit enhancements such as, but not limited to, seeking additional collateral or guarantees. In valuing receivables that become less than fully collateralized, we compare the estimated fair value of the collateral, deposits and any additional credit enhancements to the balance of the loan outstanding and evaluate the collectibility based on various qualitative factors such as, but not limited to, the creditworthiness of the counterparty, the potential impact of any outstanding litigation or arbitration and nature of the collateral and available realization methods. To the extent that the collateral, the guarantees and any other rights we have against the customer or the related introducing broker are not sufficient to cover potential losses, we record an appropriate allowance for doubtful accounts. We review these accounts on a monthly basis to determine if a change in the allowance for doubtful accounts is necessary. This specific, account-by-account review is supplemented by risk management procedures to identify positions in illiquid securities and other market developments that could affect accounts that otherwise appear to be fully collateralized. The parent company and local country risk management officers monitor market developments on a daily basis. We maintain an allowance for doubtful accounts that represents amounts, in our judgment, necessary to adequately reflect anticipated losses in outstanding receivables. Typically, when a receivable is deemed not to be fully collectible it is generally reserved at an amount correlating with the amount of the balance that is considered under secured. See Note 8 to our unaudited interim condensed consolidated financial statements for a description of certain nonaccrual receivables.
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
Changes in internal control over financial reporting
There have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In re Sentinel Management Group, Inc. is a Chapter 11 bankruptcy case filed on August 17, 2007 in the U.S. Bankruptcy Court for the Northern District of Illinois by Sentinel. Prior to the filing of this action, Penson Futures and PFFI held customer segregated accounts with Sentinel totaling approximately $36.0 million. In the days immediately preceding its bankruptcy filing, Sentinel sold certain securities to Citadel Equity Fund, Ltd. and Citadel Limited Partnership. On August 20, 2007, the Bankruptcy Court authorized distributions of 95 percent of the proceeds Sentinel received from that sale to certain FCM clients of Sentinel, including Penson Futures and PFFI. This distribution to the Penson Futures and PFFI customer segregated accounts along with a distribution received immediately prior to the bankruptcy filing totaled approximately $25.4 million.
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
On December 15, 2008, over the objections of Penson Futures and PFFI, the court entered an order confirming the Committee Plan, and the Committee Plan became effective on December 17, 2008. On January 7, 2009 Penson Futures and PFFI filed their answer and affirmative defenses to the suit brought by the Sentinel Trustee. Also on January 7, 2009, Penson Futures, PFFI and a number of other FCMs that had placed customer funds with Sentinel filed motions with the federal district court for the Northern District of Illinois, effectively asking the federal district court to remove the Sentinel suits against the FCMs from the bankruptcy court and consolidate them with other Sentinel related actions pending in the federal district court. On April 8, 2009, the Sentinel Trustee filed an amended complaint, which added a claim for unjust enrichment. Following an unsuccessful attempt to dismiss that claim on September 1, 2009, the Court denied the motion for reconsideration without prejudice. On September 11, 2009, Penson Futures and PFFI filed their amended answer and amended affirmative defenses to the Sentinel Trustee’s amended complaint. On October 28, 2009, the federal district court for the Northern District of Illinois granted the motions of Penson Futures, PFFI, and certain other FCMs requesting removal of the matters referenced above from the bankruptcy court, thereby removing these matters to the federal district court.
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
Purported Class Action and Derivative Litigation Matters
On August 23, 2011, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Northern District of Texas against the Company and its Chief Executive Officer and Chief Financial Officer, Philip A. Pendergraft and Kevin W. McAleer, by Reid Friedman, on behalf of himself and all others similarly situated (the “Friedman Action”). Plaintiff contended, among other things, that “Penson concealed from investors that by at least the end of 2010, 1) that the Company had approximately $96-97 million in receivables of which approximately $43.0 million were collateralized by illiquid securities and therefore unlikely to be collected; 2) the Company’s assets (Nonaccrual Receivables) were materially overstated and should have been written down at least by the end of 2010; 3) as a result, the Company’s reported income and EBITDA (earnings before interest, taxes, depreciation, amortization and stock-based compensation, and excluding certain non-operating expenses) were materially overstated; and 4) the Company’s financial statements were not prepared in accordance with generally accepted accounting principles. In March 2012, Plaintiff filed an Amended Complaint alleging a class period between March 30, 2007 and August 4, 2011, inclusive, adding allegations, among others, that certain transactions should have been disclosed as related party transactions, and adding Daniel P. Son, Roger Engemoen, Jr., Thomas R. Johnson, and BDO Seidman, LLP and BDO USA, LLP as additional parties. These events have led to increased regulatory scrutiny of our operations and margin lending. Plaintiff seeks to recover an unspecified amount of damages, including interest, attorneys’ fees, costs, and equitable/injunctive relief as the Court may deem proper. The Company filed a Motion to Dismiss and intends to vigorously defend itself against these claims.
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
The United States Court of Appeals for the Federal Circuit issued an order mandating the transfer of the case to the Southern District of New York. The trial before the New York District Court is scheduled for November 26, 2012. Based on its investigation to date and advice from legal counsel, the Company believes that resolution of these claims will not result in any material adverse effect on its business, financial condition, or results of operation. Nevertheless, the Company has incurred and will likely continue to incur significant expense in defending against these claims, and there can be no assurance that future liability will be avoided. Management cannot currently estimate a range of reasonably possible loss. The Company has entered into a Standstill Agreement pursuant to which the claims against it will be stayed following the conclusion of expert discovery and the determination of summary judgment motions.  In exchange, the Company will be bound by the Court's determinations of liability as to certain other defendants, against whom the plaintiff's claims are proceeding to trial.
Penson Financial Services, Inc. v. SAMCO Capital Markets, Inc., Roger J. Engemoen, et al. On July 24, 2012, PFSI filed a FINRA arbitration against SAMCO Capital Markets, Inc. (“SAMCO”) and its principal Roger J. Engemoen (“Engemoen”), a former director of the Company.  PFSI is seeking to recover unpaid interest advances that are owed to it by SAMCO and Engemoen, believed to total approximately $2.6 million.  The case is in its initial stage, so no discovery has yet been conducted and no hearing dates set.
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
The Company may be unable to restructure its outstanding debt or return to positive cash flow.
The Company currently has substantial indebtedness and interest payment obligations. At June 30, 2012, the Company had significant senior parent company indebtedness outstanding which included $200.0 million aggregate principal amount outstanding in respect of its 12.50% Senior Second Lien Secured Notes due 2017 (“Senior Secured Second Lien Noes”) and $60.0 million aggregate principal amount outstanding under the 8.0% Senior Convertible Notes due 2014 (the “Senior Convertible Notes”). The Company has significant principal and interest payments under its indebtedness coming due in the next several years. Unless the Company is able to restructure its senior debt, the Company will be required to make the following payments during the balance of 2012: a payment of $12.5 million on November 15, 2012 for the Senior Secured Second Lien Notes, and a payment of $2.4 million on December 1, 2012 for the Senior Convertible Notes. The principal amount of the Senior Convertible Notes, $60.0 million, is due in full on June 1, 2014 and the principal amount of the Senior Secured Second Lien Notes, $200.0 million, is due May 15, 2017. The Company believes, therefore, that the completion of a restructuring of the senior indebtedness is critical to its plans to return to profitability. If the Company is unable to restructure its outstanding debt, the Company will consider other restructuring alternatives available to it, including a restructuring pursuant to Chapter 11 of the Bankruptcy Code.
The Company believes that a Chapter 11 case would materially and adversely affect the relationships between the Company and its existing and potential customers, employees, vendors, suppliers, and other stakeholders and subject the Company to other direct and indirect adverse consequences. For example:

•	a Chapter 11 case would likely cause the Company to lose many of its key management employees, including the most senior members of management;

•
losses of key management employees would likely make it difficult for the Company to complete a financial restructuring and may make it less likely that the Company will be able to continue as a viable business;

•	the Company could be forced to operate in bankruptcy for an extended period of time;

•
the Company's trade creditors, counterparties and other partners could seek to terminate their relationships with the Company, require financial assurances or enhanced performance, or refuse to provide credit on the same terms as they provided prior to the Chapter 11 case; and

•	the Company may be forced to liquidate under Chapter 7 of the Bankruptcy Code.
In addition, any liquidation or reorganization case or cases under the Bankruptcy Code could be a protracted and non-orderly process. Any distributions that might be received under a liquidation or reorganization case or cases under the Bankruptcy Code would be substantially delayed, and the value of any potential recovery likely would be materially and adversely impacted by such delay and by the potential consequences described above. Furthermore, in the event of any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding, there can be no assurance as to the value, if any, that would be available to creditors and shareholders. Distributions to the Company's creditors under a liquidation would be substantially delayed and diminished and/or eliminated. A recovery to current or future equity holders is unlikely with respect to sale or liquidation scenarios.
The Company has limited ability to generate revenue and cash flow from its continuing operations and current assets following the completion of recent strategic transactions.

The recent completion of the Knight and Apex transactions in June 2012 (the “Transactions”) has resulted in a significant shift of the Company's business operations that will limit the Company's ability to generate revenue and positive cash flow. The Company is no longer a clearing broker dealer, and its current business model focuses primarily on providing certain clearing-related operational and technology services through its subsidiary Nexa. The Company's involvement in the clearing broker dealer business is limited to the Company's equity ownership interest in Apex Clearing. In addition, pursuant to a transition services agreement (the “TSA”), Apex agrees to pay certain fees to the Company for providing transition support services to Apex with respect to the customer contracts and other assets of PFSI acquired by Apex. Furthermore, the Company continues to explore strategic alternatives for its Canadian broker-dealer subsidiary, PFSC, which is accounted for as a discontinued operation.

The Company does not expect that its current business operations and assets will generate sufficient amount of cash to meet its liquidity and debt-service requirements. The technology services operations of Nexa is limited to providing front end trading systems, routing and execution infrastructure and market data, and it generated $4.0 million of revenue for the quarter ended June 30, 2012. While the Company has a 93.75% equity interest in Apex Clearing, this investment is not expected to yield any positive cash flow in the near future and it may never yield positive cash flow. The weakened global economy, prolonged market volatility, lower trading volumes and continued low short-term interest rates may have a negative effect on Apex Clearing's ability to generate a positive cash flow. In addition, the Company receives a minimum of amount of payment under the TSA, which is used primarily to recoup costs incurred in providing transition support services, and such payment is available only for a limited period of time under the TSA. The Company's failure to generate sufficient liquidity to meet its on-going obligations will have a material adverse impact on its business and its abilities to meet its payment obligations and will force the Company to seek other restructuring alternative such as a Chapter 11 bankruptcy proceeding. The lack of any significant source of revenue or liquidity may also adversely affect the creditors' ability to recover any value from the assets of the Company in a Chapter 11 proceeding.
The Company's ability to settle transactions often depends on the availability of credit from its short term credit facilities
As of June 30, the Company's PFSC subsidiary had available uncommitted lines of credit with two financial institutions for the purpose of facilitating its clearing business as well as the activities of its customers and correspondents permitting PFSC to borrow up to an aggregate of approximately $184.9 million. While the Company believes it has sufficient resources to address its short term borrowing needs, if the Company is not able to obtain sufficient credit or on favorable terms, its ability to settle its customer transactions could be impaired, or the costs of its business could be increased, such impacts could materially adversely affect the Company's business operations. Further these uncommitted lines may be terminated or restricted upon notice from the lender and outstanding loans are due on demand.
The loss of a significant number of key employees and personnel due to the completion of our recent strategic transactions or a long and protracted restructuring process will adversely affect the Company's business and operations.
Following the completion of the Knight and Apex transactions in June 2012 (the “Transactions”), a significant number of employees and personnel of the Company, including certain members of the management, have been transferred or assumed by Knight and Apex. While certain key employees and management members remain at the Company following the Transactions, many were retained to provide temporary transition support services to Knight and Apex in accordance with the applicable transition services agreements. There is no guarantee that these personnel will continue to be employed with the Company following the termination of transitions services, and many employees may decide to move to Knight, Apex or seek other opportunities. As a result, the Company may not have sufficient workforce to operate its business. The lack of qualified technical, financial and legal personnel may also adversely affect the Company's ability to comply with various regulatory requirements, including its obligations to provide timely and accurate disclosures about the Company pursuant to applicable SEC regulations.
In addition, a protracted financial restructuring could disrupt the Company’s business and would divert the attention of its management from operating its business and implementation of the Company’s business plan. It is likely that such a prolonged financial restructuring, especially if in a Chapter 11 proceeding, would cause the Company to lose many of its key management employees, including the most senior members of management. Such losses of key management employees would likely make it difficult for the Company to complete a financial restructuring and may make it less likely that the Company will be able to continue as a viable business.
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
We have received letters from the staff of the Division of Corporation Finance (the “Staff”) of the SEC setting forth comments and questions with respect to our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and September 30, 2011 (the “2011 Comment Letters”) and the Company has submitted responses to such letters. In addition, the Company has received comments on its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2012 Comment Letter; the 2011 Comment Letters and the 2012 Comment Letter are referred to jointly as the “Comment Letters”). Among other things, the Comment Letters have questioned the timing of the impairment charge taken by the Company with respect to certain of its nonaccrual receivables. The Company reported a $43.0 million bad debt charge (the “Impairment Charge”) with respect to these receivables in the second quarter of fiscal 2011. More recently, the Staff, along with the Commission’s Office of the Chief Accountant, has questioned whether the Company should have reflected all or a portion of the Impairment Charge in earlier periods. The Company has been discussing this accounting treatment with the Staff and a resolution remains pending.
If it is ultimately determined that the Company’s valuation of the underlying collateral for the nonaccrual receivables did not support the margin debt prior to the timing of the Impairment Charge, the Company may need to accelerate the Impairment Charge into earlier periods. The Company will then need to review its analysis of the relevant factors in existence at each earlier period and reach a conclusion as to the amount of the Impairment Charge that should properly be reflected in each relevant earlier period. In performing such review, the Company will need to evaluate the materiality of the applicable charge for each such period to determine whether a restatement of our historical financial statements for such period is required. While the Company intends to continue its discussion with the Commission to resolve the Comment Letter, there is no guarantee that the Company will be successful.  In the event that the Company is required to conduct further analysis of this issue, or if it is determined that the Company is required to restate its financial statement in prior periods, the Company may not have sufficient financial and human resources to meet these requirements timely, or at all.
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

The common stock of the Company may be delisted from The NASDAQ Stock Market if the Company does not regain compliance with applicable NASDAQ continuing listing requirements

 As previously reported in an 8-K filed on July 27, 2012,  the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) stating that the Company is not in compliance with the NASDAQ listing rules requiring securities listed on the NASDAQ Global Select Market to maintain a minimum market value of publicly held shares (“MVPHS”) of $5,000,000.  The Company is provided a grace period of 180 calendar days, or until January 22, 2013, in which to regain compliance with the MVPHS rule.  If at any time during the grace period, the Company's MVPHS closes at $5,000,000 or more for a minimum of ten (10) consecutive business days, the Company will have complied with the MVPHS rule and the matter will be closed.  If compliance with the MVPHS rule cannot be demonstrated by January 22, 2013, NASDAQ will provide the Company written notification that the Company's common stock is subject to delisting.

In addition, as previously reported in an 8-K filed on May 7, 2012, the Company is not in compliance with the NASDAQ listing rules requiring the Company to maintain a minimum bid price of $1.00 per share for its common stock.  The Company is provided a grace period of 180 calendar days, or until October 29, 2012, in which to regain compliance with the minimum bid price rule. If at any time during the grace period, the Company's minimum bid price of the Company's common stock closes at $1.00 or more for a minimum of ten (10) consecutive business days, the Company will have complied with the rule and the matter will be closed. If compliance with the rule cannot be demonstrated by October 29, 2012, NASDAQ will provide the Company written notification that the Company's common stock is subject to delisting.

The Company may be eligible to receive an additional 180 day grace period to regain compliance with each of the MVPHS and minimum bid price requirements, if it meets certain conditions, including satisfying certain initial and continuing listing standards for The NASDAQ Capital Market and submitting a timely application to NASDAQ to transfer the listing of its common stock to The NASDAQ Capital Market. However, the Company may not be able to satisfy these conditions to obtain the additional grace periods, and even if it does, there is no guarantee that the Company will ultimately regain compliance with the MVPHS and minimum bid price requirements. Failure to do so will result in the delisting of the common stock of the Company.

The delisting of common stock from trading on NASDAQ will have a material adverse effect on the market for, and the liquidity and price of, our common stock, and stockholders of the Company may not be able to sell their shares at a reasonable price, or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by customers, employees, debt holders and other investors, and the loss of ability to negotiate and restructure the Company's convertible notes with certain debt holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the repurchases we made during the six months ended June 30, 2012 for shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock units issued to employees pursuant to the Company’s shareholder-approved stock incentive plan:

Period	Total Number of Shares Repurchased	Average Price Paid per Share
April	2,763	$0.68
May	1,785	0.58
June	206	0.20
Total	4,754	$0.62
On December 6, 2007, our Board of Directors authorized us to purchase up to $12.5 million of our common stock in open market purchases and privately negotiated transactions. The plan is set to expire after $12.5 million of our common stock is purchased. No shares were repurchased under this plan in the first quarter of 2012. The maximum number of shares that could have been purchased under this plan for the months of April, May and June 2012 was 6,895,074, 8,083,879 and 23,443,250 respectively based on the remaining dollar amount authorized divided by the average purchase price in the month.

Item 3.	Defaults Upon Senior Securities
None reportable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None reportable

Item 6.	Exhibits
The following exhibits are filed as a part of this report:

Exhibit Numbers	Description	Method of Filing
10.1	Amendment of Executive Employment Agreement between the Company and Bryce B. Engel, dated July 24, 2012	(1)
10.2	Retention Letter for Bryce B. Engel, dated July 24, 2012	(1)
10.3	Employment Letter between Penson Financial Services, Inc. and Bart McCain, dated June 12, 2006	(1)
10.4	Amendment to Employment Letter between Penson Financial Services, Inc. and Bart McCain, dated July 31, 2012	(1)
10.5	Form of Executive Retention Letter	(1)
10.6	Amendment to the Asset Purchase Agreement between Penson Financial Services, Inc. and Knight Execution & Clearing Services LLC, dated as of May 29, 2012	(1)
10.7	Transition Services Agreement between Penson Financial Services, Inc. and Knight Execution & Clearing Services LLC, effective as of May 31, 2012	(1)
10.8	Letter from the Financial Industry Regulatory Authority to Penson Financial Services, Inc., dated May 15, 2012	(1)
10.9	Separation Agreement between the Company and Philip A. Pendergraft, dated July 2, 2012	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
________________________

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSON WORLDWIDE, INC.

/s/ Daniel P. Son
Daniel P. Son
Chief Executive Officer and principal executive officer
Date:	August 14, 2012

/s/ R. Bart McCain
R. Bart McCain
Executive Vice President, Chief Financial Officer and principal financial and accounting officer
Date:	August 14, 2012

INDEX TO EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Numbers	Description	Method of Filing
10.1	Amendment of Executive Employment Agreement between the Company and Bryce B. Engel, dated July 24, 2012	(1)
10.2	Retention Letter for Bryce B. Engel, dated July 24, 2012	(1)
10.3	Employment Letter between Penson Financial Services, Inc. and Bart McCain, dated June 12, 2006	(1)
10.4	Amendment to Employment Letter between Penson Financial Services, Inc. and Bart McCain, dated July 31, 2012	(1)
10.5	Form of Executive Retention Letter	(1)
10.6	Amendment to the Asset Purchase Agreement between Penson Financial Services, Inc. and Knight Execution & Clearing Services LLC, dated as of May 29, 2012	(1)
10.7	Transition Services Agreement between Penson Financial Services, Inc. and Knight Execution & Clearing Services LLC, effective as of May 31, 2012	(1)
10.8	Letter from the Financial Industry Regulatory Authority to Penson Financial Services, Inc., dated May 15, 2012	(1)
10.9	Separation Agreement between the Company and Philip A. Pendergraft, dated July 2, 2012	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
________________________

(1)	Filed herewith.