Form 10-Q/A
period 2012-06-30
PENSON WORLDWIDE INC
filed 2012-09-06
CIK 1123541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 4, 2012, there were 28,152,826 shares of the registrant’s $.01 par value common stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q or modify or update in any way disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Form 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, if any.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
101
The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements
		(2)
________________________

(1)	Previously filed.

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

PENSON WORLDWIDE, INC.

/s/ Daniel P. Son
Daniel P. Son
Chief Executive Officer and principal executive officer
Date:	September 6, 2012

/s/ R. Bart McCain
R. Bart McCain
Executive Vice President, Chief Financial Officer and principal financial and accounting officer
Date:	September 6, 2012

INDEX TO EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Numbers	Description	Method of Filing
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)
101
The following materials from Penson Worldwide, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements
		(2)
________________________

(1)	Previously filed.

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

4